Form 10-Q
period 1995-03-31
RIVERSIDE GROUP INC/FL
filed 1995-05-16
CIK 277356

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                            Commission File
For Quarter Ended         March 31, 1995                     Number 0-9209
                          --------------                     -------------


                              RIVERSIDE GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                           59-1144172
- - -------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

7800 Belfort Parkway, Jacksonville, Florida                     32256
- - -------------------------------------------              ------------------
(Address of principal executive offices)                      (Zip Code)

            Registrant's telephone number, including area code number
                                  602-224-6820
                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---      ---

On May 10, 1995 there were 5,465,781 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX

                                                                     Page
                                                                    Number

PART I.                    FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets
                           March 31, 1995 (Unaudited)
                           and December 31, 1994                        3

                           Condensed Consolidated Statements
                           of Operations
                           Three months ended
                           March 31, 1995 and 1994 (Unaudited)          4

                           Condensed Consolidated Statement
                           of Common Stockholders' Equity
                           Three months ended
                           March 31, 1995 (Unaudited)                   5


                           Condensed Consolidated Statements of
                           Cash Flows
                           Three months ended
                           March 31, 1995 and 1994 (Unaudited)          6

                           Notes to Condensed Consolidated
                           Financial Statements (Unaudited)             7

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                               11

PART II.

                  Item 6.  Exhibits and Reports on Form 8-K            15

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                 (in thousands)







                                                                                         March 31,              December 31,
                                                                                           1995                     1994
                                                                                        -----------              ------------
                                                                                        (unaudited)
                                 ASSETS
Investments:

  Fixed maturities available for sale - at market                                        $169,135                 $157,579
  Equity securities available for sale - at market                                            901                      951
  Mortgage loans                                                                           26,769                   27,153
  Investment real estate                                                                   31,551                   31,284
  Policy loans                                                                             19,723                   19,742
  Short-term and other investments, (at cost which approximates market)                     3,909                   22,262
                                                                                         --------                 --------
     Total investments                                                                    251,988                  258,971
Cash                                                                                          311                      189
Investment in Wickes Lumber Company, at equity                                             13,323                   14,763
Securities of related parties                                                               1,500                    1,500
Accrued investment income                                                                   3,275                    3,450
Reinsurance receivables                                                                    29,569                   29,434
Premiums receivable                                                                           400                      362
Value of acquired insurance in force                                                       21,381                   22,381
Deferred policy acquisition costs                                                           2,471                    2,453
Excess of cost over fair value of net assets acquired                                      11,488                   11,586
Other assets                                                                                3,298                    2,773
Separate account assets                                                                     8,848                    8,848
                                                                                         --------                 --------
     Total assets                                                                        $347,852                 $356,710
                                                                                         ========                 ========
                LIABILITIES & STOCKHOLDERS' EQUITY

Future life insurance benefits                                                           $146,925                 $147,701
Policyholder contract deposits and other funds                                            102,459                  111,465
Unpaid claims                                                                               1,197                    1,227
Accrued expenses and other liabilities                                                      8,542                    8,799
Deferred income taxes                                                                       1,042                    1,029
Notes payable                                                                              19,093                   20,093
Mortgage debt                                                                              14,891                   15,930
Subordinated debt                                                                           9,205                    9,175
Net liabilities of discontinued operations                                                  3,203                    3,340
Separate account liabilities                                                                8,848                    8,848
                                                                                         --------                 --------
     Total liabilities                                                                    315,405                  327,607
                                                                                         --------                 --------
Commitments and contingencies (Note 5)

Common stockholders' equity:
  Common stock, $.10 par value; 20,000,000 shares authorized;
     issued and outstanding, 5,465,781 in 1995 and in 1994                                    547                      547
  Additional paid-in capital                                                               18,175                   18,175
  Retained earnings                                                                        18,623                   20,123
  Unrealized investment appreciation (depreciation), net of taxes and deferred
     policy acquisition costs of ($640) in 1995 and ($894) in 1994                         (4,898)                  (9,742)
                                                                                         --------                 --------
     Total common stockholders' equity                                                     32,447                   29,103
                                                                                         --------                 --------
     Total liabilities and common stockholders' equity                                   $347,852                 $356,710
                                                                                         ========                 ========








See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)




                                                                                 Three Months Ended
                                                                                      March 31,
                                                                       ----------------------------------
                                                                             1995                  1994
                                                                       ------------           -----------
Premiums and annuity considerations                                    $      2,201          $      6,097
Net investment income                                                         3,862                 4,288
Net realized investment losses                                                  (48)                 (462)
Equity in losses of Wickes Lumber Company                                    (1,439)               (2,685)
Other income                                                                    860                   504
                                                                       ------------          ------------

  Total revenues                                                              5,436                 7,742

Policy benefits                                                               3,926                 5,881
Policy acquisition costs                                                        666                   713
Other operating costs and expenses                                            1,647                 2,278
Interest expense                                                                795                   543
Minority interest                                                                 -                   (17)
                                                                       ------------          ------------

  Total expenses                                                              7,034                 9,398

Loss from continuing operations before income taxes                          (1,598)               (1,656)
Income tax benefit                                                                0                  (113)
                                                                       ------------          ------------
Loss from continuing operations                                              (1,598)               (1,543)
Income (loss) from operations of discontinued property
   and casualty insurance company                                                98                  (155)
                                                                       ------------          ------------
  Net loss                                                             $     (1,500)         $     (1,698)
                                                                       ============          ============
Earnings (loss) per share, after deducting preferred
stock dividends and accretion:
  Loss from continuing operations                                      $      (0.28)         $      (0.33)
  Income (loss) from discontinued operations                                   0.02                 (0.03)
                                                                       ------------          ------------
  Net loss per share                                                   $      (O.26)         $      (0.36)
                                                                       ============          ============




Weighted average number of common shares
  used in computing earnings per share                                    5,465,781             5,320,263






See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS EQUITY
                                 (in thousands)
                                  (unaudited)




                                                                                           Additional
                                                                              Common        Paid-In          Retained
                                                                              Stock         Capital          Earnings
                                                                            --------    -----------     --------------
Balance, December 31, 1994                                                  $    547     $   18,175     $     20,123

Net loss, three months ended March 31, 1995                                                                   (1,500)

Change in unrealized investment appreciation
  (depreciation) of fixed maturities and equity securities
                                                                            --------     ----------     ------------

Balance, March 31, 1995                                                     $   547      $   18,175     $     18,623
                                                                            =======      ==========     =============


                                                                               Unrealized           Total
                                                                               Investment          Common
                                                                              Appreciation      Stockholders
                                                                             (Depreciation)        Equity
                                                                             --------------     ------------
Balance, December 31, 1994                                                   $     (9,742)      $    29,103

Net loss, three months ended March 31, 1995                                                          (1,500)

Change in unrealized investment appreciation
  (depreciation) of fixed maturities and equity securities                          4,844             4,844
                                                                             ------------       -----------

Balance, March 31, 1995                                                      $     (4,898)      $    32,447
                                                                             ============       ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                          Three Months Ended March 31,
                                                                                        -------------------------------
OPERATING ACTIVITIES                                                                       1995                 1994
                                                                                        ---------             ---------
  Net loss                                                                              $  (1,500)           $   (1,698)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Amortization of value of acquired insurance in force                                    565                   195
      Net change in deferred policy acquisition costs                                          (9)                  517
      Provision for deferred income taxes                                                       -                  (806)
      Net realized investment losses                                                           48                   462
      Depreciation and amortization                                                           209                   430
      Interest on policyholders' funds                                                      2,513                 2,633
      Equity in losses of unconsolidated subsidiaries                                       1,439                 2,685
      Minority interest and other non-cash adjustments                                          -                   (24)
      Change in other assets and liabilities:
        Premiums receivable and unearned premiums                                             (38)                 (153)
        Accrued investment income                                                             175                   409
        Reserve for unpaid claims, policy benefits and
          recoverable on paid losses from reinsurers and others                            (2,408)                  183
        Other assets                                                                         (776)                1,309
        Net liabilities of discontinued operations, other liabilities
          and current income taxes                                                           (394)               (3,726)
                                                                                        ---------            ----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      (176)                2,416

INVESTING ACTIVITIES Purchase of investments:
    Fixed maturities available for sale                                                   (16,514)              (34,094)
    Equity securities                                                                         (13)                  (10)
    Investment real estate                                                                    (20)                  (55)
    Mortgage and policy loans                                                                (335)                  (11)
    Short-term investments                                                               (116,156)              (59,606)
 Sale, maturity, and principal reduction of investments:
    Fixed maturities available for sale                                                     9,811                26,873
    Fixed maturities actively managed                                                           -                10,332
    Equity securities                                                                          69                 1,400
    Mortgage and policy loans                                                                 787                 1,283
    Investment real estate                                                                    251                   107
    Short-term investments                                                                134,509                59,265
                                                                                        ---------            ----------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                              12,389                 5,484

FINANCING ACTIVITIES
    Repayment of debt                                                                      (2,039)               (1,141)
    Preferred stock dividends                                                                   -                   140
    Issuance of common stock                                                                    -                   100
    Deposits of policyholders' funds                                                        1,643                 2,178
    Withdrawal of policyholders' funds                                                    (11,695)               (9,578)
                                                                                        ---------            ----------
    NET CASH USED IN FINANCING ACTIVITIES                                                 (12,091)               (8,301)
                                                                                        ---------            ----------
       INCREASE (DECREASE) IN CASH                                                            122                  (401)
                                                                                        ---------            ----------
Cash at beginning of year                                                                     189                   465
                                                                                        ---------            ----------
CASH AT END OF PERIOD                                                                   $     311            $       64
                                                                                        =========            ==========







See accompanying Notes to Condensed Consolidated Financial Statements.

                              RIVERSIDE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The condensed consolidated balance sheet as of March 31, 1995, the condensed consolidated statements of operations for the three-month periods ended March 31, 1995 and 1994, the condensed consolidated statement of common stockholders' equity for the three months ended March 31, 1995 and the condensed consolidated statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

         Earnings Per Share

         Earnings per share are based upon the weighted average number of shares of common stock outstanding during each period (5,465,781 shares in 1995 and 5,320,263 shares in 1994), after deducting accretion of redeemable Series C preferred stock totaling $234,000 in 1994. In January, 1994, 30,000 shares of common stock were issued at $3.33 per share upon exercise of options by a director of the Company.

2.       EQUITY INVESTMENT IN WICKES LUMBER COMPANY

         Summary financial information of Wickes Lumber Company ("Wickes") for the first quarters of 1995 and 1994 follows (in thousands, except per share data):


                                                                     Three Months Ended
                                                                     ------------------
                                                                         (unaudited)

                                                           April 1, 1995          March 27, 1994
                                                           -------------          --------------
Operating Statement Data:
     Net sales                                              $191,704                  $149,652
     Gross profit                                             45,557                    37,211
     Net loss                                                 (4,598)                   (8,723)
     Loss per common share                                     (0.75)                    (1.43)




                                                             April 1, 1995
                                                              (unaudited)               December 31, 1994
                                                             -------------              -----------------
Balance Sheet Data:
     Total assets                                               $313,511                     $319,573
     Long term debt                                              218,757                      211,139
     Common stockholders' equity                                $ 26,314                     $ 30,146

                  The Company currently owns 1,842,774 shares, or approximately 30%, of Wickes' outstanding common stock and has the option to purchase 374,516 additional shares. The market value of the Company's investment is $28,560,000 at May 10, 1995 based on its quoted closing market price of $15.50 per share. Included in the Company's results of operations for the first quarters of 1995 and 1994 are net losses of $1,439,000 and $2,685,000 respectively, which represents the Company's share of Wickes' net losses.

3.       DIVESTITURE OF PROPERTY AND CASUALTY OPERATIONS

         The Company is currently engaged in contract negotiations with a potential purchaser of its property and casualty insurance operations.

         The income (loss) from discontinued operations includes total property and casualty revenues of $338,000 and $1,176,000 for the three months ended March 31, 1995 and 1994, respectively. Realized investment losses were $74,000 and $15,000 for the three months ended March 31, 1995 and 1994, respectively. Also included in results of operations for the first quarter of 1995 is income of $285,000 related to an arbitration award on a disputed reinsurance settlement.

         At March 31, 1995, reinsurance receivables with carrying values of $3.1 million were associated with a single reinsurer.

         The net assets and liabilities of the Company's property and casualty insurance operations as of March 31, 1995 are classified in the accompanying unaudited condensed consolidated balance sheet as "net liabilities of discontinued operations".

4.       INVESTMENTS

         As of December 31, 1993, the Company elected to early adopt Statement of Financial Accounting Standards (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities".

         The Company's life insurance subsidiaries had a separate trading portfolio (fixed maturities actively managed) which was included in the Company's investment portfolio at market value. These investments were liquidated in the second quarter of 1994. Unrealized losses on the securities actively managed included in the results operations for the first quarter of 1994 totaled $1,017,000. All other investments in fixed maturities are classified as available for sale and as such are carried at market value with unrealized gains or losses reflected directly in stockholders' equity, net of applicable deferred income taxes and net of the adjustment to deferred acquisition cost that would have been recognized had the unrealized holding losses been realized.

5.       COMMITMENTS AND CONTINGENCIES

         On or about August 11, 1993, FynSyn Capital Corp. ("FynSyn") and a related entity, W. Lumber Investment Partnership ("WLIP"), sold an aggregate of 260,760 shares of Wickes' common stock, an option to acquire 374,516 additional shares of Wickes' common stock and 10.33 shares of Wickes' 9% redeemable preferred stock to Riverside. In connection with this sale, FynSyn stated that it was unable to locate the stock certificate representing the preferred stock and executed and delivered to Wickes an affidavit of loss and indemnity agreement, in reliance on which Wickes issued a replacement stock certificate to FynSyn, which was delivered to the Company upon completion of the sale. The
10.33 preferred shares were converted into approximately 103,922 shares of Wickes common stock as part of Wickes' plan of recapitalization completed on October 22, 1993. In February 1994, a third party informed Wickes that FynSyn had previously transferred the 10.33 preferred shares to the third party in 1989. On July 8, 1994, Wickes filed an action (the "Florida FynSyn Action") styled Wickes Lumber Company vs. FynSyn Capital Corp., et al. in the United States District Court for the Middle District of Florida, Jacksonville Division. In this action, Wickes sought, among other things, declaratory relief as to the respective rights and liabilities of Wickes, Riverside, as well as and FynSyn and the third party related to and as a consequence of these matters and seeking indemnity from FynSyn. Riverside cross-claimed against FynSyn, WLIP and related parties seeking indemnity, among other things. The court in the Florida FynSyn Action dismissed Wickes' complaint on jurisdictional grounds, and Riverside is seeking clarification that its cross-claims have not been dismissed and transfer of this action to a New Jersey Federal District Court. In a related action (the "New Jersey FynSyn Action") filed by FynSyn and WLIP in Superior Court of New Jersey, Essex County, Chancery Division, styled FynSyn Capital Corporation and Wickes Lumber Investment Partnership vs. Bankers Trust Company, et al., FynSyn and WLIP are seeking, among other things, rescission of the affidavit of loss and indemnity agreement and the rescission or reformation of the terms of the sale of all of their Wickes securities to Riverside. Riverside and Wickes have answered the complaint in the New Jersey FynSyn Action and counterclaimed seeking, among other things, indemnity and enforcement of their contractual rights. Wickes has also sought declaratory relief similar to that sought in the Florida FynSyn Action. Riverside and Wickes intend to pursue vigorously their respective rights against FynSyn, WLIP and related parties, and Riverside intends to defend vigorously the claims of FynSyn and WLIP.

         The State of Florida is investigating the propriety of the methods by which collateral protection insurance programs have been conducted by certain financial institutions who were policyholders of Dependable. Dependable is cooperating with these investigations and has made available its records to, and has met with, representatives of the state. The Company has been informed by the state that it is not a target of these investigations, but there can be no assurance Dependable will not become a target in the future.

         As is common in the insurance industry, the Company is regularly engaged in the defense of claims arising out of the conduct of the insurance business. Currently, the Company is not aware of any litigation which would, in management's opinion, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6.       NOTE PAYABLE

         On March 28, 1995, AFAC amended its credit agreement with Bank of Montreal and First Interstate Bank of California. Under terms of this amendment the loan repayment schedule was revised for total payments due in 1995 and 1996. The amendment provides for total repayments of $2 million in 1995 and $5 million in 1996. The original credit agreement provided for total repayments of $5 million in 1995 and $2 million in 1996. Additionally the amendment relaxed certain covenants related to AFAC's required minimum net worth and the market value of pledged Wickes Common Stock.

7.       RELATED PARTY TRANSACTIONS

         In February and April of 1995, the Company advanced to Wilson Financial Corporation an aggregate of $400,000 and Wilson Financial granted the Company an option to acquire at an exercise price of $6.31 per share the number of shares of the Company's Common Stock equal to the amount of such advance outstanding from time to time divided by the exercise price.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 1994.

                         LIQUIDITY AND CAPITAL RESOURCES

THE PARENT COMPANY

         The liquidity requirements of the parent company consist primarily of providing funds for payment of debt and related interest and for operating expenses.

         The funds available to the parent company from operating sources continue to be limited. Sources of funds available to the parent company include: interest payments on the surplus note of Dependable Insurance Company ("Dependable"), management fees and expense reimbursements for services provided to the Company's subsidiaries; funds that may be generated from the sale of Dependable or other unrestricted assets; and intercompany advances from AFAC.

         In addition to the March 28, 1995, amendment of AFAC's existing bank loan agreement (see Note 6 of Notes to Condensed Consolidated Financial Statements), the Company has reached preliminary agreement, subject to final bank approval, with AFAC's lenders concerning additional borrowings and modifications that would permit the Company to maintain adequate liquidity and to meet the scheduled payments of principal and interest on its indebtedness and to exercise its option to acquire additional shares of Wickes' common stock before such option expires in August 1995. In addition, the Company is currently engaged in contract negotiations with a potential purchaser of Dependable. If these transactions are completed, the Company anticipates that liquidity beyond the Company's current needs will be created. In this event, the Company may explore the advisability of repurchasing additional shares of its common stock, including some or all of the shares issued in the April 1994 recapitalization in retirement of the Company's Series C Preferred Stock.
There can be no assurance, however, that any of these transactions can be effected on a timely basis. Bank loan restructuring, as presently contemplated, without a sale of Dependable may not be sufficient to provide adequate liquidity throughout 1996.

         In February 1995, the Company received $600,000 in connection with the settlement of a dispute with respect to a financing proposal to the Company in late 1992. Also in February and April of 1995 the Company advanced an aggregate of $400,000 to Wilson Financial Corporation and Wilson Financial Corporation granted the Company an option to acquire shares of the Company's Common Stock (see Related Party Transactions).

See Note 5 of Notes to Condensed Consolidated Financial Statements for a description of litigation seeking, among other things, recission of the transaction in which Riverside acquired or has the right to acquire for approximately $6.5 million an aggregate of 739,198 share of Wickes Common Stock.

AFAC

         AFAC's liquidity requirements consist primarily of funds required to repay debt and related interest.

         Sources of funds available to AFAC consist of surplus note payments from Laurel Life Insurance Company ("Laurel") via dividends Laurel receives from its American Founders subsidiary. In general, Texas statutes limit the amount of dividends American Founders may pay in any year to the greater of prior year's statutory net gain from operations after income taxes or 10% of statutory capital and surplus without state approval. For 1995, American Founders is eligible to pay dividends in excess of debt service requirements without state approval. The Company believes that AFAC will continue to have funds sufficient for its needs for the foreseeable future.

INSURANCE SUBSIDIARIES

         General. During the first quarter of 1995, approximately $10 million of cash was used by consolidated operating activities, including deposits and withdrawals of policyholders funds principally as the result of annuity surrenders and payment of death benefits.

         Dependable. In May 1995, Dependable completed the sale of certain real estate assets. The net cash proceeds generated by this transaction was approximately $2.3 million. In addition Dependable was awarded an arbitration settlement of approximately $.9 million, net of legal expenses, related to a disputed reinsurance receivable which is to be received by May 26, 1995. These transactions will provide Dependable with sufficient liquidity for the foreseeable future.

         Life Insurance Subsidiaries. The Company's investment portfolio is highly liquid, consisting predominately of readily marketable securities. The Company does not expect any material changes in its cash requirements and is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on life operations' liquidity.

                              RESULTS OF OPERATIONS

GENERAL

         The Company reported results of operations for the first quarters ending March 31, 1995 and 1994, as follows (in thousands):



                                                        1995                     1994
                                                        ----                     ----
Loss from continuing
 operations(1)                                        $(1,598)                 $(1,543)

Income (loss) from discontinued
operations(2)                                              98                     (155)
                                                      -------                  -------

Net loss                                              $(1,500)                 $(1,698)
                                                      --------                 -------
- - -----------------


(1) Includes net realized investment losses of $48,000 and $462,000 for the quarters ended March 31, 1995 and 1994, respectively. Also included in results of continuing operations for the first quarter of 1995 is income of $600,000 related to the settlement of a disputed financing proposal. In 1994 results of continuing operations include a gain of $558,000 from the sale of the Company's subordinated notes. The Company's equity in net loss of Wickes Lumber Company for the quarters ended March 31, 1995 and 1994 was $1,439,000 and $2,685,000, respectively. Wickes' first quarter has historically been adversely affected by seasonal decreases in building and construction activity in the Northeast and Midwest resulting from winter weather conditions.

(2) Includes income of $285,000 in the first quarter of 1995 related to an arbitration award on a disputed reinsurance receivable.

LIFE INSURANCE OPERATIONS

         The following table sets forth comparative information with respect to the Company's life insurance operations.


                                                                                 Dollars in thousands
                                                                                Quarter Ended March 31,
                                                                                -----------------------
                                                                                                            Inc.
                                                                1995                    1994                (Dec.)
                                                                ----                    ----                ------
Premiums and annuities                                         $2,201                  $6,097              (64%)
Benefits and losses                                             3,926                   5,881              (33%)
Policy acquisition expenses                                       555                     713              (22%)
Investment income                                               3,859                   4,347              (11%)


                                       13

         The decrease in premiums and annuity considerations in the first quarter of 1995 compared to 1994 was caused primarily by the sale of the life and accident and health business in Aztec Life Assurance Company ("Aztec").

         Benefits and losses decreased in the first quarter of 1995 compared to 1994 primarily due to larger decreases in reserves than in prior year.

         Policy acquisition amortization expenses are lower in 1995 compared to 1994 due to the reduction in the underlying assets as a result of amounts written off at year end 1994 related to the sale of the inforce business of Aztec Life.

         The decrease in investment income in 1995 compared to 1994 resulted primarily from lower average invested assets.

                              INVESTMENT OPERATIONS

INVESTMENT OPERATIONS

         Investment operations include all invested assets of the life insurance subsidiaries, the parent company, and assets of Dependable that are anticipated to be retained by the Company after the sale of Dependable. Investment income, net of investment expenses, decreased 7% from the first quarter of 1994 to the first quarter of 1995 primarily as a result of reduced invested assets.

         Annualized investment yields on average invested assets were 6.2% in 1995 compared to 5.7% in 1994. The increased yield in 1995 is primarily due to the overall increase in market interest rates and reduced levels of short term investments. Included in net investment income for the first quarter of 1995 and 1994 were $(115,000), and $(135,000), respectively, of net real estate expense.

         Net realized investment losses for the first quarter of 1995 and 1994 were $(48,000) and $(462,000), respectively.

                      OPERATING COSTS AND INTEREST EXPENSE

         Other operating costs and expenses were $1,647,000 for the first quarter of 1995 compared to $2,278,000 in 1994. This $669,000 decrease was primarily due to reduced lease expenses and life insurance staff reductions.

         Interest expense for the first quarter of 1995 compared to 1994 was $795,000 and $543,000, respectively. The increase in interest expense between 1995 and 1994 results from the increased indebtedness of AFAC incurred in April, 1994 and from higher interest rates.

             DISCONTINUED PROPERTY AND CASUALTY INSURANCE OPERATIONS

         The increase in income from discontinued operations is primarily related to income of $285,000 generated by an arbitration award related to a disputed reinsurance receivable.

                                     PART II

                                OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K.

         (a)               Exhibits

                           27   Financial Data Schedule - 1st Quarter 1995


         (b)               Reports on Form 8-K

                           There were no Reports on Form 8-K filed by the Company during the first three months of 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE GROUP, INC.

/s/ Duane T. Miller
- - -------------------
Duane T. Miller
Vice President and
Controller

/s/ Wayne A. Schreck
- - --------------------
Wayne A. Schreck
Executive Vice President
(Chief Accounting Officer)

Date: May 12, 1995

                                EXHIBIT INDEX


NO.                        DESCRIPTION
- - --                         -----------

27                         Financial Data Schedule
