Form 10-Q
period 1995-06-30
RIVERSIDE GROUP INC/FL
filed 1995-08-14
CIK 277356

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                Commission File
For Quarter Ended  June 30, 1995                                Number  0-9209
                  -------------------                                  --------


                             RIVERSIDE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                              59-1144172
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                        32256
-------------------------------------------                      ----------
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

On August 11, 1995 there were 5,315,101 shares of the Registrant's common stock outstanding.

                             RIVERSIDE GROUP, INC.

                                     INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.                FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       June 30, 1995 (Unaudited)
                       and December 31, 1994                              3

                       Condensed Consolidated Statements
                       of Operations
                       Three months and six months ended
                       June 30, 1995 and 1994 (Unaudited)                 4

                       Condensed Consolidated Statement
                        of Common Stockholders' Equity
                        Six months ended
                       June 30, 1995 (Unaudited)                          5

                       Condensed Consolidated Statements of
                        Cash Flows
                        Six months ended
                       June 30, 1995 and 1994
                        (Unaudited)                                       6

                       Notes to Condensed Consolidated
                       Financial Statements (Unaudited)                   7

            Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                    11

PART II.

            Item 2.    Changes in Securities                             16

            Item 3.    Legal Proceedings                                 16

            Item 6.    Exhibits and Reports on Form 8-K                  16

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                 (in thousands)

                                                                                                (unaudited)
                                                                                                 June 30,        December 31,
                                                                                                   1995              1994
                                                                                                -----------      ------------
                               ASSETS

Investments:
  Fixed maturities available for sale - at market                                                $170,228          $157,579
  Equity securities available for sale - at market                                                  1,387               951
  Mortgage loans                                                                                   25,533            27,153
  Investment real estate                                                                           17,977            31,284
  Policy loans                                                                                     20,046            19,742
  Short-term and other investments, (at cost which approximates market)                             6,592            22,262
                                                                                                -----------      ------------
     Total investments                                                                            241,763           258,971
Cash                                                                                                  113               189
Investment in Wickes Lumber Company, at equity                                                     14,017            14,763
Securities of related parties                                                                       1,500             1,500
Accrued investment income                                                                           3,209             3,450
Reinsurance receivables                                                                            25,973            29,434
Premiums receivable                                                                                   352               362
Value of acquired insurance in force                                                               19,466            22,381
Deferred policy acquisition costs                                                                   2,328             2,453
Excess of cost over fair value of net assets acquired                                              11,388            11,586
Other assets                                                                                        2,383             2,773
Separate account assets                                                                             8,937             8,848
                                                                                                -----------      ------------
    Total assets                                                                                 $331,429          $356,710
                                                                                                ===========      ============

                   LIABILITIES & STOCKHOLDERS' EQUITY

Future life insurance benefits                                                                   $141,010          $147,701
Policyholder contract deposits and other funds                                                     99,859           111,465
Unpaid claims                                                                                       1,191             1,227
Accrued expenses and other liabilities                                                              6,508             8,799
Deferred income taxes                                                                               1,042             1,029
Notes payable                                                                                      19,093            20,093
Mortgage debt                                                                                       4,401            15,930
Subordinated debt                                                                                   9,236             9,175
Net liabilities of discontinued operations                                                          1,296             3,340
Separate account liabilities                                                                        8,937             8,848
                                                                                                -----------      ------------
    Total liabilities                                                                              292,573           327,607
                                                                                                -----------      ------------

Commitments and contingencies (Note 5)

Common stockholders' equity:
  Common stock, $.10 par value; 20,000,000 shares authorized;
     issued and outstanding, 5,315,101 in 1995 and 5,465,781 in 1994                                  532               547
  Additional paid-in capital                                                                       17,272            18,175
  Retained earnings                                                                                19,609            20,123
  Unrealized investment appreciation (depreciation), net of taxes and deferred
     policy acquisition costs of $843 in 1995 and ($894) in 1994                                    1,443            (9,742)
                                                                                                -----------      ------------
    Total common stockholders' equity                                                              38,856            29,103
                                                                                                -----------      ------------
    Total liabilities and common stockholders' equity                                            $331,429          $356,710
                                                                                                ===========      ============

See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except pre share amounts)
                                  (unaudited)




                                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                                 -------------------------------    --------------------------------
                                                                      1995                1994           1995                1994
Premiums and annuity considerations                              $    2,110          $    4,054     $    4,311           $   10,151

Net investment income                                                 3,707               5,005          7,569                9,293
Net realized investment gains (losses)                                  344                (386)           296                 (848)
Equity in income (losses) of Wickes Lumber Company                      694               2,173           (745)                (512)
Other income                                                           (171)                202            689                  706
                                                                 ----------           ---------      ---------           ----------

  Total revenues                                                      6,684              11,048         12,120               18,790

Losses, loss adjustment expenses and policy benefits                  2,808               4,742          6,734               10,623
Commissions and insurance service fees                                  892               1,238          1,558                1,951
Other operating costs and expenses                                    1,110               1,755          2,757                4,033
Interest expense                                                        772                 858          1,567                1,401
Minority interest                                                        --                  10             --                   (7)
                                                                 ----------          ----------     ----------           ----------

  Total expenses                                                      5,582               8,603         12,616               18,001

Income (loss) from continuing operations before income taxes          1,102               2,445           (496)                 789
Income tax expense                                                        0                 932              0                  819
                                                                 ----------          ----------     ----------           ----------
Income (loss) from continuing operations                              1,102               1,513           (496)                 (30)
Loss from operations of discontinued property
   and casualty insurance company                                      (116)             (2,011)           (18)              (2,166)
                                                                 ----------          ----------     ----------           ----------
  Net income (loss)                                              $      986          $     (498)    $     (514)          $   (2,196)
                                                                 ==========          ==========     ==========           ==========


Earnings (loss) per share, after deducting preferred
  stock dividends and accretion:
  Income (loss) from continuing operations                       $     0.20          $     0.28     $    (0.09)          $    (0.01)
  Loss from discontinued operations                                   (0.02)              (0.37)          0.00                (0.40)
                                                                 ----------          ----------     ----------           ----------
  Net income (loss) per share                                    $     0.18          $    (0.09)    $    (0.09)          $    (0.41)
                                                                 ==========          ===========    ==========           ==========


Weighted average number of common shares
  used in computing earnings per share                            5,365,546           5,477,259      5,366,370            5,369,930


See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                                                                                                 Unrealized           Total
                                                                  Additional                     Investment          Common
                                                        Common     Paid-In       Retained       Appreciation      Stockholders'
                                                        Stock      Capital       Earnings      (Depreciation)        Equity
                                                        ------    ----------     --------       ------------      -------------
Balance, December 31, 1994                              $  547    $   18,175     $ 20,123       $     (9,742)     $      29,103

Net loss, six months ended June 30, 1995                                             (514)                                (514)

Purchase and Retirement of 150,680 shares
   of common stock, at cost                                (15)         (903)                                             (918)

Change in unrealized investment appreciation
  of fixed maturities and equity securities                                                            11,185            11,185
                                                        ------    ----------     --------      --------------     -------------

Balance, June 30, 1995                                  $  532    $   17,272     $ 19,609      $        1,443     $      38,856
                                                        ======    ==========     ========      ==============     =============

See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                        Six Months Ended June 30,
                                                                                    -------------------------------
OPERATING ACTIVITIES                                                                   1995                  1994
                                                                                    ---------              --------
  Net loss                                                                          $    (514)             $ (2,196)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Amortization of value of acquired insurance in force                              1,238                  (485)
      Net change in deferred policy acquisition costs                                      64                   932
      Provision for deferred income taxes                                                  13                   819
      Net realized investment losses                                                       48                   848
      Depreciation and amortization                                                       354                   645
      Interest on policyholders' funds                                                  4,367                 5,111
      Equity in losses of unconsolidated subsidiaries                                     745                   512
      Minority interest and other non-cash adjustments                                     --                     7
      Change in other assets and liabilities:
        Premiums receivable and unearned premiums                                          10                   140
        Accrued investment income                                                         241                  (310)
        Reserve for unpaid claims, policy benefits and
          recoverable on paid losses from reinsurers and others                          (602)               (4,558)
        Other assets                                                                      231                 2,828
        Net liabilities of discontinued operations, other liabilities
          and current income taxes                                                     (4,335)               (2,719)
                                                                                       -------               ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                           1,860                 1,574

INVESTING ACTIVITIES
  Purchase of investments:
    Fixed maturities available for sale                                               (33,169)              (71,005)
    Equity securities                                                                 (13,375)                  (20)
    Investment real estate                                                                (69)                 (150)
    Mortgage and policy loans                                                          (1,351)                  (11)
    Short-term investments                                                           (164,387)              (91,983)
 Sale, maturity, and principal reduction of investments:
    Fixed maturities available for sale                                                32,897                46,601
    Fixed maturities actively managed                                                     --                 22,369
    Equity securities                                                                  12,931                 1,592
    Mortgage and policy loans                                                           2,825                 1,861
    Investment real estate                                                             13,789                 3,262
    Short-term investments                                                            180,057                96,660
                                                                                      -------               -------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                          30,148                 9,176

FINANCING ACTIVITIES
    Repayment of debt                                                                 (12,529)              (19,500)
    Increase in borrowings                                                                                   20,000
    Preferred stock redemption                                                             --                (1,283)
    Issuance of common stock                                                               --                   100
    Purchase and retirement of treasury shares                                           (918)                   --
    Deposits of policyholders' funds                                                      494                 4,359
    Withdrawal of policyholders' funds                                                (19,131)              (14,276)
                                                                                      -------                ------
    NET CASH USED IN FINANCING ACTIVITIES                                             (32,084)              (10,600)
                                                                                      -------                ------
       INCREASE (DECREASE) IN CASH                                                        (76)                  150
Cash at beginning of year                                                                 189                   465
                                                                                      -------                ------
CASH AT END OF PERIOD                                                               $     113              $    615
                                                                                      =======                ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                             RIVERSIDE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The condensed consolidated balance sheets of Riverside Group, Inc. and subsidiaries ("Riverside" or "the Company") as of June 30, 1995, the condensed consolidated statements of operations for the three month and six month periods ended June 30, 1995 and 1994, the condensed consolidated statement of common stockholders' equity for the six months ended June 30, 1995 and the condensed consolidated statements of cash flows for the six months ended June 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995, and for all periods presented have been made.

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

         Earnings Per Share

         Earnings per share are based upon the weighted average number of shares of common stock outstanding during each period (5,366,370 shares in 1995 and 5,369,930 shares in 1994), after deducting accretion of redeemable Series C preferred stock totaling $234,000 in 1994. Effective June 30, 1995, the Company exercised an option to purchase 150,680 shares of its common stock which were retired as treasury shares.

2.       EQUITY INVESTMENT IN WICKES LUMBER COMPANY

         Summary financial information of Wickes Lumber Company ("Wickes") for the first six months of 1995 and 1994 follows (in thousands, except per share data):

                                                           Three Months Ended                     Six Months Ended
                                                           ------------------                     ----------------
                                                               (unaudited)                          (unaudited)

                                                     July 1, 1995      June 25, 1994      July 1, 1995      June 25, 1994
                                                     ------------      -------------      ------------      -------------
Operating Statement Data:
     Net sales                                         $272,791           $259,261          $464,495           $408,913
     Gross profit                                        63,936             62,050           109,493             99,261
     Income (loss) before income taxes                    4,098              7,963            (3,561)              (460)
     Income tax expense (benefit)                         1,640                600            (1,043)               900
     Net income (loss)                                    2,470              7,360            (2,128)            (1,360)
     Net income (loss) per common share                $   0.40           $   1.21          $  (0.35)          $  (0.22)

                                                     (unaudited)
                                                     July 1, 1995      Dec. 31, 1994
                                                     ------------      -------------
Balance Sheet Data:
     Total assets                                       $348,737          $319,573
     Long term debt                                      237,818           211,139
     Common stockholders' equity                        $ 28,574          $ 30,146


         At June 30, 1995, the Company, owned 1,842,774 shares, or approximately 30%, of Wickes outstanding common stock. On August 14, 1995, the Company intends to attempt to exercise its option from Wickes Lumber Investment Partnership ("WLIP") to purchase 374,516 additional shares at an aggregate exercise price of $2,300,000. The Company is unable to predict whether WLIP will accept or reject this attempt. For a description of the pending dispute with WLIP, see Note 5 of Notes to Condensed Consolidated Financial Statements. Giving effect to the option exercise the Company would own approximately 36% of Wickes outstanding common stock. The market value of the Company's investment (also assuming option exercise) is $30,500,000 at August 8, 1995, based on its quoted closing market price of $13.75 per share. Included in the Company's results of operations for the second quarter and first six months of 1995 are net income (losses) of $694,000 and $(745,000) respectively, which represents the Company's 30% share of Wickes net income (losses). In 1994 the Company reported its share of Wickes net income (losses) for the second quarter and first six months of $2,173,000 and $(512,000) respectively.

3.       DIVESTITURE OF PROPERTY AND CASUALTY OPERATIONS

         The Company is preparing for the sale of its property and casualty insurance operations in accordance with the terms of the contract for sale with MedMarc Insurance Company. It is anticipated this transaction will close during 1995. The Company expects a gain of approximately $3,000,000 will be recorded on the sale.

         The income (loss) from discontinued operations includes total property and casualty revenues of $701,000 and $1,039,000 for the three months and six months ended June 30, 1995 and $824,000 and $2,000,000 for the three months and
six months ended June 30, 1994, respectively.   Realized investment gains
(losses) were $(12,000) and $(86,000) for the three months and six months ended June 30, 1995 and $(232,000) and $217,000 for the three months and six months ended June 30, 1994, respectively. Also included in results of discontinued operations for 1995 is income of $285,000 related to an arbitration award on a disputed reinsurance settlement received in the first quarter.


         The net assets and liabilities of the Company's property and casualty insurance operations as of June 30, 1995 are classified in the accompanying unaudited condensed consolidated balance sheet as "net liabilities of discontinued operations".

4.       INVESTMENTS

         In 1994 the Company's life insurance subsidiaries had a separate trading portfolio (fixed maturities actively managed) which was included in the Company's investment portfolio at market value. These investments were liquidated in the second quarter of 1994. Unrealized losses on the securities actively managed included in the results of operations for the first quarter of 1994 totaled $1,017,000. All other investments in fixed maturities are classified as available for sale and as such are carried at market value with unrealized gains or losses reflected directly in stockholders' equity, net of applicable deferred income taxes and net of the adjustment to deferred acquisition costs that would have been recognized had the unrealized holding losses been realized.

         The Company's real estate limited partnership holdings, which are consolidated for financial statement purposes, sold real estate properties which were recorded on the Company's financial statements at a value of approximately $14.0 million in May of 1995. Related mortgage debt on these properties of $10.5 million was paid off and capital gains of $0.3 million were realized.

5.       COMMITMENTS AND CONTINGENCIES

         On or about August 11, 1993, FynSyn Capital Corp. ("FynSyn") and a related entity, WLIP, sold an aggregate of 260,760 shares of Wickes' common stock, an option to acquire 374,516 additional shares of Wickes' common stock and 10.33 shares of Wickes' 9% redeemable preferred stock to Riverside. In connection with this sale, FynSyn stated that it was unable to locate the stock certificate representing the preferred stock and executed and delivered to Wickes an affidavit of loss and indemnity agreement, in reliance on which Wickes issued a replacement stock certificate to FynSyn, which was delivered to the Company upon completion of the sale. The 10.33 preferred shares were converted into approximately 103,922 shares of Wickes common stock as part of Wickes' plan of recapitalization completed on October 22, 1993. In February 1994, a third party informed Wickes that FynSyn had previously transferred the
10.33 preferred shares to the third party in 1989. On July 8, 1994, Wickes filed an action (the "Florida FynSyn Action") styled Wickes Lumber Company vs. FynSyn Capital Corp., et al. in the United States District Court for the Middle District of Florida, Jacksonville Division. In this action, Wickes sought, among other things, declaratory relief as to the respective rights and liabilities of Wickes and Riverside, as well as FynSyn and the third party related to and as a consequence of these matters and seeking indemnity from FynSyn. Riverside cross-claimed against FynSyn, WLIP and related parties seeking indemnity, among other things. The court in the Florida FynSyn Action dismissed Wickes' complaint on jurisdictional grounds. In a related action (the "New Jersey FynSyn Action") filed in July 1994, by FynSyn and WLIP in Superior Court of New Jersey, Essex County, Chancery Division, styled FynSyn Capital Corporation and Wickes Lumber Investment Partnership vs. Bankers Trust Company, et al., FynSyn and WLIP are seeking, among other things, rescission of the affidavit of loss and indemnity agreement and the rescission or reformation of the terms of the sale of all of their Wickes securities to Riverside. In 1995, this action was removed to the United States District Court for the District of New Jersey. Riverside and Wickes have answered the complaint in the New Jersey FynSyn Action and counterclaimed seeking, among other things, indemnity and enforcement of their contractual rights. Wickes has also sought declaratory relief similar to that sought in the Florida FynSyn Action. Riverside and Wickes intend to pursue vigorously their respective rights against FynSyn, WLIP and related parties, and Riverside intends to defend vigorously the claims of FynSyn and WLIP.

         The State of Florida is investigating the propriety of the methods by which collateral protection insurance programs have been conducted by certain financial institutions who were policyholders of Dependable Insurance Company Inc. ("Dependable"). Dependable is cooperating with these investigations and has made available its records to, and has met with, representatives of the State. The Company does not believe that these investigations will have a material adverse effect on the Company or the proposed sale of Dependable.

         As is common in the insurance industry, the Company is regularly engaged in the defense of claims arising out of the conduct of the insurance business. Currently, the Company is not aware of any litigation which would, in management's opinion, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6.       NOTE PAYABLE

         Terms of AFAC's credit agreement with Bank of Montreal and First Interstate Bank of California were revised by a second amendment dated July 28, 1995. Under terms of this amendment the loan repayment schedule is as follows:
1995-$1,000,000; 1996- $2,000,000; 1997-$5,200,000; 1998-$4,000,000;
1999-$4,520,000 and 2000-$2,280,000. The most recent loan repayment schedule for this agreement prior to the second amendment was as follows:
1995-$2,000,000; 1996-$5,000,000; 1997-$2,000,000; 1998-$2,400,000 and
1999-$7,600,000. The second amendment provides for an additional $1,000,000 bridge loan not included in the above repayment schedule. The bridge loan is payable in full on the earlier of December 31, 1995, or the closing of the sale of Dependable. The Company intends to utilize the proceeds of the bridge loan as a portion of the exercise price on its option to acquire additional common shares of Wickes stock (see Note 2). The second amendment also revised the terms for determining the effective interest rate on the loan, permits the sale of AFAC subsidiaries, requires minimum Risk Based Capital levels for life insurance subsidiaries, lowered the minimum Wickes stock market value to $10 per common share, increases the Company's minimum net worth by $4,000,000 to $32,000,000 and establishes a limit of $2,000,000 which the Company may pay in dividends or to redeem, retire, repurchase or otherwise acquire any shares of any class of its capital stock presently or hereafter outstanding for the duration of the loan. All other provisions of the original credit agreement and first amendment remain in effect.

7.       INCOME TAXES

         The Company's effective tax rate for the three months and six months ended June 30, 1995 was 0% compared to 38% and 104% for the three months and six months ended June 30, 1994, respectively. For 1995 the Company presently believes current life deferred taxes payable can be sheltered against non-life deferred tax assets for net operating losses. The unusually high rate for the first half of 1994 was primarily due to non-utilization of current operating and investment losses of the Company's non-life insurance subsidiaries.


8.       RELATED PARTY TRANSACTIONS

         In February, April and June of 1995, the Company advanced to Wilson Financial Corporation ("Wilson Financial") an aggregate of $900,000 and Wilson Financial granted the Company an option to acquire at exercise prices ranging from $5.88 to $6.31 per share the number of shares of the Company's Common Stock equal to the amount of such advance and related interest outstanding divided by the exercise price. Effective June 30, 1995, the Company elected to exercise its option on these advances acquiring 150,680 common shares at an aggregate exercise price of $918,310 by canceling the advances and related interest with Wilson Financial previously discussed.

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

                        LIQUIDITY AND CAPITAL RESOURCES

                                    GENERAL

         The Company's general liquidity requirements consist primarily of providing funds for payment of debt and related interest and for operating expenses.

         Presently funds available for general uses from operating sources are limited to: interest payments on the surplus note of Dependable; management fees and expense reimbursements for services provided to the Company's operating subsidiaries; funds that may be generated from the sale of Dependable or other unrestricted assets; and surplus note payments from Laurel Life Insurance Company ("Laurel") via dividends Laurel receives from its American Founders Life Insurance Company ("American Founders") subsidiary. In general, Texas statutes limit the amount of dividends American Founders may pay in any year, without State approval, to the greater of prior year's statutory net gain from operations after income taxes or 10% of statutory capital and surplus. For 1995, American Founders is eligible to pay dividends of $7.1 million without State approval.

         The Company anticipates that it has adequate liquidity to meet its required obligations through the remainder of 1995 without any additional financing or asset sales. The Company believes, however, that it will be necessary for the Company to complete the sale of Dependable, to obtain additional financing, to modify the terms of the Company's existing financing, or to effect sales of other assets in order for the Company to meet its liquidity needs during the first quarter of 1996.

         In June, 1995, the Company entered into a definitive agreement to sell Dependable to MedMarc Insurance Company. The Company believes that this transaction will be completed before year-end 1995 and will result in an approximate $3.0 million gain and, together with assets of Dependable to be retained by the Company, will provide liquidity beyond the Company's current needs. Upon completion of this transaction, the Company may explore the advisability of repurchasing additional shares of its common stock.

         Effective July 28, 1995, the Company entered into a second amendment of its bank credit agreement which reduced the term note repayment requirements in 1995 by $1.0 million and also provided a $1.0 million bridge loan facility to the Company through the earlier of year-end 1995 or until Dependable is sold. For a further description of the terms of this amendment, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein. On August 14, 1995, the Company intends to utilize the additional $1.0 million borrowing under this credit agreement and general corporate funds to attempt to pay in full its $1.1 million promissory note to FynSyn Capital Corp. and to pay the exercise price for its option to acquire an additional 374,516 shares of Wickes common stock from Wickes Lumber Investment Partnership. For additional information, see Notes 2 and 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

                 See Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein for a description of litigation seeking, among other things, recission of the transaction in which Riverside acquired or has the right to acquire for approximately $6.5 million an aggregate of 739,198 shares of Wickes Common Stock.

                             INSURANCE SUBSIDIARIES

         General. During the first six months of 1995, approximately $17 million of cash was used by consolidated operating activities, including deposits and withdrawals of policyholders funds principally as the result of annuity surrenders and payment of death benefits.

         Dependable. In May 1995, real estate partnership interests owned by Dependable completed the sale of certain real estate assets. The partnerships have temporarily advanced a portion of the net cash proceeds of the sale to Dependable. In addition, Dependable received net proceeds of an arbitration award of approximately $.9 million related to a disputed reinsurance receivable in May, 1995. These transactions will provide Dependable with sufficient liquidity through the anticipated closing date of the sale to MedMarc Insurance Company. If the Dependable sale is not completed in a timely manner additional financing or other sources of capital will be required to meet projected liquidity needs in 1996.

         Life Insurance Subsidiaries.. The life insurance subsidiaries' investment portfolio is highly liquid, consisting predominately of readily marketable securities. The life insurance subsidiaries do not expect any material changes in their cash requirements and are not aware of any other trends, events or uncertainties that are reasonably likely to have a material effect on life operations' liquidity.

                             RESULTS OF OPERATIONS

                                    GENERAL

         The Company reported results of operations for the quarter and six months ended June 30, 1995 and 1994, as follows (in thousands):

                                               Three Months Ended                     Six Months Ended
                                               ------------------                     ----------------
                                                   (unaudited)                          (unaudited)
                                        June 30, 1995      June 30, 1994      June 30, 1995     June 30, 1994
                                        -------------      -------------      -------------     -------------
Income (loss) from continuing
     operations (1)                         $ 1,102           $ 1,513             $(496)           $   (30)
Loss from discontinued
     operations (2)                           (116)            (2,011)              (18)            (2,166)
                                            -------            -------            ------           --------
     Net income (loss)                      $   986           $  (498)            $(514)           $(2,196)
                                            =======           ========            ======           ========

(1) Includes net realized investment gains (losses) of $344,000 and $(386,000) for the quarters ended June 30, 1995 and 1994, respectively and $296,000 and $(848,000) for the six months ended June 30, 1995 and June 30, 1994, respectively. Also included in results of continuing operations for the first quarter of 1995 is income of $600,000 related to the settlement of a disputed financing proposal. In 1994 results of continuing operations include a first quarter gain of $558,000 from the sale of the Company's subordinated notes.

(2) 1995 includes first quarter income of $285,000 related to an arbitration award on a disputed reinsurance receivable. During the second quarter of 1994 the Company experienced unusually adverse loss development in its commercial lines.

                             WICKES LUMBER COMPANY

         The following table provides comparative Wickes total operating statement data and the Company's equity in net income (loss) of Wickes:

                                                           Three Months Ended                     Six Months Ended
                                                           ------------------                     ----------------
                                                               (unaudited)                          (unaudited)

                                                     July 1, 1995      June 25, 1994      July 1, 1995      June 25, 1994
                                                     ------------      -------------      ------------      -------------
Total Operating Statement Data:
     Net sales                                         $272,791           $259,261          $464,495           $408,913
     Gross profit                                        63,936             62,050           109,493             99,261
     Income (loss) before income taxes                    4,098              7,963            (3,561)              (460)
     Income tax expense (benefit)                         1,640                600            (1,043)               900
     Net income (loss)                                    2,470              7,360            (2,128)            (1,360)
Equity  in net income (loss) of Wickes                 $    694           $  2,173          $   (745)          $   (512)

         The increase in net sales for the second quarter is primarily related to acquisitions since the second quarter of 1994. On a same store basis second quarter sales decreased 2.1% due to a slow down in residential construction and lumber price deflation. Net sales for the first six months of 1995 increased on both a total and same store basis. The increase in same store sales of 4.4% is attributable to increased market share as Wickes core customer, the residential builder, has experienced a significant decrease in housing starts for the first half of 1995 when compared to the first half of 1994.

         Second quarter gross profits increased 3.1% as a result of increased sales volumes. Gross profit as a percent of sales decreased to 23.4% of sales for the second quarter of 1995 from 23.9% of sales in the second quarter of 1994. For the first half of 1995 gross profit as a percent of sales decreased to 23.6% from 24.3% for the first half of 1994. Contributing to reduced gross margins was increased sales to the building professionals customer segment which purchases a greater portion of lower margin commodity building materials. Also, declines of commodity wood prices caused a decrease in gross profit dollars.

         Wickes net income before income taxes for the second quarter of 1995 decreased by $3.9 million primarily due to higher selling, general and administrative expenses as a percent of sales, lower gross profit margins and higher interest expense. For the first half of 1995 Wickes net loss before income taxes increased by $3.1 million compared to the first half of 1994. Reduced gross margins and increased interest expense are primarily responsible for increased losses in the first half of 1995.

         Wickes second quarter 1995 income tax expense was $1.6 million compared to $0.6 million for the second quarter of 1994. For the first half of 1995 Wickes recorded a current tax benefit of $1.4 million compared to an expense of $0.9 million in 1994. The income tax expense/benefits recorded in 1995, at an effective tax rate of 40%, reflects Wickes belief that all tax benefits will be utilized in 1995. In the first half of 1994, Wickes did not record a tax benefit due to the valuation allowance recorded against deferred tax assets at that time.

                              INSURANCE OPERATIONS

         The following table sets forth comparative information with respect to the Company's life insurance operations.

                                         Quarter Ended June 30,            Six Months Ended June 30,
                                         ----------------------            -------------------------

                                                                 Inc.                               Inc.
                                         1995         1994      (Dec.)       1995        1994      (Dec.)
                                         ----         ----      ------       ----        ----      ------
Premiums and annuities                  $2,110       $4,054     (48%)       $4,311     $10,151     (58%)
Benefits and losses                      2,808        4,742     (41%)        6,734      10,623     (37%)
Policy acquisition expenses                892        1,238     (28%)        1,558       1,951     (20%)
Investment income                       $3,745       $4,734     (21%)       $7,604      $9,081     (16%)

         The decrease in premiums and annuity considerations for 1995 compared to 1994 was caused primarily by the sale of the life and accident and health business in Aztec Life Assurance Company ("Aztec") in December 1994.

         Benefits and losses decreased during 1995 compared to 1994 primarily due to larger decreases in reserves than in prior year and the sale of the Aztec business.

         Policy acquisition amortization expenses are lower in 1995 compared to 1994 due to the reduction in the underlying assets as a result of amounts written off at year-end 1994 related to the sale of the inforce business of Aztec.

         The decrease in investment income in 1995 compared to 1994 resulted primarily from lower average invested assets.

         The Company estimates that the December 1994 sale of the Aztec business generated a decrease in profits from life insurance operations of $0.7 million for the second quarter and $1.5 million for the first half of 1995 compared to the same periods for 1994.

         Presently American Founders is engaged in negotiations for sale of the corporate charter and state licenses of its National American Life Insurance Company of Texas subsidiary.

                             INVESTMENT OPERATIONS

         Investment operations include all invested assets of the life insurance subsidiaries, the parent company, and assets of Dependable that are anticipated to be retained by the Company after the sale of Dependable. Investment income, net of investment expenses, decreased 16% from 1994 to 1995 primarily as a result of reduced invested assets.

         Annualized investment yields on average invested assets were 6.1% in 1995 compared to 6.2% in 1994. Included in net investment income for the first six months of 1995 and 1994 were $(185,000), and $(187,000), respectively, of net real estate expense.

         Net realized investment gains (losses) for the first six months of 1995 and 1994 were $296,000 and $(848,000), respectively.

                      OPERATING COSTS AND INTEREST EXPENSE

         Other operating costs and expenses were $1,110,000 for the second quarter of 1995 compared to $1,755,000 in 1994. For the six months ended June 30, 1995, other operating costs and expenses were $2,757,000 compared to $4,033,000 for the same period in 1994. Decreased expenses are due to reduced lease expenses, data processing expense savings, expense reimbursements from third parties for administrative services and staff reductions. The decrease in operating costs is attributable, in part, to decreased premium and investment income revenues as a result of life insurance policies sold or lapsed.

         Interest expense for the second quarter of 1995 compared to 1994 was $772,000 and $858,000, respectively and comparable amounts for the first six months were $1,567,000 and $1,401,000, respectively. The increase in interest expense for the first six months ended June 30, 1995, results principally from the increased indebtedness of AFAC incurred in April 1994 and from higher interest rates.

            DISCONTINUED PROPERTY AND CASUALTY INSURANCE OPERATIONS

         The decreased losses from discontinued operations is primarily related to the unusually adverse loss development experienced during the second quarter of 1994 in the commercial lines. Also income of $285,000 was realized in the first quarter of 1995 as the result of an arbitration award related to a disputed reinsurance receivable.

                                  INCOME TAXES

           The Company's effective tax rate for the three months and six months ended June 30, 1995, was 0% compared to 38% and 104% for the three months and six months ended June 30, 1994, respectively. For 1995 the Company presently believes current life deferred taxes payable can be sheltered against non-life deferred tax assets for net operating losses. The unusually high rate for the first half of 1994 was primarily due to non-utilization of current operating and investment losses of the Company's non-life insurance subsidiaries.

                                    PART II
                               OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

         Terms of AFAC's credit agreement with Bank of Montreal and First Interstate Bank of California were revised under terms of a second amendment dated July 28, 1995. For a description of the revised terms of the credit agreement, including limitations on the Company's ability to pay dividends or repurchase capital stock,see Note 6 of Notes to Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

ITEM 3.    LEGAL PROCEEDINGS

         In May 1995, the United States District Court for the Middle District of Florida, Jacksonville Division, entered an order denying the Company's request for clarification that its claims had not been dismissed in the action styled Wickes Lumber Company v. FynSyn Capital Corp. et al. In 1995 the action styled FynSyn Capital Corp. and Wickes Investment Partnership v. Bankers Trust Company, et al. was removed to the United States District Court for the District of New Jersey. For further information, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K.

         (a)         Exhibits

                     27.1   Financial Data Schedule

         (b)         Reports on Form 8-K

                     There were no Reports on Form 8-K
                     filed by the Company during the
                     first six months of 1995.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE GROUP, INC.



/s/ Duane T. Miller
---------------------------
Duane T. Miller
Vice President and
Controller




/s/ Wayne A. Schreck
---------------------------
Wayne A. Schreck
Executive Vice President
(Chief Accounting Officer)





Dated:  August 11, 1995