Form 10-Q
period 1995-09-30
RIVERSIDE GROUP INC/FL
filed 1995-11-13
CIK 277356

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                 Commission File
For Quarter Ended  September 30, 1995                             Number  0-9209
                  ------------------------                               -------


                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                               59-1144172
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7800 Belfort Parkway, Jacksonville, Florida                       32256
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

                                   Yes   X        No
                                      ------        ------

On November 10, 1995 there were 5,267,101 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX

                                                                           Page
                                                                           Number
                                                                           ------
PART I.                        FINANCIAL INFORMATION

                  Item 1.      Financial Statements

                               Condensed Consolidated Balance Sheets
                               September 30, 1995 (Unaudited)
                               and December 31, 1994                         3

                               Condensed Consolidated Statements
                               of Operations
                               Three months and nine months ended
                               September 30, 1995 and 1994 (Unaudited)       4

                               Condensed Consolidated Statement
                               of Common Stockholders' Equity
                               Nine months ended
                               September 30, 1995 (Unaudited)                5

                               Condensed Consolidated Statements of
                               Cash Flows
                               Nine months ended
                               September 30, 1995 and 1994
                               (Unaudited)                                   6

                               Notes to Condensed Consolidated
                               Financial Statements (Unaudited)              7

                  Item 2.      Management's Discussion and Analysis
                               of Financial Condition and Results
                               of Operations                                12

PART II.

                  Item 1.      Legal Proceedings                            18

                  Item 3.      Defaults Upon Senior Securities              18

                  Item 5.      Other Information                            18

                  Item 6.      Exhibits and Reports on Form 8-K             18

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                 (in thousands)


                                                                                  (unaudited)
                                                                                 September 30,     December 31,
                                                                                     1995              1994
                  ASSETS                                                         -------------     ------------
Investments:
  Fixed maturities available for sale - at market                                    $151,474         $157,579
  Equity securities available for sale - at market                                      1,886              951
  Mortgage loans                                                                       25,739           27,153
  Investment real estate                                                               17,989           31,284
  Policy loans                                                                         19,698           19,742
  Short-term and other investments, (at cost which approximates market)                15,331           22,262
                                                                                     --------         --------
     Total investments                                                                232,117          258,971
Cash                                                                                      380              189
Investment in Wickes Lumber Company, at equity                                         16,858           14,763
Securities of related parties                                                           1,500            1,500
Accrued investment income                                                               2,953            3,450
Reinsurance receivables                                                                28,073           29,434
Premiums receivable                                                                       374              362
Value of acquired insurance in force                                                   19,549           22,381
Deferred policy acquisition costs                                                       2,309            2,453
Excess of cost over fair value of net assets acquired                                  11,242           11,586
Other assets                                                                            3,127            2,773
Separate account assets                                                                 8,937            8,848
                                                                                     --------         --------
    Total assets                                                                     $327,419         $356,710
                                                                                     ========         ========

         LIABILITIES & STOCKHOLDERS' EQUITY

Future life insurance benefits                                                       $140,008         $147,701
Policyholder contract deposits and other funds                                         99,004          111,465
Unpaid claims                                                                             911            1,227
Accrued expenses and other liabilities                                                  6,958            8,799
Deferred income taxes                                                                     865            1,029
Notes payable                                                                          18,000           20,093
Mortgage debt                                                                           2,312           15,930
Subordinated debt                                                                       9,269            9,175
Net liabilities of discontinued operations                                                 --            3,340
Separate account liabilities                                                            8,937            8,848
                                                                                     --------         --------
    Total liabilities                                                                 286,264          327,607
                                                                                     ========         ========
Commitments and contingencies (Note 5)

Common stockholders' equity:
  Common stock, $.10 par value; 20,000,000 shares authorized;
     issued and outstanding, 5,315,101 in 1995 and 5,465,781 in 1994                      532              547
  Additional paid-in capital                                                           17,272           18,175
  Retained earnings                                                                    21,087           20,123
  Unrealized investment appreciation (depreciation), net of taxes and deferred
     policy acquisition costs of $438 in 1995 and ($894) in 1994                        2,264           (9,742)
                                                                                     --------         --------

    Total common stockholders' equity                                                  41,155           29,103
                                                                                     --------         --------
    Total liabilities and common stockholders' equity                                $327,419         $356,710
                                                                                     ========         ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                    ------------------        --------------------
                                                                    1995          1994          1995          1994
Premiums and annuity considerations                                $1,812       $ 4,282       $ 6,123       $14,433
Net investment income                                               3,384         4,032        10,953        13,325
Net realized investment gains                                         264         1,046           560           198
Equity in income (losses) of Wickes Lumber Company                    544         3,191          (201)        2,679
Other income                                                          500           991         1,189         1,697
                                                                   ------       -------       -------       -------

  Total revenues                                                    6,504        13,542        18,624        32,332

Policy benefits                                                     4,368         4,578        11,102        15,201
Commissions and insurance service fees                                443         2,080         2,001         4,031
Other operating costs and expenses                                  1,187         2,284         3,944         6,317
Interest expense                                                      784           724         2,351         2,125
Minority interest                                                      --            86            --            79
                                                                   ------       -------       -------       -------

  Total expenses                                                    6,782         9,752        19,398        27,753

Income (loss) from continuing operations before income taxes         (278)        3,790          (774)        4,579
Income tax expense                                                     --            80            --           899
                                                                   ------       -------       -------       -------
Income (loss) from continuing operations                             (278)        3,710          (774)        3,680
Loss from operations of discontinued property
   and casualty insurance company                                    (725)         (869)         (743)       (3,035)
Gain on disposal of discontinued property
   and casualty insurance company                                   2,481            --         2,481            --
                                                                   ------       -------       -------       -------
Net gain (loss) from discontinued operations                        1,756          (869)        1,738        (3,035)
                                                                   ------       -------       -------       -------
  Net income                                                       $1,478        $2,841        $  964        $  645
                                                                   ======       =======       =======       =======


Earnings (loss) per share, after deducting preferred
  stock dividends and accretion:
  Income (loss) from continuing operations                         $(0.06)       $ 0.67        $(0.15)       $ 0.63
  Net gain (loss) from discontinued operations                       0.34         (0.16)         0.33         (0.56)
                                                                   ------       -------       -------       -------
  Net income per share                                             $ 0.28        $ 0.51        $ 0.18        $ 0.07
                                                                   ======       =======       =======       =======


Weighted average number of common shares
  used in computing earnings per share                          5,216,522     5,520,781     5,316,423     5,439,434


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                                                Unrealized         Total
                                                                    Additional                  Investment         Common
                                                       Common        Paid-In       Retained     Appreciation    Stockholders'
                                                        Stock        Capital       Earnings    (Depreciation)      Equity
                                                       ------       ----------     --------    --------------   -------------
Balance, December 31, 1994                               $547        $18,175        $20,123       $(9,742)        $29,103

Net income, nine months ended September 30, 1995                                        964                           964

Purchase and Retirement of 150,680 shares
   of common stock, at cost                               (15)          (903)                                        (918)

Change in unrealized investment appreciation
  of fixed maturities and equity securities                                                        12,006          12,006
                                                         ----        -------        -------       -------         -------
Balance, September 30, 1995                              $532        $17,272        $21,087       $ 2,264         $41,155
                                                         ====        =======        =======       =======         =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           ----------------
OPERATING ACTIVITIES                                                       1995        1994
                                                                           ----        ----
  Net income                                                            $    964    $    645
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Gain on sale of discontinued property and casualty
        insurance operations                                              (2,481)         --
      Amortization of value of acquired insurance in force                 1,526         197
      Net change in deferred policy acquisition costs                        118       2,218
      Provision for deferred income taxes                                     13         899
      Net realized investment gains                                         (560)       (198)
      Depreciation and amortization                                          526       1,142
      Interest on policyholders' funds                                     7,020       7,314
      Equity in (gains) losses of unconsolidated subsidiaries                201      (2,679)
      Minority interest and other non-cash adjustments                        --         (79)
      Change in other assets and liabilities:
        Premiums receivable and unearned premiums                            (12)        334
        Accrued investment income                                            497         501
        Reserve for unpaid claims, policy benefits and
          recoverable on paid losses from reinsurers and others           (1,639)     (7,533)
        Other assets                                                        (414)      3,641
        Net liabilities of discontinued operations, other liabilities
          and current income taxes                                        (2,700)     (4,588)
                                                                        --------    --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,059       1,814

INVESTING ACTIVITIES
  Purchase of investments:
    Fixed maturities available for sale                                  (39,285)    (83,428)
    Equity securities                                                    (32,544)        (30)
    Investment real estate                                                  (339)       (321)
    Mortgage and policy loans                                             (3,148)        (12)
    Short-term investments                                              (236,640)   (131,433)
 Sale, maturity, and principal reduction of investments:
    Fixed maturities available for sale                                   58,263      70,157
    Fixed maturities actively managed                                         --      22,369
    Equity securities                                                     29,477       2,563
    Mortgage and policy loans                                              4,869       2,851
    Investment real estate                                                14,027       3,371
    Short-term investments                                               243,571     127,385
                                                                        --------    --------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                             38,251      13,472

FINANCING ACTIVITIES
    Repayment of debt                                                    (17,804)    (20,087)
    Increase in borrowings                                                 2,093      20,000
    Preferred stock redemption                                                --      (1,283)
    Issuance of common stock                                                  --         100
    Purchase and retirement of treasury shares                              (918)       (257)
    Deposits of policyholders' funds                                         539       6,284
    Withdrawal of policyholders' funds                                   (25,029)    (20,508)
                                                                        --------    --------
    NET CASH USED IN FINANCING ACTIVITIES                                (41,119)    (15,751)
       INCREASE (DECREASE) IN CASH                                      --------    --------
                                                                             191        (465)
Cash at beginning of year                                                    189         465
                                                                        --------    --------
CASH AT END OF PERIOD                                                   $    380    $     --
                                                                        ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                              RIVERSIDE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The condensed consolidated balance sheets of Riverside Group, Inc. and subsidiaries ("Riverside" or "the Company") as of September 30, 1995, the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1995 and 1994, the condensed consolidated statement of common stockholders' equity for the nine months ended September 30, 1995 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for all periods presented have been made.

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

         Earnings Per Share

         Earnings per share are based upon the weighted average number of shares of common stock outstanding during each period (5,316,423 shares in 1995 and 5,439,434 shares in 1994), after deducting accretion of redeemable Series C preferred stock totaling $234,000 in 1994. Effective June 30, 1995, the Company exercised an option to purchase 150,680 shares of its common stock which were retired as treasury shares.

2.       EQUITY INVESTMENT IN WICKES LUMBER COMPANY

         Summary financial information of Wickes Lumber Company ("Wickes") for the first nine months of 1995 and 1994 follows (in thousands, except per share data):

                                                 Three Months Ended                      Nine Months Ended
                                                    (unaudited)                            (unaudited)
                                         Sept. 30, 1995     Sept. 24, 1994      Sept. 30, 1995      Sept. 24, 1994
                                         --------------     --------------      --------------      --------------
Operating Statement Data:
  Net sales                                $284,488           $284,172           $ 748,983            $693,085
  Gross profit                               62,863             67,091             172,356             166,351
  Income (loss) before income taxes           3,069             11,266                (492)             10,806
  Income tax expense (benefit)                1,271                586                (132)              1,486
  Net income (loss)                           1,927             10,680                (201)              9,320
  Net income (loss) per common share       $   0.31           $   1.75           $   (0.03)           $   1.53

                                                (unaudited)
                                               Sept. 30, 1995      Dec. 31, 1994
                                               --------------      -------------
Balance Sheet Data:
     Total assets                                $345,032           $319,573
     Long term debt                               221,008            211,139
     Common stockholders' equity                 $ 30,516           $ 30,146

         At September 30, 1995, the Company, owned 2,217,102 shares, or approximately 36%, of Wickes outstanding common stock. On August 14, 1995, the Company exercised its option from Wickes Lumber Investment Partnership ("WLIP") to purchase 374,516 shares at an aggregate exercise price of $2,300,000. For a description of the pending dispute with WLIP, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein. The market value of the Company's investment is $16,100,000 at November 7, 1995, based on its quoted closing market price of $7.25 per share. Included in the Company's results of operations for the third quarter and first nine months of 1995 are net income (losses) of $544,000 and $(201,000) respectively, which represents the Company's share of Wickes net income (losses), less amortization of capitalized costs related to the Wickes investment. In 1994 the Company reported its share of Wickes net income for the third quarter and first nine months of $3,191,000 and $2,679,000 respectively. For a discussion of the proposed plan to combine Wickes Lumber Company operations with the Company see Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

3.       DIVESTITURE OF PROPERTY AND CASUALTY OPERATIONS

         On September 15, 1995, the Company completed the sale of Dependable Insurance Company ("Dependable") to MedMarc Insurance Company ("MedMarc"). The Company realized a gain upon disposal of these operations of $2,481,000. Under terms of the sale contract the Company provided indemnification for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary in regards to time limits and maximum amounts. The Company believes that these indemnities will not have a material adverse effect on the Company's results of operations or financial condition.

         Prior to the sale the Company had incurred a year-to-date loss from discontinued operations of $743,000 for 1995. The operating losses were primarily the result of excess incurred claims and adjustable reinsurance premiums. Losses from discontinued operations includes total property and casualty revenues of $258,000 and $1,297,000 for the three months and nine months ended September 30, 1995 and $268,000 and $2,268,000 for the three months and nine months ended September 30, 1994, respectively. Realized investment gains (losses) were $117,000 and $31,000 for the three months and nine months ended September 30, 1995 and $(248,000) and $(31,000) for the three months and nine months ended September 30, 1994, respectively. Also included in results of discontinued operations for 1995 is income of $285,000 related to an arbitration award on a disputed reinsurance settlement received in the first quarter.

4.       INVESTMENTS

         In 1994 the Company's life insurance subsidiaries had a separate trading portfolio (fixed maturities actively managed) which was included in the Company's investment portfolio at market value. These investments were liquidated in the second quarter of 1994. Unrealized losses on the securities actively managed included in the results of operations for 1994 totaled $1,017,000. All other investments in fixed maturities are classified as available for sale and as such are carried at market value with unrealized gains or losses reflected directly in stockholders' equity, net of applicable deferred income taxes and net of the adjustment to deferred acquisition costs that would have been recognized had the unrealized holding losses been realized.

         In May of 1995 the Company's real estate limited partnership holdings, which are consolidated for financial statement purposes, sold real estate properties which were recorded on the Company's financial statements at a value of approximately $14.0 million. Related mortgage debt on these properties of $10.5 million was paid off and capital gains of $0.3 million were realized.

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

         For a description of certain indemnities granted by the Company to MedMarc, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

         As is common in the insurance industry, the Company is regularly engaged in the defense of claims arising out of the conduct of the insurance business. Currently, the Company is not aware of any litigation which would, in management's opinion, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6.       NOTE PAYABLE

         Terms of American Financial Acquisition Corp.'s ("AFAC") credit agreement with Bank of Montreal and First Interstate Bank of California were revised by a second amendment dated July 28, 1995. Under terms of this amendment the loan repayment schedule is as follows: 1995-$1,000,000; 1996-$2,000,000; 1997-$5,200,000; 1998-$4,000,000; 1999-$4,520,000 and 2000-$2,280,000. The most recent loan repayment schedule for this agreement prior to the second amendment was as follows: 1995-$2,000,000; 1996-$5,000,000; 1997-$2,000,000;
1998-$2,400,000 and 1999-$7,600,000. The second amendment provided for an additional $1,000,000 bridge loan not included in the above repayment schedule, which was utilized as a portion of the exercise price on the Company's option to acquire additional common shares of Wickes stock. The bridge loan was repaid in full upon the closing of the sale of Dependable. The second amendment also revised the terms for determining the effective interest rate on the loan, permits the sale of AFAC subsidiaries, requires minimum Risk Based Capital levels for life insurance subsidiaries, lowered the minimum Wickes stock market value to $10 per common share, increases the Company's minimum net worth by $4,000,000 to $32,000,000 and establishes a limit of $2,000,000 which the Company may pay in dividends or to redeem, retire, repurchase or otherwise acquire any shares of any class of its capital stock presently or hereafter outstanding for the duration of the loan. All other provisions of the original credit agreement and first amendment remain in effect.

         Since September 29, 1995, the Company has not been in compliance with a covenant under AFAC's credit agreement requiring a minimum per share market value of $10 for Wickes common stock. The Company is presently considering a proposed plan to combine operations with Wickes and to sell its remaining life insurance and certain other operations, see Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.) Upon sale of the life insurance operations it is anticipated the AFAC credit agreement would be repaid in full. First Interstate Bank of California and Bank of Montreal have been informed of these plans, and management is of the opinion the banks will continue to cooperate with plans calling for early retirement of this debt.

7.       INCOME TAXES

         The Company's effective tax rate for the three months and nine months ended September 30, 1995 was 0% compared to 2% and 20% for the three months and nine months ended September 30, 1994, respectively. For 1995, the Company presently believes current life deferred taxes payable can be sheltered against non-life deferred tax assets for net operating losses. The Company is presently evaluating this position in relation to the proposed business combination plan with Wickes and will make future adjustments as appropriate. The low effective tax rates for 1994 were primarily due to the recognition of deferred tax assets arising from the recapture of deferred tax loss carryforwards.

8.       RELATED PARTY TRANSACTIONS

         In February, April and June of 1995, the Company advanced to Wilson Financial Corporation ("Wilson Financial") an aggregate of $900,000 and Wilson Financial granted the Company an option to acquire at exercise prices ranging from $5.88 to $6.31 per share the number of shares of the Company's Common Stock equal to the amount of such advance and related interest outstanding divided by the exercise price. Effective June 30, 1995, the Company elected to exercise its option on these advances acquiring 150,680 common shares at an aggregate exercise price of $918,310 by canceling the advances and related interest with Wilson Financial previously discussed. Also on October 2 and November 1, 1995, the Company purchased from

Wilson Financial approximately 48,000 shares of the Company's common stock at an aggregate price of approximately $250,000. All shares acquired were subsequently retired as treasury shares.

9.       SUBSEQUENT EVENT

         On November 2, 1995, the Company announced that the independent members of its Board of Directors and the independent members of the Board of Directors of Wickes Lumber, a 36% owned subsidiary, are considering a plan under which the two companies would be combined. The plan, as proposed by the Chairman and Chief Executive Officer of both companies, would value Wickes' shares in the combination at the recent market value of $8 per share. The value of the Company's shares would be based on the expected net proceeds from the sale of its remaining life insurance operations and the value of its other assets. As part of the plan, essentially all of the Company's remaining operations, other than its interest in Wickes, would be sold. For a further discussion of the Company's present investment in Wickes see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

         The proposed combination would be subject to, among other things, the negotiation and execution of a definitive merger agreement, receipt of fairness opinions and approval by the Boards of Directors of both Riverside and Wickes and the approval of the shareholders of both companies at special meetings to be held for the purpose after distribution of a proxy statement/prospectus included in a registration statement to be filed with the Securities and Exchange Commission.

         When the Company formulates its plan for disposition of the life insurance operations it will report same as discontinued operations in accordance with Accounting Principles Bulletin No. 30.

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

         Presently funds available for general uses from operating sources are limited to: management fees and expense reimbursements for services provided to the Company's operating subsidiaries; funds that may be generated from the sale of unrestricted assets; and surplus note payments from Laurel Life Insurance Company ("Laurel") via dividends Laurel receives from its American Founders Life Insurance Company ("American Founders") subsidiary. In general, Texas statutes limit the amount of dividends American Founders may pay in any year, without state approval, to the greater of prior year's statutory net gain from operations after income taxes or 10% of statutory capital and surplus. American Founders has paid dividends totaling $5.2 million in 1995 and anticipates an additional $1.0 million dividend will be paid in November. For the remainder of 1995 American Founders would be eligible to pay additional dividends of $0.9 million without state approval. The recent decline in Wickes stock market value however, has caused a reduction in the statutory capital and surplus of American Founders. The decision to pay further dividends in 1995 will be considered by management and depend upon, among other things, fourth quarter operating results and the market price of Wickes stock. For a description of the non-compliance by the Company with the terms of a provision of AFAC's bank credit agreement see
Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein. Upon sale of the Company's life insurance operations discussed below, the indebtedness under AFAC's credit agreement would be repaid in full. The banks have been informed of the Company's plans, and management is of the opinion that the banks will continue to cooperate with plans calling for early retirement of this debt.

         On September 15, 1995, the Company completed the sale of Dependable Insurance Company to MedMarc Insurance Company, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein. Cash generated by the sale was less than anticipated as a result of Dependable operating losses prior to the sale and holdback of funds by the buyer pending further resolution of uncertainties.

         The Company had previously completed a second amendment of its AFAC bank credit agreement which reduced the term note repayment requirements in 1995 by $1.0 million and also provided a $1.0 million bridge loan facility to the Company which was utilized as part of the proceeds for the exercise of the option to acquire additional Wickes stock and repaid in full upon the closing of the Dependable sale. Under the AFAC credit agreement the next scheduled principal repayment of $0.5 million is due September 1996. For a further description of the terms of this amendment and the exercise of the

Wickes option, see Notes 2, 5 and 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

         The Company is presently considering a plan to combine operations with Wickes Lumber Company. Under the proposed plan the Company's life insurance operations would be sold and it is anticipated the proceeds would be utilized in part to retire the indebtedness under the AFAC credit agreement. The Company presently believes it has sufficient liquidity to meet its needs throughout a reasonable time frame for sale of the life insurance operations. If the sale of the life insurance operations does not occur as anticipated, the Company's liquidity will become insufficient during the first half of 1996.

          See Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein for a description of litigation seeking, among other things, recission of the transaction in which Riverside acquired for approximately $6.5 million an aggregate of 739,198 shares of Wickes Common Stock.

                             INSURANCE SUBSIDIARIES

         General During the first nine months of 1995, approximately $21.4 million of cash was used by consolidated operating activities, including deposits and withdrawals of policyholders funds principally as the result of annuity surrenders and payment of death benefits.

         Dependable On September 15, 1995, Dependable Insurance Company was sold to MedMarc Insurance Company. Cash generated from the sale of Dependable was less than anticipated as a result of operating losses sustained prior to the sale and holdback of funds by the buyer pending resolution of uncertainties. Claim reserves had not decreased as expected in relation to claim payments and increases in adjustable reinsurance premiums were factors reducing cash realized from the sale.

         Life Insurance Subsidiaries The life insurance subsidiaries' investment portfolio is highly liquid, consisting predominately of readily marketable securities. The life insurance subsidiaries do not expect any material changes in their cash requirements and are not aware of any other trends, events or uncertainties that are reasonably likely to have a material effect on life operations' liquidity. American Founders anticipates a year end closing on the sale of its National American Life Insurance Company of Texas subsidiary to General American Life Insurance Company will provide an additional $1.0 million of liquidity.

                              RESULTS OF OPERATIONS

                                     GENERAL

         The Company reported results of operations for the quarter and nine months ended September 30, 1995 and 1994, as follows (in thousands):

                                                  Three Months Ended                     Nine Months Ended
                                                     (unaudited)                            (unaudited)

                                          Sept. 30, 1995     Sept. 30, 1994      Sept. 30, 1995     Sept. 30, 1994
                                          --------------     --------------      --------------     --------------
Income (loss) from continuing
     operations (1)                           $ (278)           $ 3,710               $(774)          $ 3,680
Net gain (loss) from discontinued
     operations (2)                            1,756               (869)              1,738            (3,035)
                                               -----              -----               -----           -------
     Net income (loss)                        $1,478             $2,841              $  964            $  645
                                              ======             ======              ======            ======

(1) Includes net realized investment gains of $264,000 and $1,046,000 for the quarters ended September 30, 1995 and 1994, respectively and $560,000 and $198,000 for the nine months ended September 30, 1995 and 1994, respectively. The Company's equity in net income of Wickes Lumber Company for the third quarter of 1995 and 1994 were $544,000 and $3,191,000, respectively and $(201,000) and $2,679,00 for year to date 1995 and 1994, respectively. Also included in results of continuing operations for the first quarter of 1995 is income of $600,000 related to the settlement of a disputed financing proposal. 1994 year to date results of continuing operations include a first quarter gain of $558,000 from the sale of the Company's subordinated notes and third quarter income of $1,000,000 from the sale of Riverside International Corporation to Wickes Lumber.

(2) During the third quarter of 1995 the Company sold all remaining operations of Dependable Insurance Company resulting in a gain on disposal of $2,481,000. Operating losses from discontinued lines were $(725,000) and $(743,000) for the quarter and nine months ended September 30, 1995, respectively. Discontinued operations losses for the third quarter resulted from additional incurred claims and adjustable reinsurance premiums. During the second quarter of 1994 the Company experienced unusually adverse loss development in its commercial lines.

                              WICKES LUMBER COMPANY

         The following table provides comparative Wickes total operating statement data and the Company's equity in net income (loss) of Wickes:

                                                               Three Months Ended                     Nine Months Ended
                                                                  (unaudited)                            (unaudited)
                                                       Sept. 30, 1995     Sept. 24, 1994      Sept. 30, 1995     Sept. 24, 1994
                                                       --------------     --------------      --------------     --------------
Total Operating Statement Data:
     Net sales                                           $284,488           $284,172            $748,983           $693,085
     Gross profit                                          62,863             67,091             172,356            166,351
     Income (loss) before income taxes                      3,069             11,266                (492)            10,806
     Income tax expense (benefit)                           1,271                586                (132)             1,486
     Net income (loss)                                      1,927             10,680                (201)             9,320
Equity  in net income (loss) of Wickes                   $    544           $  3,191            $   (201)          $  2,679

         The slight increase in net sales for the third quarter is supported by acquisitions since the second quarter of 1994. On a same store basis third quarter sales decreased 6.4% due to a slow down in residential construction and lumber price deflation. Net sales for the first nine months of 1995 increased on both a total and same store basis. The increase in same store sales of 0.5% is attributable to a milder winter in 1995 compared to the severe winter weather conditions of 1994 which is offset by a significant decline in housing starts in Wickes primary markets and framing lumber price deflation.

         Gross profit as a percent of sales decreased to 22.1% of sales for the third quarter of 1995 from 23.6% of sales in the third quarter of 1994. For the first nine months of 1995 gross profit as a percent of sales decreased to 23.0% from 24.0% for the first nine months of 1994. Contributing to reduced gross margins was increased sales to the building professionals customer segment which purchases a greater portion of lower margin commodity building materials. Also, declines of commodity wood prices caused a decrease in gross profit dollars.

         Wickes net income before income taxes for the third quarter of 1995 decreased by $8.2 million primarily due to lower gross profit margins, higher selling, general and administrative expenses as a percent of sales and higher interest expense. For the first nine months of 1995 Wickes net income before income taxes decreased by 11.3 million compared to the first nine months of 1994. Lower gross profit margins, higher interest expense and higher selling, general and administrative expenses are primarily responsible for the 1995 year to date net loss before taxes as compared to the 1994 net income before taxes .

         Wickes third quarter 1995 income tax expense was $1.3 million compared to $0.6 million for the third quarter of 1994. For the first nine months of 1995 Wickes recorded a current tax benefit of $0.1 million compared to an expense of $1.5 million in 1994.

                              INSURANCE OPERATIONS

         The following table sets forth comparative information with respect to the Company's life insurance operations.

                                            Quarter Ended Sept. 30,           Nine Months Ended Sept. 30,
                                            -----------------------           ---------------------------
                                                                  Inc.                                 Inc.
                                          1995         1994      (Dec.)        1995         1994      (Dec.)
                                          ----         ----      ------        ----         ----      ------
Premiums and annuities                   $1,812       $4,282      (61%)       $6,123      $14,433     (58%)
Benefits and losses                       4,368        4,578       (5%)       11,102       15,201     (27%)
Policy acquisition expenses                 443        2,080      (79%)        2,001        4,031     (50%)
Investment income                        $3,123       $4,026      (15%)      $11,027      $13,110     (16%)


         The decrease in premiums and annuity considerations for 1995 compared to 1994 was caused primarily by the sale of the life and accident and health business in Aztec Life Assurance Company ("Aztec") in December 1994.

         Benefits and losses decreased during 1995 compared to 1994 primarily due to larger decreases in reserves than in prior year and the sale of the Aztec business. For the third quarter of 1995 this decrease was offset by higher than normal death benefits and reserve increases.

         Policy acquisition amortization expenses are lower in 1995 compared to 1994 due to the reduction in the underlying assets as a result of amounts written off at year-end 1994 and lower commission expenses in 1995 related to the sale of the inforce business of Aztec.

         The decrease in investment income in 1995 compared to 1994 resulted primarily from lower average invested assets.

         The Company estimates that the December 1994 sale of the Aztec business generated a decrease in profits from life insurance operations of $0.7 million for the third quarter and $2.1 million for the first nine months of 1995 compared to the same periods for 1994.

         American Founders has signed a definitive agreement with General American Life Insurance Company for sale of the corporate charter and state licenses of its National American Life Insurance Company of Texas subsidiary.

                              INVESTMENT OPERATIONS

         Investment operations include all invested assets of the life insurance subsidiaries, the parent company, and assets of Dependable that were retained by the Company after the sale of Dependable. Investment income, net of investment expenses, decreased 28% from 1994 to 1995 primarily as a result of reduced invested assets.

         Annualized investment yields on average invested assets were 6.1% in 1995 compared to 6.2% in 1994. Included in net investment income for the first nine months of 1995 and 1994 were $(477,000), and $(353,000), respectively, of net real estate expense.

         Net realized investment gains for the first nine months of 1995 and 1994 were $560,000 and $198,000, respectively.

                      OPERATING COSTS AND INTEREST EXPENSE

         Other operating costs and expenses were $1,186,000 for the third quarter of 1995 compared to $2,284,000 in 1994. For the nine months ended September 30, 1995, other operating costs and expenses were $3,943,000 compared to $6,317,000 for the same period in 1994. Decreased expenses are due to reduced lease expenses, data processing expense savings, expense reimbursements from third parties for administrative services and staff reductions. The decrease in operating costs is attributable, in part, to decreased premium and investment income revenues as a result of life insurance policies sold or lapsed.

         Interest expense for the third quarter of 1995 compared to 1994 was $784,000 and $724,000, respectively and comparable amounts for the first nine months were $2,351,000 and $2,125,000, respectively. The increase in interest expense for the first nine months ended September 30, 1995, results principally from the increased indebtedness of AFAC incurred in April 1994 and from higher interest rates.

             DISCONTINUED PROPERTY AND CASUALTY INSURANCE OPERATIONS

         On September 15, 1995 the Company completed the sale of Dependable Insurance which resulted in a gain on disposal of $2.5 million. Operating losses for 1995 prior to the sale were $0.7 million due to excess incurred claims. The large losses experienced in 1995 are primarily the result of unusually adverse loss development on commercial lines.

                                 INCOME TAXES

 The Company's effective tax rate for the three months and nine months ended September 30, 1995 was 0% compared to 2% and 20% for the three months and nine months ended September 30, 1994, respectively. For 1995, the Company presently believes current life deferred taxes payable can be sheltered against non-life deferred tax assets for net operating losses. The Company is presently evaluating this position in relation to the proposed business combination plan with Wickes and will make future adjustments as appropriate. The low effective tax rates for 1994 were primarily due to the recognition of deferred tax assets arising from the recapture of deferred tax loss carryforwards.

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). This complaint alleges breach of fiduciary duty and seeks on behalf of a purported class of the Wickes' shareholders to enjoin, or to obtain damages with respect to, the business combination between the Company and Wickes currently under consideration.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         For a description of the non-compliance by the Company with the terms of a provision of AFAC's bank credit agreement see Management's Discussion and Analysis of Financial Condition and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 5.    OTHER INFORMATION

         For a description of a plan currently being considered by the Company that involves the sale of the Company's remaining life insurance operations and a business combination with Wickes, see Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K.

         (a)               Exhibits

                           27.1   Financial Data Schedule

         (b)               Reports on Form 8-K
                           There were no Reports on Form 8-K filed by the Company during the first nine months of 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE GROUP, INC.

/s/ Duane T. Miller
------------------------------
Duane T. Miller
Vice President and
Controller

/s/ Wayne A. Schreck
------------------------------
Wayne A. Schreck
Executive Vice President
(Chief Accounting Officer)

Dated:  November 13, 1995