Form 10-K405
period 1995-12-31
RIVERSIDE GROUP INC/FL
filed 1996-04-01
CIK 277356

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended DECEMBER 31, 1995

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-9209

                             RIVERSIDE GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

         FLORIDA                                          59-1144172
(State of Incorporation)                       (IRS Employer Identification No.)

               7800 BELFORT PARKWAY, JACKSONVILLE, FLORIDA 32256
                    (Address of Principal Executive Offices)

                                 (904) 281-2200
                        (Registrant's Telephone Number)

          Securities Registered Pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE OF $.10 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 24, 1996, the Registrant had 5,311,123 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the NASDAQ National Market System) held by nonaffiliates was approximately $4 million (includes the market value of all such stock other than shares beneficially owned by officers and directors and the Registrant's Employee Stock Ownership Plan and Trust).

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders tentatively scheduled to be held in May 1996, are incorporated by reference into Part III hereof, as more specifically described herein.

                               TABLE OF CONTENTS

                                                                                          PAGE NO.
                                     PART I

Item 1.      Business...................................................................      1
Item 2.      Properties.................................................................     24
Item 3.      Legal Proceedings..........................................................     25
Item 4.      Submission of Matters To a Vote of Security-Holders........................     26

                                    PART II

Item 5.      Market for Registrant's Common Equity
               and Related Stockholder Matters..........................................     26
Item 6.      Selected Financial Data....................................................     27
Item 7.      Management's Discussion and Analysis.......................................     28
Item 8.      Financial Statements and Supplementary Data................................     37
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...................................     37

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.........................     37
Item 11.     Executive Compensation.....................................................     37
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............     37
Item 13.     Certain Relationships and Related Transactions.............................     37

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........     37
       (a)   List of Financial Statements and Schedules Filed as a Part of this Report..     37
       (b)   Reports on Form 8-K........................................................     39
       (c)   Exhibits...................................................................     39

SIGNATURES   ...........................................................................     41

FINANCIAL STATEMENTS....................................................................    F-1

FINANCIAL STATEMENT SCHEDULES...........................................................    S-1

                                     PART I

ITEM 1. BUSINESS.

         Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside" also "Parent Company"), engages through its 36% owned subsidiary Wickes Lumber Company ("Wickes") in the retailing and distribution of building materials.

         The Company also has interests in life insurance and other operations. The Company is in the process of reorganizing its life insurance operations through a proposed combination of these operations with those of a privately-held company engaged in providing financial services. Upon completion of this reorganization, the Company will own a minority interest in the combined operations and will utilize the proceeds of this reorganization to increase its ownership in Wickes to approximately 52%.

         Unless the context indicates otherwise, the term "the Company" as used herein refers to Riverside and its subsidiaries.

                             HISTORICAL DEVELOPMENT

BACKGROUND

         The Company obtained its initial investment in Wickes in 1990 through the acquisition of American Founders Life Insurance Company ("American Founders"), which at the time of its acquisition owned approximately 10% of Wickes' common stock. In 1993, as part of a Wickes recapitalization plan, including an initial common stock public offering, the Company increased its ownership of Wickes common stock to 2,217,290 shares, including an option to purchase 374,516 shares which was exercised on August 14, 1995. The Company's ownership of Wickes shares represents approximately 36% and 39% of Wickes outstanding common stock and voting common stock, respectively. For a discussion of the Company's equity investment in Wickes and possible consequences of the litigation seeking, among other things, rescission of the transaction in which the Parent Company acquired 364,682 shares of Wickes common stock and the call option for an additional 374,516 shares, see "Item 3. Legal Proceedings" and Notes 2 and 13 of Notes to Consolidated Financial Statements included elsewhere herein.

         During 1995, the Company's life insurance operations comprised the Company's other main business segment. The Company commenced life insurance operations in 1986 and expanded these operations through the 1989 acquisition of Aztec Life Assurance Company ("Aztec") and the 1990 acquisition of American Founders. At the end of 1994, Aztec disposed of all of its insurance in force and ceased active operations. On December 31, 1995, the Company sold the corporate charter and state insurance licenses of another life insurance subsidiary, National American Life Insurance Company of Texas ("NALICO of Texas"). The Company has entered into a definitive agreement to combine its remaining life insurance operations with those of a privately-held company as discussed below under the heading "Proposed Transactions-Life Insurance Reorganization."

         From 1986 until 1993, the Company also conducted property and casualty insurance operations through its subsidiary, Dependable Insurance
Company, Inc. ("Dependable"). Dependable's operations were discontinued in 1993 when Dependable ceased all insurance programs and disposed of substantially all of its in force business. The Company completed the sale of Dependable in September 1995. See "Discontinued Operations."

PROPOSED TRANSACTIONS

         In November 1995, the Company announced its intention to sell its remaining life insurance operations and to pursue a possible business combination or other transaction with Wickes.

         Wickes Investment. On January 11, 1996, the Company and Wickes entered into a Stock Purchase Agreement (the "Wickes Agreement") pursuant to which the Company agreed to acquire an additional two million newly-issued shares of Wickes common stock for $10 million in cash. The terms of the agreement were approved and recommended to the Boards of Directors of the Company and Wickes by committees comprised of the independent directors of each company. Wickes' board committee also received the opinion of its financial advisor that the transaction is fair, from a financial point of view, to Wickes. Upon completion of this transaction, the Company would own approximately 52% and 55% of Wickes outstanding common stock and voting common stock, respectively.

         Closing of the Wickes Agreement is subject to, among other things, the completion of the Life Insurance Reorganization (as defined herein).

         Life Insurance Reorganization. On March 8, 1996, the Company entered into a definitive agreement (the "Circle Agreement") to combine its life insurance operations with those of Circle Investors, Inc. ("Circle"), a privately-held company engaged in providing financial services (the "Life Insurance Reorganization").

         Pursuant to the Circle Agreement, a wholly-owned subsidiary of American Financial Acquisition Corporation ("AFAC") that wholly-owns all of AFAC's insurance subsidiaries, will merge with and into Circle, with Circle surviving. As a result of the merger, Circle will wholly-own the Company's life insurance subsidiaries as well as Liberty Bankers Life Insurance Company ("Liberty Bankers"), an Ohio-domiciled life insurance company currently wholly-owned by Circle. At and for the period ended December 31, 1995, Liberty Bankers had (on a statutory accounting basis) approximately $9.2 million of assets, $3.3 million of policyholders' surplus and total revenues of $1.0 million.

         Upon completion of this reorganization, the Company will own approximately 40% of Circle's outstanding common stock and will possess the right to vote approximately 10% of Circle's common stock and will share the right to vote approximately an additional 30%. The Company also will own 100% of a new series of Circle's preferred stock with a liquidation preference of $3.6 million. Circle has also agreed to appoint the Company's Chairman, J. Steven Wilson, or another reasonably acceptable candidate to Circle's Board of Directors. The Company will be the largest single stockholder of Circle following completion of this transaction. Other investors in Circle will include Conseco, Inc., a publicly-held financial services company, which will own a 10% non-voting interest in Circle's common stock as well as a separate class of Circle's preferred stock.

         In connection with this reorganization, the Company will receive approximately $15 million in cash before taxes and expenses, and will retain certain assets held by American Founders, including real estate with a $2 million net appraised value (net of an $18 million mortgage) and approximately 950,000 shares of Wickes common stock. Also in connection with this transaction, Circle will replace all of AFAC's indebtedness under its bank credit agreement, which totaled $18 million at December 31, 1995.

         After anticipated income taxes and other expenses of approximately $1.0 million, net cash to be received by the Company in this transaction would approximate $14 million, $10 million of which it has agreed to utilize to acquire two million newly-issued shares of Wickes common stock pursuant to the Wickes Agreement.

         Completion of the transactions contemplated by the Circle Agreement is subject to, among other things, receipt of insurance regulatory approvals and the completion by Circle of necessary financing arrangements. It is anticipated that the transactions will close in June, 1996.

         The Company has taken a net pre-tax charge of $11 million against 1995 income from continuing operations for the life insurance reorganization and the sale of NALICO of Texas. This charge primarily reflects a write-off of $10.8 million of intangible assets acquired in the various life acquisitions. Additionally, the Company realized a $1.9 million tax benefit on the proposed merger with Circle, which partially offsets the reorganization charges.

         Operations After Proposed Transactions. Upon completion of the Wickes Agreement and the Circle Agreement, the Company will continue to be primarily engaged through Wickes (which will be a majority-owned subsidiary of the Company) in the retailing and distribution of building materials. The Company will also engage through wholly-owned subsidiaries in financial services related to the home building industry and will own a minority interest in Circle and retain certain real estate currently owned by American Founders. For a further discussion of the effects of the proposed transactions on the financial statements of the Company see Note 14 of Notes to the Consolidated Financial Statements included elsewhere herein.

                               LINES OF BUSINESS

         The following table sets forth certain financial data for the past three years of the Company's building materials, life insurance, and other segments. The Company's ownership of Wickes is accounted for on the equity method. Accordingly, the following table presents only the revenues, income and identifiable assets for Wickes at the net amounts recorded on the Company's books. "Other" includes all eliminating entries for intercompany transactions.

                                    1995             1994             1993
                                    ----             ----             ----
                                                (in thousands)
REVENUES:
Building Materials                $ (5,357)        $  8,999         $ 1,525
Life Insurance                      25,245           37,079          47,748
Other                               (1,668)            (294)          4,827
                                  --------         --------         -------
    Total                         $ 18,220         $ 45,784         $54,100
                                  ========         ========         =======

INCOME FROM CONTINUING
OPERATIONS (BEFORE TAXES):
Building Materials                $ (7,257)        $  7,858         $   899
Life Insurance                     (10,530)           2,372             416
Other                               (1,968)             103           2,749
                                  --------         --------         -------
    Total                         $(19,755)        $ 10,333         $ 4,064
                                  ========         ========         =======

IDENTIFIABLE ASSETS:
Building Materials                $ 11,358         $ 14,996
Life Insurance                     297,804          330,083
Other                               (8,437)          11,631
                                  --------         --------
    Total                         $300,725         $356,710
                                  ========         ========

                   BUILDING MATERIALS AND RELATED OPERATIONS

         The Company retails and distributes building materials through its 36% beneficially owned subsidiary, Wickes. In addition, two wholly-owned subsidiaries of the Company market financial products, including insurance and mortgage and construction loans, to Wickes' professional builders and their customers.

         For information concerning an agreement dated January 11, 1996, pursuant to which Riverside is to acquire an additional two million newly issued shares of Wickes common stock, bringing its ownership of Wickes to approximately 52 % and 55% of Wickes outstanding common stock and voting securities, respectively, see "HISTORICAL DEVELOPMENT - Proposed Transactions - Wickes Investment."

                             WICKES LUMBER COMPANY

         The information concerning Wickes contained in this report was obtained from Wickes' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (the "Wickes Form 10-K"), filed by Wickes with the Securities and Exchange Commission (the "Commission"). For further information concerning Wickes, reference is made to the Wickes Form 10-K and the periodic reports and other information filed by Wickes with the Commission.

      Wickes Lumber Company ("Wickes") is a major retailer and distributor of building materials. Wickes sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors, and to a lesser extent, project do-it-yourselfers ("DIYers") involved in major home improvement projects. Wickes operates 110 building centers in 24 states in the Midwest, Northeast, and South and eleven component manufacturing facilities that produce and distribute pre-hung door units, roof and floor trusses, framed wall panels, and pre-assembled windows.

BACKGROUND

      The predecessor of Wickes commenced its operations in 1952 with the opening of a single building center in Bay City, Michigan. By 1981, the number of building centers operated had reached 280. Wickes was formed as a Delaware corporation in 1987, and in April 1988 completed the acquisition of 223 building centers and 10 component manufacturing facilities in a leveraged buy-out transaction (the "1988 Acquisition"). From 1988 through 1993, Wickes reduced the number of its building centers to 124 and the number of its component manufacturing plants to six.

      On October 22, 1993, Wickes completed a plan of recapitalization (the "Recapitalization Plan") pursuant to which Wickes retired all outstanding indebtedness incurred in connection with the 1988 Acquisition and restructured its previously existing classes of capital stock. The Recapitalization Plan included, among other things: (i) the initial public offering by Wickes of 2,800,000 shares of its common stock, $.01 par value per share; (ii) the offering of $100,000,000 principal amount of Wickes' 11-5/8% Senior Subordinated Notes due 2003; (iii) the retirement of Wickes' previously outstanding long-term debt; and (iv) restructuring of Wickes' equity capitalization. For further information, see Note 4 of Wickes' Consolidated Financial Statements included elsewhere herein.

      In 1994, Wickes commenced an acquisition program which, over the next two years, resulted in the acquisition of fifteen building centers and five component manufacturing facilities, principally through the acquisition of Gerrity Lumber. See "Business Strategy," "Acquisitions" and "Markets."

      For information concerning a restructuring plan which Wickes developed and began implementing in December of 1995, see "Business Strategy - 1995 Restructuring Plan" and Note 12 of Wickes' Notes to Consolidated Financial Statements included elsewhere herein.

INDUSTRY OVERVIEW

      Based on U.S. Bureau of the Census figures, Wickes believes that sales of building materials associated with new home construction approximated $44.0 billion in 1995. According to the Home Improvement Research Institute (HIRI), sales of building materials associated with the maintenance and repair of residential housing, excluding new home construction, were approximately $133.9 billion. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. Wickes believes that no building material supplier accounted for more than 10% of the total market in 1995.

      In general, building material retailers concentrate their marketing efforts either on building professionals or consumers. Professional-oriented building material retailers, such as Wickes, tend to focus on single-family residential contractors, repair and remodeling ("R&R") contractors and project DIYers. These retailers compete principally on the basis of service, product assortment, price, scheduled job-site delivery and trade credit availability. In contrast, consumer-oriented building material retailers target the mass consumer market, where competition is based principally on price, merchandising, location and advertising. Consumer-oriented warehouse and home center retailers typically do not offer as wide a range of services, such as specialist advice, trade credit and scheduled job-site delivery, as do professional-oriented building material retailers.

      Industry sales are closely linked to the level of activity in the residential building industry, which tends to be cyclical and seasonal. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts, which totaled
1.01 million in 1991, the lowest level since World War II, increased to 1.20 million in 1992, 1.29 million in 1993, and 1.46 in 1994. In 1995, housing starts declined by 7.5% to 1.35 million units. Declines in Wickes' primary markets, the Midwest and Northeast, were approximately 12.1% and 15.1%, respectively. Nationally, single family housing starts, which generate the majority of Wickes' sales to building professionals, experienced a larger decline of 10.8% in 1995, from 1.20 million starts in 1994 to 1.07 million starts in 1995. The Blue Chip Economic Indicators Consensus Forecast dated February 10, 1996, projects 1996 housing starts to be 1.36 million.

      Repair and remodeling expenditures tend to be less cyclical than new residential construction and provide a more stable base for the building material supply industry. These expenditures are generally undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIYers) tend to increase with increasing sales of both existing and newly-constructed residences. The Home Improvement Research Institute statistics show sales of lumber and building materials to repair and remodeling professionals represented $39.6 billion, or approximately 20% of total 1995 sales of the building material supply industry, while direct sales to DIYers amounted to $94.3 billion.

BUSINESS STRATEGY

      General

      Wickes' goal is for each of its building centers to be the dominant force in the sale of lumber and other building materials to the professional building contractors in the market in which it operates. To support this strategy and achieve future growth and improved profitability, Wickes will focus on continuing to provide quality products and services to its professional customers, increasing sales to the commercial builder, increasing sales of certain higher-margin, value-added products, including those manufactured or assembled by Wickes, and continuing its emphasis on cost reduction and return on assets.

      1995 Restructuring Plan

      During the fourth quarter of 1995 Wickes committed to a plan to reduce the number of under-performing building centers, the corresponding overhead to support these building centers, and to strengthen its capital structure. The purpose of the plan is to achieve a more focused customer and marketing strategy, to reduce costs, and to dispose of certain under-performing assets. Management anticipates the completion of this plan in 1996.

      The operational changes contemplated by this plan were begun on December 29, 1995. Since that date, Wickes has consolidated or closed 16 building centers and has identified additional building centers for consolidation or closing. The average 1995 annual sales for the 16 centers closed on December 29 was $4.4 million. This compares with a company average of $8.4 million. Centers to be consolidated into nearby locations often performed tasks that could be performed at the remaining center more efficiently with little or no reduction in customer service.

      The two principal financial elements of the restructuring plan are modification and extension of Wickes' bank revolving credit agreement, which was completed on March 12, 1996 and the private sale to Riverside of two million newly-issued shares of Wickes' Common Stock for $10 million. Also included in the plan was the obtaining of "stand-alone" financing for Wickes' operations in Russia. On February 21, 1996, Wickes and its subsidiaries involved in Russian operations entered into definitive agreements for such financing. See "International Operations."

      In connection with this restructuring plan, and other unusual items, Wickes recorded a $17.8 million charge in the fourth quarter of 1995.

      Acquisitions

      Since the 1993 Recapitalization, Wickes has actively pursued acquisitions of local or regional building centers to complement and expand its operations. For a description of acquisitions completed in 1994 and 1995, see "Acquisitions." Wickes continues to believe that the fragmented nature of the building material industry presents opportunities for acquisitions of strategically located operations and may, subject to availability of adequate borrowing capacity and liquidity, pursue attractive acquisitions from time to time. Wickes is not, however, currently actively pursuing acquisitions, and there can be no assurance that Wickes will be able to identify and complete additional acquisitions in the future.

ACQUISITIONS

      1995

      During 1995, Wickes completed the acquisition of (i) a combination building center and component manufacturing facility in Pensacola, Florida, into which Wickes consolidated its existing Pensacola building center, (ii) a building center in South Haven, Michigan and a combination building center and component manufacturing facility in Fruitport, Michigan, (iii) a building center in Caro, Michigan, and (iv) a building center in Newtown, Connecticut into which Wickes consolidated its older and smaller Danbury, Connecticut building center. In each case, Wickes acquired the inventory and equipment of the acquired operations and entered into leases of, or in one location purchased, the sites on which the operations are located. Accounts receivable were retained by the sellers, and cash used to make the acquisitions was obtained under Wickes' bank revolving credit facility.

      1994

      During 1994, Wickes acquired (i) two related building centers located in Marquette and Ishpeming, Michigan, (ii) all of the Class B Common Stock of Riverside International Corporation from Riverside (see "International Operations") and (iii) the Gerrity Lumber business from Gerrity Company, Inc., which consisted of eight building centers and three component manufacturing facilities located in the northeastern United States. Included in the assets acquired were inventory and accounts receivable. All of the cash to effect these acquisitions was derived from Wickes' bank revolving credit agreement.

PRODUCTS

      Wickes stocks a wide variety of building products, totaling approximately 57,000 stock keeping units ("SKUs") company-wide, to provide its customers with the quality products needed to build, remodel and repair residential and commercial properties. Each of Wickes' building centers tailors its product mix to meet the demands of its local market. A core group of approximately 5,900 SKUs is typically stocked in each building center.

      Wickes separates its products into three groups: Wood Products -- lumber, plywood, roof and floor trusses, treated lumber, sheathing, wood siding and specialty lumber; Building Products -- roofing, vinyl siding, doors, windows, mouldings, drywall and insulation; and Hardlines -- hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings. Wood Products, Building Products and Hardlines represented 51%, 36% and 13%, respectively, of Wickes' sales for 1995 and 52%, 34% and 14% of sales for 1994.

      In addition to stock items, Wickes also fills special orders, either from its own manufacturing facilities or through outside suppliers. Wickes believes that these special order services are extremely important to its customers, particularly the building professional. In 1995, approximately 32% of Wickes' sales were of special order items, compared with 27% in 1994.

      Wickes owns and operates eleven component manufacturing facilities that supply Wickes' building centers with certain higher-margin, value-added products such as pre-hung doors, framed wall panels, roof and floor trusses, and windows. These manufacturing facilities enable Wickes to serve the needs of its professional customers for such quality, custom-made products. The door manufacturing operations support 103 of Wickes' building centers by supplying approximately 54% of the pre-hung interior doors and 65% of the metal exterior doors sold by Wickes. The truss manufacturing operations supplied 41 building centers with approximately 33% of the total roof and floor truss systems sold by Wickes in 1995 and nine building centers with wall panel systems. Wickes believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction as labor costs rise. Wickes plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its building centers with these products.

MARKETS

      Wickes has generally located its building centers in less populous areas, with 78% located in trade areas (10 mile radius) with fewer than 50,000 owner-occupied households. The following table sets forth the distribution of Wickes' building centers by size of community:

                 Owner-Occupied                        Number of
                 Households in                         Building
                 Ten Mile Radius                        Centers
                 ----------------                       -------
                 Under 10,000                              35
                 10,000-25,000                             25
                 25,000-50,000                             26
                 50,000-100,000                            18
                 100,000 and over                           6
                                                          ---
                 Total                                    110

      In its more densely populated markets, Wickes sells primarily to building professionals, while in smaller markets, Wickes' building centers generally emphasize sales to both building professionals and consumers. Each of Wickes' building centers operates as a separate profit center and tailors its product and service mix to the local market.

      Wickes' 110 building centers are located in 24 states in the Midwest, Northeast and South. Wickes believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of Wickes' geographic markets. The following table sets forth certain information with respect to the locations of Wickes' building centers as of February 29, 1996:

     Midwest                    Northeast                      South
     -------                    ---------                      -----
            Number of                    Number of                     Number of
            Building                     Building                      Building
State        Centers     State            Centers     State             Centers
- -----        -------     -----            -------     -----             -------
Michigan       30        New York            8        Alabama              3
Wisconsin      15        Pennsylvania        7        Kentucky             3
Indiana        11        Maine               2        Texas                2
Ohio            6        Connecticut         3        Louisiana            1
Illinois        4        New Hampshire       2        Mississippi          2
Iowa            2        New Jersey          2        Tennessee            1
Colorado        1        Massachusetts       1        Georgia              1
                         Maryland            1        North Carolina       1
                                                      Florida              1
                                                                          --
Total          69        Total              26        Total               15
               ==                           ==                            ==

      During 1995, Wickes acquired five building centers and opened two new building centers. Wickes also closed ten building centers and one component manufacturing facility and consolidated another 17 building centers into other existing or acquired centers. The following table reconciles the number of building centers and component manufacturing facilities owned by Wickes at December 31, 1994 and December 30, 1995.

                                                                     Component
                                                  Building         Manufacturing
                                                  Centers            Facilities
As of December 31, 1994                             130                 10
      Acquisitions                                    5                  2
      Expansion                                       2                  -
      Closings                                      (10)                 -
      Consolidations                                (17)                (1)
                                                    ---                 --
As of December 30, 1995                             110                 11
                                                    ===                 ==

      Wickes is currently renovating a former building center located in Indiana into a component manufacturing facility. This facility is expected to begin producing roof and floor trusses and framed wall panels in early 1996 and will increase the number of operating component manufacturing facilities to twelve.

      During 1994, Wickes acquired ten building centers and three component manufacturing facilities. During 1994, Wickes closed three building centers (two in order to consolidate operations with newly-acquired facilities) and converted a fourth to a component manufacturing facility. During 1993, Wickes acquired no facilities and closed one building center.

CUSTOMERS

      In 1995, 82% of Wickes' sales were on trade credit, with the remaining 18% as cash and credit card transactions. Wickes has a broad base of customers, with no single customer accounting for more than 0.4% of net sales in 1995.

      Home Builders

      Wickes' primary customers are single-family home builders. In 1995, all home builder customers accounted for 54% of Wickes' sales. During 1994 and 1993, these customers accounted for approximately 51% and 48%, respectively, of Wickes' sales. The majority of Wickes' sales to these customers are of high volume commodity items, such as Wood Products and Building Products. Wickes will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

      Commercial Contractors

      In 1993, Wickes launched its Commercial Sales Division ("CSD"), which was developed specifically to serve the unique needs of commercial and multi-family contractors. In 1995, sales to this segment accounted for more than 14% of Wickes' sales, compared with 10% of Wickes' sales in 1994 and 7% in 1993.

      Repair & Remodelers

      In 1995, R&R customers accounted for approximately 14% of Wickes' sales, compared with 17% in 1994 and 19% in 1993. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. Wickes offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

      DIYers

      Sales to DIYers (both project and convenience) represented about 18% of Wickes' sales in 1995, compared with 22% in 1994 and 26% in 1993. The percentage of sales to DIYers varies widely from one building center to another, based primarily on the degree of local competition from warehouse and home center retailers. Wickes' building centers do not have the large showrooms or broad product assortments of the major warehouse or home center retailers. For small purchases, the showrooms serve as a convenience rather than a destination store. Consequently, Wickes' focus on consumer business is toward project DIYers -- customers who are involved in major projects such as building decks or storage buildings or remodeling kitchens or baths.

SALES AND MARKETING

      Wickes employs a number of marketing initiatives designed to increase sales and to support Wickes' goal of being the dominant force in the sale of lumber and other building materials to building professionals in each of its markets.

      Building Professional

      In addition to its broad range of quality products, Wickes also seeks to establish long-term relationships with its professional customers by providing a higher level of customer assistance and services than are generally available at independently-owned building centers or large warehouse and home center retailers.

      Wickes provides a wide range of customer services to building professionals, including expert assistance, technical support, trade credit, scheduled job-site delivery and other special services. Wickes believes that, while pricing is an important purchasing criterion for these customers, availability of quality products and services are equally or more important.

      Wickes' primary link to the building professional market is its experienced sales staff. Wickes' 384 outside sales representatives ("OSRs") are commissioned sales persons who work with professional customers on an on-going basis at the contractors' job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. Wickes has equipped all of its building centers with a computerized system which significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the sales representative to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of Wickes' marketing strategy and distinguishes Wickes from many of its competitors.

      Wickes expanded its emphasis on the light commercial market with the creation of the CSD in 1993. CSD provides project leads and estimating help utilizing a nationwide database and directly supports sales through a network of nine Regional Account Managers. Targeted customers include multi-family, motel, restaurant, retail, and other light commercial contractors. Wickes' direct sales program has been integrated with the CSD. In the direct sales program, sales are initiated by local OSRs, but are managed by a home office sales manager, and products are shipped directly to the job site from the manufacturer.

      Wickes currently employs 172 specialty salespeople who provide expert advice to customers in project design, product selection and applications. In many of its building centers, Wickes maintains separate R&R offices. A staff of 74 trained R&R sales specialists offer special services to R&R contractors equivalent to that accorded home builders. Wickes, for many years, has made its local offices and office equipment (such as facsimile and photocopy machines) available to R&R customers, many of whom work out of their homes and have a need for these services. Wickes currently has kitchen and bath departments in all of its building centers and has a staff of 80 kitchen and bath specialists. Wickes also employs 18 specialists in other departments.

      Wickes extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 82% of Wickes' sales during 1995 were on credit, with the remaining 18% consisting of cash or credit card sales, including approximately 2% of sales on Wickes' private label credit card. Overall credit policy is established at the corporate level, with each building center manager and a district credit manager responsible for the administration and collection of accounts. The accounts are generally not collateralized, except to the extent Wickes is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts. Wickes' credit practices have resulted in a bad debt expense of .8% of total credit sales in 1995, compared with .3% in both 1994 and 1993. Much of the increase in 1995 is attributable to the conversion of accounts at the Gerrity acquisition centers to Wickes' credit practices.

      Wickes owns and leases a fleet of 837 delivery vehicles, as of February 29, 1996, to provide job-site deliveries of building materials scheduled to coordinate with project progress, including 54 specialized delivery trucks equipped for roof-top or second story delivery and 89 specialized millwork delivery vehicles. Wickes will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

      Over the past several years, Wickes has installed and will continue to increase its base of computer-aided design ("CAD") hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans more efficiently.

      Wickes advertises in trade journals and produces specialized direct mail promotional materials designed to attract specific targeted customer segments. Wickes does some select newspaper advertising, which may include circulars and run-of-press advertisements. It also has numerous product displays in its building centers to highlight special products and services.

      To increase customer loyalty and strengthen customer relationships, Wickes, in many cases with vendor support, has increased the number of its special marketing activities, such as trade show events, informational product seminars, various outings, and professional builder trips.

      DIYers

      Most building centers also pursue sales to project DIYers through their staff of specially-trained inside sales representatives and specialists. These representatives provide professional advice to consumers for home improvement projects and assist these customers in designing specific projects with sophisticated computer design software. The sales representatives can also provide a comprehensive list of materials and detailed drawings to assist customers in completing their projects. Wickes believes that project DIYers are attracted to its building centers by this high level of service.

      Wickes' showrooms generally feature product presentations such as kitchen and bath and door and window displays. The showrooms are regularly re-merchandised to reflect product trends, service improvements and market requirements.

      While Wickes' product offerings in hardlines are generally more limited than its consumer-oriented competitors, Wickes stocks a much larger selection of commodity products and offers a special order program for custom or specialty products. Wickes emphasizes project packages, which include all materials and detailed instructions for the assembly of the larger projects frequently undertaken by project DIYers.

SUPPLIERS AND PURCHASING

      Wickes purchases its products from numerous vendors. Substantially all commodity items are purchased directly from manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. Wickes also manufactures approximately 33% of the roof and floor trusses, 54% of the pre-hung interior doors, and 65% of the metal exterior doors sold in its building centers. No single vendor accounted for as much as 5% of Wickes' purchases in 1995, and Wickes is not dependent upon any single vendor for any material product. Wickes believes that alternative sources of supply are readily available for substantially all of the products it offers.

      Substantially all of Wickes' commodity purchases are made on the basis of individual purchase orders rather than supply contracts. Because approximately 31% of Wickes' average inventory consists of commodity wood products, which are subject to price volatility, Wickes attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. Wickes has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and Wickes believes that it has greater purchasing power than many of its smaller, local independent competitors. Wickes seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements. With certain of its suppliers, Wickes has entered into purchasing arrangements which allow Wickes to purchase wood products shipped to distribution centers as such goods are needed to restock inventory or fill customer orders, thereby allowing Wickes to reduce its on-hand inventory needs.

      Wickes' computerized inventory tracking and forecasting system as well as its inventory replenishment system are designed to track and maintain appropriate levels of products at each building center. These systems have increased Wickes' operating efficiencies by providing an automated inventory replenishment system, allowing more time to be devoted to sales opportunities.

      In 1995, Wickes established a replenishment program for many of its non-commodity products through an independent hardlines distributor. This arrangement provides weekly replenishment of many hardline products in more economic quantities at competitive prices. Wickes also has experienced significant purchasing and administrative efficiencies as a result of the implementation of this program.

      Wickes has active rail sidings at 65 of its building centers enabling vendors to ship products purchased by Wickes directly to these building centers by rail. Wickes also utilizes two distribution centers owned by third parties, located in Chicago, Illinois and Pottstown, Pennsylvania. Approximately 4% of Wickes' wood products inventory is distributed through these facilities.

INTERNATIONAL OPERATIONS

      One of Wickes' subsidiaries engages in logging, sawmill and other lumber-related activities in Russia, principally in the Archangel region.

      On February 21, 1996, this subsidiary entered into an agreement with two investment funds. Pursuant to this agreement, the two funds are each to invest $5 million in this subsidiary and are each to receive a 25% equity interest, with Wickes retaining an interest slightly less than 50% and the subsidiary's management receiving the balance of the equity. A total of $4 million of the funds' investment has been advanced to the subsidiary as a loan, which is to be converted to equity upon funding of the remaining $6 million, which is to occur on satisfaction of certain conditions, including among other things the resolution of certain legal matters and the achieving of specified operational levels.

MANAGEMENT INFORMATION SYSTEMS

      Wickes maintains an integrated distributed processing system in its building centers. This system was specifically designed for the management of building centers and provides Wickes with information regarding average cost, replacement cost, perpetual inventory, margin and bid analysis, accounts receivable and salesperson analysis. This system enables Wickes to manage and optimize margins and inventory levels and to respond to the changing demands of its markets and customers, as well as to increase productivity. Most senior management and many building center managers have remote access to this system, as well as the headquarters network, through personal computers.

      A satellite-based communications network links all building centers, component manufacturing facilities and Wickes' headquarters. This network carries data, electronic mail, and broadcast television. In 1995, all field locations were given on-line access to Wickes' replenishment system via the satellite communications network, giving control of replenishing non-commodity products to local management. The broadcast television facility is used for various company communications including the rapid deployment of training topics.

      Wickes has begun implementation of a client/server data warehouse system to upgrade its central information processing needs. Wickes also has established a home page on the world wide web which can be found at the Internet address: http://www.wickes.com/ .

SEASONALITY

      Historically, Wickes' first quarter and, frequently, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. While Wickes experienced a relatively mild first quarter in 1995, severe ice storms in the Northeast in 1994, and record setting snow falls throughout the Midwest and Northeast in January of 1996, have adversely affected construction activity in the first quarter of these years.

COMPETITION

      The building material industry is highly competitive. Due to the regional and local nature of this industry, Wickes' competitive environment varies by location and by customer segment. Reduced levels of construction activity have, in the past, resulted in intense price competition among building material suppliers that has at times adversely affected Wickes' gross margins.

      Within the professional market, Wickes competes primarily with local independent lumber yards and regional and local building material chains. Building professionals generally select building material suppliers based on quality and expertise of its sales staff, quality and breadth of product lines and services, reliability of inventory levels, competitive pricing, job-site delivery, and the availability of credit. Wickes believes that it competes favorably on each of these bases. Wickes believes that it has a significant competitive advantage in rural markets and small communities, where it competes primarily with local independent lumber yards, regional building material chains, and, to a lesser extent, with national building center chains and warehouse and home center retailers, which generally locate their units in more densely populated areas.

      Within the consumer segment, Wickes competes primarily with local lumber yards and hardware stores and, in certain of its markets, with local units of larger warehouse and home center retailers. Competition within this segment is based principally on price, merchandising, location and advertising. Wickes focuses primarily on project DIYers, who tend to place much more value on product selection and the availability of special services in selecting a building materials supplier. According to Building Supply Home Centers "1995 Giants" report, the average product mix of consumer oriented retailers consist of 14% wood products, 11% building products and 75% hardlines, compared with 51%, 36%, and 13%, respectively, for Wickes in 1995.

ENVIRONMENTAL AND PRODUCT LIABILITY MATTERS

      Many of the building center facilities presently and formerly operated by Wickes and its predecessor contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by Wickes have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $2.1 million of costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions, and Wickes has reserved $1,000,000 towards the cost of these and other environmental and product liability matters.

      Although Wickes has not expended material amounts in the past eight years with respect to the foregoing, there can be no assurances that these matters will not give rise to additional compliance and other costs that could have a material adverse effect on Wickes.

      For information concerning certain litigation concerning products containing asbestos, see "Item 3. Legal Proceedings."

TRADEMARKS AND PATENTS

      Wickes has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber" and the "Flying W" trademark.

                         FINANCIAL SERVICES TO BUILDERS

INSURANCE

         Wickes Financial Services Center, Inc. ("WFSC") is a Florida corporation wholly-owned by Riverside that markets insurance products to Wickes' professional builder customers. WFSC commenced operations in 1993 and initially marketed the insurance products of third-party carriers through "captive agents" who were employees of the Company. The Company subsequently determined these operations could be structured more efficiently with WFSC operating as a managing general agent

(MGA), and in March 1996, WFSC's "captive agents" became employees of various independent insurance agencies who have contracted with WFSC to market these products. The Company believes the MGA structure will allow WFSC to capitalize on its relationship with Wickes on a more cost effective and less capital intensive basis.

         WFSC currently offers a range of competitively priced products and programs developed exclusively for residential contractors. The products include worker compensation, general liability, property, commercial auto, builder risk, health, life and annuity insurance. Presently operations are active in Michigan, Wisconsin, Indiana and Alabama through fifteen independent agencies. WFSC supports the agencies through direct marketing to Wickes customers and providing leads or customer lists to the agents for follow up sales.

         During 1995 and 1994 WFSC's operations generated revenues of $.3 million and $.1 million and incurred pre-tax losses of approximately $.7 million and $1.0 million, respectively.

MORTGAGE LENDING

         During 1995, the Company, as part of American Founders investment operations, opened two mortgage lending offices and began, on a test basis, marketing construction and permanent mortgage loans to the professional builder customers of Wickes as well as the customers of these builders. Currently the program retains construction loans for interest and fee income while permanent mortgages are sold to outside investors for service release fees under existing agreements. Since inception of the test, the Company has issued commitments or funded approximately 48 construction loans to builders aggregating approximately $8 million and approximately 36 permanent loans to homeowners aggregating approximately $5 million. The Company also believes that opportunities exist for cross-selling insurance products to builders and their customers. Currently, there are approximately 50 builders participating in the program.

         At the end of 1995, the Company had two mortgage loan representatives located in two loan production offices. Based upon the success of the test program, the Company intends to attempt to expand its mortgage lending program under a newly-formed, wholly-owned subsidiary of the Company, Wickes Mortgage Lending, Inc., which plans to add six locations and 18 loan representatives in 1996. Expansion of this program after completion of the Life Insurance Reorganization will depend upon entering into a lending arrangement with an alternative lender or lenders to provide a source of funds for construction loans and to act as a "warehouse lender" for permanent loans.

         During 1995 and 1994, mortgage lending operations (exclusive of American Founders' investment results) generated revenues of $.2 million and $.0 million, respectively, and pre-tax losses of $.7 million and $.2 million, respectively.

                           LIFE INSURANCE OPERATIONS

GENERAL

         For information concerning the proposed combination of the Company's life insurance operations with those of Circle in a transaction that would result in Circle's wholly-owning the Company's life insurance subsidiaries and the Company's owning a minority interest in Circle, see "HISTORICAL DEVELOPMENT
- - Proposed Transactions - Life Insurance Reorganization."

         All of the Company's life insurance subsidiaries are currently wholly-owned by the Company's 99%-owned life insurance holding company subsidiary, AFAC. AFAC wholly-owns American Founders, which in turn wholly-owns Aztec.

         In December 1995, American Founders sold the corporate charter and state insurance licenses of NALICO of Texas to General American Life Insurance Company. This sale resulted in a realized gain of approximately $.8 million. Prior to the sale, American Founders assumed all of the life and accident and health business of NALICO of Texas under an assumption reinsurance agreement.

         In December 1994, the Company sold all in force policies of Aztec to Guardian Insurance and Annuity Company for $8.2 million in cash at a net loss of $.2 million. See Note 9 of Notes to Consolidated Financial Statements included elsewhere herein. Under terms of a related agreement, Aztec was to administer the policies for a period not less than one year from the date of closing. This agreement has been extended into 1996. The Company estimates that the sale of the Aztec business generated a decrease in profits from life insurance operations of approximately $2.5 million during 1995.

         In January 1995, the life insurance operations successfully converted to a new policy administration software system. The new system greatly increases flexibility and efficiency for processing sophisticated life insurance products.

         The Company presently has no active life insurance marketing operations. The Company's life subsidiaries historically distributed their products through general agents, direct response marketing and a financial institution marketing force. In 1993, in order to reduce operating costs, the Company eliminated its financial institution marketing force, which had generated the great majority of the Company's life insurance sales. Upon completion of the Life Insurance Reorganization, it is anticipated that active marketing operations will recommence under American Founders and Aztec, although American Founders and Aztec will no longer be subsidiaries of the Company.

         American Founders is domiciled in Texas and licensed in 38 states and the District of Columbia. American Founders has in force a variety of products, including its universal life, term, mortgage protection and annuity products. It continues to allow sale of these products through its general agents, however, it is not actively soliciting new business.

         Aztec is domiciled in California and licensed in nine states. Aztec specialized in selling, primarily through a financial institution marketing force, mortgage protection life insurance products through leads generated by the mortgage lending activities of various financial institutions. Aztec's insurance operations ceased with the sale of its business to another insurer in December 1994.

         The following table sets forth for the past three years certain information with respect to the Company's life insurance in force:

                                            Year ended December 31,
                                  -------------------------------------------
                                     1995           1994              1993
                                     ----           ----              ----
                                                 (in thousands)
Insurance in force, January 1     $1,504,137    $ 3,625,830        $3,945,235
Increased by:
     New direct business issued       67,789         28,947           495,179
     Reinsurance assumed                 738              -                 -
                                  ----------    -----------        ----------

     Total                            68,527         28,947           495,179
                                  ==========    ===========        ==========

Decreased by:
     Death                             6,934         14,424            10,869
     Maturity                            113            146               390
     Expiry                            3,958         15,030            18,188
     Surrender                        54,303        130,416           123,074
     Lapse                           180,500        349,743           616,205
     Other                            16,404      1,640,881(1)         45,858
                                  ----------    -----------        ----------

     Total                           262,212      2,150,640           814,584

Decrease                            (193,685)    (2,121,693)         (319,405)
                                  ----------    -----------        ----------

Insurance in force
     December 31                  $1,310,452    $ 1,504,137        $3,625,830
                                  ==========    ===========        ==========

(1) Includes a decrease related to the sale of Aztec's business of $1,453,000.

         The following table sets forth for the past three years certain information with respect to the account values of the Company's deferred annuities.

                                               Year ended December 31,
                                      -----------------------------------------
                                        1995             1994            1993
                                        ----             ----            ----
                                                    (in thousands)
Account value, January 1              $106,057         $119,453        $135,063
Premiums                                   598              478             539
Deaths                                  (1,580)          (1,031)           (734)
Gross surrenders                       (21,024)         (18,638)        (23,130)
Administrative charges                      (5)              (5)             (5)
Interest credited                        5,423            5,800           7,720
                                      --------         --------        --------
Account value, December 31            $ 89,469         $106,057        $119,453
                                      ========         ========        ========

PRODUCTS

         American Founders' portfolio consists of two broad categories of products: universal life (flexible premium, interest-bearing products) and term life (including annually renewable term products with annually increasing premiums, a level term product with level premiums for 10 or 12 years, and mortgage term life). American Founders also has in force a substantial amount of annuity policies including a block of deferred annuities acquired from another insurer in 1991.

         On policies issued prior to October 1990, American Founders retained no more than $50,000 of risk on any one life. American Founders retains up to $250,000 per risk on policies issued after that date.

CLAIMS

         The Company's life insurance claims are processed by Company personnel. Most investigations are completed internally, although occasionally outside investigation firms are used in the claimant's locale.

RESERVES

         The Company's life insurance subsidiaries maintain policy reserves, which are balance sheet liabilities representing estimates of amounts needed to meet future obligations on its outstanding policies. These liabilities are computed using assumptions as to future investment yield, mortality and withdrawals, which assumptions include margins for adverse deviations. See Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

REINSURANCE CEDED

         A reinsurance transaction takes place when an insurance company transfers, or cedes, a portion or all of its exposure on insurance directly written or assumed by it to another insurer, which assumes the exposure in return for a portion or all of the premium. Life insurance companies principally cede insurance to reduce net liability on individual risks or to maintain desired financial ratios. Reinsurance is effected under agreements, or treaties, where losses above a fixed point, or retention level, are reinsured. Reinsurance treaties are also utilized to acquire or dispose of blocks of business between insurers.

         For a description of certain reinsurance transactions entered into by the Company's life insurance subsidiaries see Note 9 of Notes to Consolidated Financial Statements included elsewhere herein.

GEOGRAPHICAL DISTRIBUTION

         In 1995, 1994, and 1993 approximately the following percentages of the Company's direct premiums were written in the following states:

                           1995       1994       1993
                           ----       ----       ----
             California    33%        56%        54%
             Texas         46%        25%        24%

         No other state accounted for in excess of 5%.

         The reduction in 1995 direct premiums in California relates primarily to the sale of Aztec business as the majority of Aztec's premiums were in California.

COMPETITION

         The life insurance business is highly competitive. Many of the insurers competing with the Company are substantially larger, have a greater number of agents and have considerably greater financial resources than the Company. The proposed life insurance reorganization (see Note 14 of Notes to Consolidated Financial Statements included elsewhere herein) will not immediately enhance the competitive position of the Company's life insurance operations, since neither the Company nor Circle has active distribution systems for life insurance products.

REGULATION

         The Company's life insurance subsidiaries are subject to regulation and supervision by the states in which they transact business. The state of domicile exercises principal regulatory supervision of insurance companies. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of stockholders. The states have established regulatory agencies with broad administrative powers to regulate, among other things: licenses to transact business; policy forms; trade practices; premium and commission rates; agency agreements; deposit of securities for the benefit of policyholders; form and content of financial statements; accounting practices; maintenance of reserves and capital for the protection of policyholders; dividends; examinations of insurers' affairs; and investments. The relationships among the Parent Company and its insurance subsidiaries is also subject to regulations under state insurance holding company laws. Under these laws, inter-company asset transfers, investments and other transactions, as well as dividends from insurance companies, may be subject to prior notice to, or approval by, the state insurance regulatory authority, depending upon the size of such transaction or dividend.

         For a description of certain restrictions placed upon the dividend-paying capability of the Company's insurance subsidiaries by applicable laws, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Under insolvency or guaranty laws in most states in which the Company operates, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses by other companies that become insolvent. Under these laws, the extent of any future assessments against the Company is not determinable. However, most laws do provide that an assessment may be excused or deferred if it would threaten a solvent insurer's financial strength.

         The National Association of Insurance Commissioners (the "NAIC") reviews the financial statements filed by insurance companies against certain ratios and provides the results to the insurance departments of the various states. Insurance companies with a sufficient number of ratios outside the NAIC's "normal ranges" are given priority ratings indicating the amount of regulatory review required. American Founders was designated as "third priority" in 1994. The Company has completed a preliminary calculation of the 1995 ratios which indicate "third priority" status would be retained. Given the decrease in the trading price of Wickes common stock during 1995 and its impact on statutory capital and surplus it is possible the NAIC may assign a higher priority status to American Founders.

         Regulatory concerns over solvency, asset diversification and asset quality have increased significantly in recent years. A number of legislative proposals have been made, at both state and federal levels, in response to these concerns. The NAIC and the Texas Department of Insurance adopted recommended levels of "risk-based" capital for life insurers, determined by the application of a formula that evaluates a company's capital and surplus based on various perceived risk factors related to asset type and quality, interest rate exposure, kinds and amount of insurance written and other business risks. All of the Company's life insurance companies exceed the NAIC recommended and Texas mandated levels.

                                   INVESTMENTS

         The investments of the Company's life insurance subsidiaries are managed under the supervision of their respective boards of directors. Investments are subject to the statutory requirements of the states of domicile of the Company's subsidiaries and the terms of the Company's bank loan agreement.

         The investments of the Company's insurance subsidiaries consist primarily of publicly-traded bonds, mortgage and construction loans, policy loans, real estate and short-term securities. The investment emphasis is on maximizing total portfolio return to the extent consistent with applicable regulations and maintenance of prudent portfolio quality, diversity, maturity, liquidity and income tax consequences. The investment make-up of the portfolio has been altered from time to time to respond to anticipated changes in insurance underwriting results, as well as in response to market conditions and fluctuations in interest rates. Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." For a discussion of the impact of SFAS 115 see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Investment Operations."

         The following table summarizes the investment results of the Company's insurance subsidiaries for the past three years.

                                                Year Ended December 31,
                                         -------------------------------------
                                           1995          1994          1993
                                           ----          ----          ----
                                             (in thousands, except yields)
Average invested assets                  $ 246,206     $ 282,957     $ 308,860
Net investment income                       14,492        17,523        20,735
Before-tax yield on average
   invested assets                             5.9%          6.2%          6.7%
Net realized investment
   gains (losses)                             (234)         (182)        4,147
Change in unrealized investment
   depreciation in equity securities            (1)         (139)       (1,917)
Change in unrealized investment
   appreciation (depreciation) on
   fixed maturities available for sale      15,627       (18,320)        8,089
Change in unrealized investment
   appreciation (depreciation)
   on fixed maturities of
   discontinued operations               $     288     $    (533)    $     245

         The following table sets forth the classification and carrying value of the investments of the Company's insurance subsidiaries at the end of each of the past two years.

                                                                December 31,
                                                           ---------------------
                                                             1995         1994
                                                             ----         ----
                                                               (in thousands)
Fixed maturities (bonds):
United States Government and agencies                      $ 19,666     $ 27,089
States, and political subdivisions                               --        8,384
Corporate                                                    83,661       85,016
Mortgage-backed and other
     asset-back securities                                   43,825       37,090
                                                           --------     --------
   Total fixed maturities (1)                               147,152      157,579
Equity securities                                               838          951
Mortgage and construction loans                              26,903       27,153
Investment in real estate                                    17,879       31,284
Policy loans                                                 19,827       19,742
Short-term investments and other investments                 20,842       22,262
                                                           --------     --------
   Total investments                                       $233,441     $258,971
                                                           ========     ========



(1) Fixed maturities as of December 31, 1995 and 1994 were all classified as available for sale.

         Based upon the ratings of Standard & Poor's Corporation, as of December 31, 1995, the quality distribution of the Company's fixed maturities was: U.S. Treasury and AAA - 38.2%; AA - 9.1%; A - 36.0%; BBB - 10.6%; BB-5.8%; and
non-rated - .3%.

         As of December 31, 1995, the Company held $43.8 million of securities backed by mortgages and other assets ("Structured Securities") which represented 30% of the Company's fixed maturities. These securities were composed of the following types:

                                                          Market       Average
                                                           Value      Duration
                                                          ------      --------
                                                      (in thousands)   (Years)
Mortgage pass-throughs                                    $18,435       4.1
Collateralized mortgage obligations ("CMOs")               19,110       3.6
Other asset-backed                                          6,280       4.8
                                                          -------       ---
                                                          $43,825       4.0
                                                          =======       ===

         The structured securities portfolio did not include any interest-only, principal-only, or inverse floating CMOs, nor any residual interests in CMOs. Management is of the opinion that the Structured Securities owned by the Company have good liquidity in readily available markets and were all rated investment grade, with 81% rated AAA by Moody's Investors Service or Standard & Poor's Corporation. The effective yield to maturity on the Structured Securities portfolio as of December 31, 1995 was 7.6%. The impact of interest rate trends on income derived from mortgage-backed securities did not materially affect investment operations during 1995 or 1994. Given present interest rate environments the Company does not anticipate any material changes in income during 1996. The

Company's philosophy has been and continues to be to invest in conservative, high quality assets which are not subject to the excessive volatility associated with other forms of mortgage-backed assets.

         The following table sets forth maturities of the fixed-maturity investments as of the end of each of the past two years.


                                                                December 31,
                                                           ---------------------
                                                              1994         1995
                                                              ----         ----
                                                               (in thousands)
One year and under                                         $  9,906     $  9,627
Over one year through five years                             29,495       37,302
Over five years through ten years                            55,106       56,235
Over ten years                                                8,820       17,325
Mortgage-backed and other asset backed securities            43,825       37,090
                                                           --------     --------
     Total                                                 $147,152     $157,579
                                                           ========     ========

         In 1995, the Company opened two mortgage lending offices and began, on a test basis, marketing construction and permanent mortgage loans to the professional builder customers of Wickes as well as the customers of these builders. As of December 31, 1995, included in mortgage and construction loans were $818,000 of permanent loans, which are held for sale to investors under existing agreements, and $3,372,000 in construction loans generated by these offices .

         In addition, the undrawn amount of construction loans committed at December 31, 1995, totaled $2,469,000. The Company's commitment to fund the undrawn balance is contingent upon the borrowers successful completion of certain specified conditions. Approximately 95% of the total construction loans outstanding were made with respect to homes for which no purchase agreements existed.

         For further information concerning the Company's investments, see Note 5 of Notes to Consolidated Financial Statements included elsewhere herein.

                             DISCONTINUED OPERATIONS

         The Company conducted property and casualty insurance operations beginning in 1986 through its wholly-owned subsidiary, Dependable, which was domiciled in Florida and licensed to conduct business in 47 states and in the District of Columbia. In 1993 and prior years, Dependable wrote a significant amount of credit-related (principally, collateral protection) insurance for financial institutions. Dependable also wrote certain other specialty lines of insurance including homeowners and commercial lines.

         As a result of Hurricane Andrew in August 1992, the Company determined to discontinue property and casualty operations. After Hurricane Andrew, Dependable ceased writing new business and, in a series of transactions effected throughout 1993, Dependable disposed of substantially all of its in force business. On September 15, 1995, Riverside completed the sale of Dependable to MedMarc Insurance Company ("MedMarc") in a transaction that resulted in a gain of approximately $2.7 million. In connection with the sale, the Company agreed to indemnify MedMarc for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary in regards to time limits and maximum amounts. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position, results of operations or cash flows. See Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

         The following table sets forth for the past three years certain information concerning the results of the Company's property and casualty operations.

                                                  Year ended December 31,
                                           -----------------------------------
                                              1995      1994           1993
                                              ----      ----           ----
                                            (in thousands, except percentages)
Gross premiums written                     $   (87)   $(2,536)      $  8,841
Net premiums written                          (233)      (884)       (11,643)
Net premiums earned                            (99)       645         25,204
Net incurred losses                           (170)     4,220(1)      12,840
Loss ratio                                     N/A        654%            51%
Underwriting and operating expenses        $ 2,154    $ 3,769       $ 20,082
Expense ratio (2)                              N/A        584%            80%

    (1) 1994 net incurred losses included net claims of $3.5 million from unusually adverse loss experience on discontinued commercial lines.

    (2) GAAP Underwriting and operating expenses as a percentage of earned premiums.

                                    EMPLOYEES

         At December 31, 1995, the Company had 57 full-time employees (excluding those of Wickes). As of February 29, 1996, Wickes had approximately 3,615 employees, of whom 3,011 were employed on a full-time basis. The Company believes that it has maintained favorable relations with its employees. None of Riverside's or Wickes' employees is represented by a union or covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

         The Company leases 15,662 square feet of office space in Jacksonville, Florida, for its executive offices, under a lease expiring in 1997, with an option for one to five additional years. In addition, the Company leases 16,000 square feet of office space in Phoenix, Arizona, for its life insurance operations under a lease expiring in 1997 with an option for two additional years. Circle would assume full responsibility for the leased office space in Phoenix, Arizona upon completion of the Life Insurance Reorganization.

          Wickes owns eleven component manufacturing facilities, 98 of its building centers and 94 of the sites on which such building centers are located. The remaining twelve building centers and 16 sites are leased. As of December 30, 1995, Wickes also held for sale the assets of 16 closed building centers with an aggregate book value of $4.9 million.

         Wickes also owns and leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of Wickes' products.

          Wickes owns its corporate headquarters, located at 706 North Deerpath Drive in Vernon Hills, Illinois.

ITEM 3.  LEGAL PROCEEDINGS

         On or about August 11, 1993, FynSyn Capital Corp. ("FynSyn") and a related entity, WLIP, sold an aggregate of 260,760 shares of Wickes' common stock, an option to acquire 374,516 additional shares of Wickes' common stock and 10.33 shares of Wickes' 9% redeemable preferred stock to Riverside. In connection with this sale, FynSyn stated that it was unable to locate the stock certificate representing the preferred stock and executed and delivered to Wickes an affidavit of loss and indemnity agreement, in reliance on which Wickes issued a replacement stock certificate to FynSyn, which was delivered to the Company upon completion of the sale. The 10.33 preferred shares were converted into approximately 103,922 shares of Wickes common stock as part of Wickes' plan of recapitalization completed on October 22, 1993. In February 1994, a third party informed Wickes that FynSyn had previously transferred the 10.33 preferred shares to the third party in 1989. In July 1994, FynSyn and WLIP commenced an action in Superior Court of New Jersey, Essex County, Chancery Division, styled FynSyn Capital Corporation and Wickes Lumber Investment Partnership vs. Bankers Trust Company, et al. FynSyn and WLIP are seeking, among other things, rescission of the affidavit of loss and indemnity agreement and the rescission or reformation of the terms of the sale of all of their Wickes securities to Riverside. In 1995, this action was removed to the United States District Court for the District of New Jersey. Riverside and Wickes have answered the complaint in this action and counterclaimed seeking, among other things, indemnity and enforcement of their contractual rights. Wickes has also sought declaratory relief as to the respective rights and liabilities of Wickes and Riverside, as well as FynSyn and the third party related to and as a consequence of these matters and seeking indemnity from FynSyn. Riverside and Wickes intend to pursue vigorously their respective rights against FynSyn, WLIP and related parties, and Riverside intends to defend vigorously the claims of FynSyn and WLIP.

         On November 3, 1995, a complaint styled Wolfson v. Riverside Group, Inc., et al., was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the transaction contemplated by the Wickes Agreement is unfair and constitutes a waste of Wickes' assets and that Wickes and Riverside breached their fiduciary duties in their approval of this transaction. The amended complaint, among other things, seeks on behalf of a purported class of the Company's shareholders to enjoin, or to obtain damages with respect to, the transaction. See "Item 1. Business - HISTORICAL DEVELOPMENT - Proposed Transactions - Wickes Investment."

         Wickes is one of many defendants in 164 actions, each of which seek unspecified damages, brought in 1993, 1994 and 1995 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by the same counsel. Wickes is aggressively defending these actions and does not believe that these actions will have material adverse effect on Wickes.

         As is common in the insurance industry, the Company's insurance subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. In management's opinion, none of these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS.

         The Company's common stock trades over-the-counter and is quoted on the NASDAQ National Market System under the trading symbol "RSGI." As of March 24, 1996, there were 5,311,123 shares outstanding held by approximately 1,872 stockholders of record.

         The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock as reported on the NASDAQ National Market System. Prices do not include retail markups, markdowns or commissions.

                                             High               Low
                                             ----               ---
                    1994:

                    First Quarter         $  11.00           $  7.125
                    Second Quarter           9.375               6.75
                    Third Quarter             8.00               6.00
                    Fourth Quarter            7.50               5.25

                    1995:

                    First Quarter         $   6.75           $   5.25
                    Second Quarter            6.50               5.25
                    Third Quarter             6.25               5.00
                    Fourth Quarter        $   5.25           $  3.375

         The Company did not pay cash dividends on its common stock during the last three fiscal years and anticipates that for the foreseeable future it will not pay any cash dividends on its common stock. Payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and is dependent upon the Company's overall financial condition, capital requirements, compliance with regulatory and contractual requirements, earnings, and such other factors as the Board of Directors may deem relevant.

         As a holding company, the Company is dependent on dividends from its subsidiaries to pay cash dividends to its stockholders. The Company's insurance subsidiaries are subject to state insurance laws that restrict their ability to pay dividends. In addition, AFAC's bank loan agreement restricts transfers of funds to the Parent Company. For a description of these and other restrictions on cash dividends see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

The following summary of certain consolidated financial data of the Company is derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                  (in thousands, except per share amounts)
                                                --------------------------------------------------------------------------
                                                       1995(1)       1994(1)      1993 (1)        1992            1991
                                                       -------       -------      --------        ----            ----
Premiums and annuity considerations             $     8,298    $    18,657    $    21,704    $    23,608       $    21,358
Net investment income                                14,492         17,523         20,735         25,076            28,275
Realized investment gains (losses)                     (234)          (182)         4,147          7,334             3,822
Equity in earnings (losses) of
   Wickes Lumber Company                             (5,849)         8,274          1,525           --                --
Total revenues                                       18,220         45,784         54,100         58,093            56,238
Earnings (loss) from continuing operations
   before extraordinary item and cumulative
   effect of change in accounting principles        (17,845)         8,850          4,043          5,011              (639)
Loss from discontinued operations                    (1,086)        (4,405)        (1,988)       (12,583)(2)        (7,704)
Gain on disposal of discontinued operations           2,731           --             --             --                --
Extraordinary item                                     --             --             --            5,319(3)           --
Cumulative effect of change in accounting
    principles                                         --             --              596          2,178(4)           --
                                                -----------    -----------    -----------    -----------       -----------
   Net income (loss)                                (16,200)         4,445          2,651            (75)           (8,343)
                                                ===========    ===========    ===========    ===========       ===========

Earnings (loss) per common share,
after deducting preferred stock dividends and
   accretion:
Earnings (loss) from continuing operations
   before extraordinary item and cumulative
   effect of change in accounting principles    $     (3.38)   $      1.61    $      0.50    $      0.70       $     (0.11)
Loss from discontinued operations                     (0.21)         (0.82)         (0.37)         (2.25)            (1.38)
Gain on disposal of discontinued operations            0.52           --             --             --                --
Extraordinary item                                     --             --             --             0.95              --
Cumulative effect of change in accounting
   principles                                          --             --             0.11           0.39              --
                                                -----------    -----------    -----------    -----------       -----------

   Net income (loss)                            $     (3.07)   $      0.79    $      0.24    $     (0.21)      $     (1.49)
                                                ===========    ===========    ===========    ===========       ===========

Total investments                               $   233,441    $   258,971    $   306,942    $   352,621       $   419,945
Total assets                                        300,725        353,370        390,731        512,457           551,538
Long-term debt and redeemable preferred
   stock                                             31,215         45,198         49,349         58,131            75,518
Total common stockholders' equity               $    26,056    $    29,103    $    38,397    $    35,871       $    33,524
Common shares outstanding                         5,311,123      5,465,781      5,294,930      5,594,930         5,594,930

Book value per common share                     $      4.91    $      5.32    $      7.25    $      6.41       $      5.99




- --------------------------------------------------------------------------------

(1) For various matters affecting 1995, 1994 and 1993 results of operations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Results of Operations."

(2) During 1992, Dependable incurred losses and assessments of $14.7 million (pre-tax), net of reinsurance, as a result of Hurricane Andrew.

(3)   Extraordinary gain on early retirement of debt.

(4)   Cumulative effect of adopting SFAS 109 "Accounting for Income Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere herein.

                         LIQUIDITY AND CAPITAL RESOURCES

THE PARENT COMPANY

         The liquidity requirements of the Parent Company consist primarily of providing funds for payment of debt and related interest, and for operating expenses.

         The funds available to the Parent Company from operating sources continue to be limited. Pending the completion of the proposed Life Insurance Reorganization (see "Item 1. Business - HISTORICAL DEVELOPMENT - Proposed Transactions Life Insurance Reorganization"), sources of funds available to the Parent Company include: management fees and expense reimbursements for services provided to the Company's subsidiaries; funds that may be generated from the sale of unrestricted assets; and intercompany advances from AFAC. The Company anticipates that these sources, together with cash on hand, will be adequate to meet the Company's liquidity needs through late June 1996, by which time the Company expects to have completed the Life Insurance Reorganization.

         The Company anticipates that the net after-tax cash proceeds of the Life Insurance Reorganization will be approximately $14 million, of which the Company has agreed to utilize $10 million under the Wickes Agreement to acquire an additional two million shares of Wickes Common Stock. See "Item 1. Business - HISTORICAL DEVELOPMENT - Proposed Transactions - Wickes Investment." The Company anticipates that its funds on hand after completion of this investment in Wickes, together with its other sources of funds, will be adequate for the Company's liquidity requirements at least through the second quarter of 1997. In recent years the Company has realized a significant portion of its liquidity requirements through expense reimbursements and other distributions from its insurance subsidiaries. Following completion of the Life Insurance Reorganization these sources of funds will no longer be available. The Company's remaining operations, exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in its debt instruments), will consist primarily of the disposition of certain real estate and the operations of WFSC and the Company's mortgage lending operations, both of which are in the start-up phase and are anticipated to produce significant negative cash flows at least through 1996. The Company will continue to evaluate the prospects and anticipated future cash requirements and contributions of these operations.

         Should the Company not complete the Life Insurance Reorganization or comparable transaction by September 30, in order for the Company to maintain adequate liquidity and to meet the scheduled payments of principal and interest on its indebtedness, the Company would be required to obtain an extension of currently scheduled principal and interest payments, obtain additional financing or sell a significant amount of assets held by the Parent Company and to use the proceeds for Parent Company purposes, which would require the consent of the Company's current bank lenders. The Company believes that should the Circle Agreement for any reason, be terminated the Company would be able to enter into a definitive agreement for a comparable transaction in a reasonable time-frame. Although the Company believes it will complete the Life Insurance Reorganization by late June 1996, there can be no assurance that the Company will continue to have funds sufficient for its needs if the closing of the Life Insurance Reorganization or comparable transaction does not occur or occurs significantly later than expected.

         As a result of the decrease during 1995 in the trading value of Wickes and the charges taken in the fourth quarter of 1995 related to the Life Insurance Reorganization, a waiver of certain requirements of the Company's bank credit agreement has been provided and is in the process of being extended. The Company anticipates that this waiver will remain in effect until late June 1996, to allow for completion of the Life Insurance Reorganization. Under the terms of the Life Insurance Reorganization all indebtedness under the Company's bank credit agreement is to be repaid in full by Circle. Circle has informed the Company that it believes, based upon discussions with lenders interested in providing loans to Circle, that it will be able to obtain financing sufficient to retire the Company's bank indebtedness. For a description of the terms of, and certain covenants and restrictions placed upon the Company and AFAC by the Company's bank credit agreement, see Note 6 of Notes to Consolidated Financial Statements included elsewhere herein.

         In addition, the $10 million principal amount of the Company's 13% subordinated notes (the "13% Notes") is payable in September 1999. The Company anticipates that in order to repay this principal amount, the Company may need to obtain additional funds through borrowings, issuance of debt or equity securities or sale of assets held by the Parent Company (such as shares of Wickes common stock).

         During 1995 and early 1996, material transactions also affecting liquidity are:

     - In February 1995, the Parent Company received $600,000 in connection with the settlement of a dispute with respect to a financing proposal to the Company in late 1992.

     - In August 1995, AFAC advanced to the Parent Company the proceeds of a $1.0 million bridge loan facility it received under an amendment to the Company's bank credit agreement. This advance supplied part of the funds used to exercise the Wickes option.

     - In February, April and June of 1995 the Company advanced Wilson Financial Corporation ("Wilson Financial"), the Company's controlling stockholder, an aggregate of $900,000, and Wilson Financial granted the Company an option to acquire (at exercise prices ranging from $5.88 to $6.31 per share) the number of shares of the Company's common stock equal to the amount of such advance and related interest divided by the exercise price. Effective June 30, 1995, the Company elected to exercise this option, acquiring 150,680 shares of its common stock by canceling $918,310 of advances and related interest. In addition the Company purchased from Wilson Financial 23,000 shares of its common stock for an aggregate price of $125,235 in October 1995 and 27,778 common shares for an aggregate price of $125,000 in November of 1995.

     - On August 14, 1995, the Company exercised its option from Wickes Lumber Investment Partnership to purchase 374,516 shares of Wickes common stock at an aggregate price of $2.3 million. In connection with the option exercise the Company repaid in full a promissory note issued to Fynsyn Capital Corp. of $1.1 million.

     - In September 1995, the Company completed the sale of Dependable Insurance Company to MedMarc Insurance Company. Cash generated by the sale net of debt repayments and holdback of funds by the buyer pending further resolution of uncertainties was minimal.

         See Note 13 of Notes to Consolidated Financial Statements included elsewhere herein for a description of litigation seeking, among other things, rescission of the transaction in which Riverside acquired for approximately $6.5 million an aggregate of 739,198 shares of Wickes common stock.

         During 1995, stockholders' equity decreased by a net of $2.7 million due to the losses sustained by Wickes and charges related to the Life Insurance Reorganization which were partially offset by changes in the market value of the Company's invested assets. The ratio of the Company's consolidated total recourse debt to stockholders' equity increased from 113% at December 31, 1994, to 120% at December 31, 1995, as a result of the decline in stockholder's equity.

AFAC

         AFAC's liquidity requirements consist primarily of funds required to repay debt and related interest under the Company's bank credit agreement. See "The Parent Company."

         Sources of funds available to AFAC consist of surplus note payments from Laurel Life Insurance Company ("Laurel"). Laurel receives dividends from its American Founders subsidiary. In general, Texas statutes limit the amount of dividends American Founders may pay in any year to the greater of prior year's statutory net gain from operations after income taxes or 10% of statutory capital and surplus without state approval. For 1996, American Founders is eligible to pay dividends in excess of the Company's debt service requirements without state approval.

INSURANCE SUBSIDIARIES

         General. During 1995, approximately $26.7 million of cash was used by consolidated operating activities, including deposits and withdrawals of policyholders funds principally as the result of annuity surrenders and payment of death benefits.

         Life Insurance Subsidiaries. The Company's investment portfolio is highly liquid, consisting predominately of readily marketable securities. The Company does not expect any material changes in its cash requirements and is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on life operations' liquidity.

                              RESULTS OF OPERATIONS

                                     GENERAL

         The Company reported results of operations for the years ended December 31, 1995, 1994 and 1993 as follows:


                                                     1995        1994        1993
                                                     ----        ----        ----
                                                           (in thousands)

Income (loss) from continuing operations before
   reorganization charges for life insurance
   operations and cumulative effect of change
   in accounting principle (1)                    $ (8,783)   $  8,850    $  4,043

Loss on reorganization of life insurance
   operations (2)                                   (9,062)       --          --

Income (loss) from continuing operations before
   cumulative effect of change in accounting
   principle                                       (17,845)      8,850       4,043

Gain (loss) from discontinued operations (3)         1,645      (4,405)     (1,988)

Cumulative effect of change in accounting
   principle(4)                                       --          --           596
                                                  --------    --------    --------

Net income (loss)                                 $(16,200)   $  4,445    $  2,651
                                                  ========    ========    ========

- --------------------------

(1) Includes net realized investment gains (losses) of ($234,000), ($182,000) and $4,147,000 in 1995, 1994 and 1993, respectively. 1995 includes other income of $600,000 related to the settlement of a disputed financing proposal. 1994 includes other income of $558,000 from the sale of the Company's 13% subordinated notes and a gain on sale of a former subsidiary to Wickes of $613,000. (See Note 12 of Notes to the Consolidated Financial Statements included elsewhere herein.) Includes equity in earnings (loss), net of tax, of Wickes of ($5,849,000), $8,274,000 and $1,525,000 for 1995, 1994 and 1993 respectively. The
       Company's equity in Wickes earnings (losses) include losses of ($3.8) million related to restructuring charges incurred in 1995 and $4.2 million of tax benefits related to reversal of a deferred tax valuation allowance established in a prior year in 1994.

(2) Charge primarily reflects the write off of intangible assets of ($10,790,000) and income tax benefits of $1,910,000.

(3) Includes realized investment gains of $31,000, $91,000 and $7,651,000 in 1995, 1994 and 1993, respectively. 1995 includes a gain on disposal of discontinued property and casualty lines of $2,731,000. 1994 includes $3,500,000 of incurred losses, net of reinsurance, due to unusually adverse loss experience on commercial lines runoff. 1993 includes pre-tax catastrophe losses of $3,200,000 from the severe winter storm of March 1993 and gains resulting from sale of blocks of business of $2,400,000.

(4) See Note 5 of Notes to Consolidated Financial Statements included elsewhere herein.

         QUARTERLY RESULTS AND SEASONALITY

         Although the Company's results historically have not been affected significantly by seasonal factors, the Company's equity investment in Wickes' results can be expected to fluctuate from period to period. Wickes' operations are adversely affected by the weather patterns in the markets in which it operates, which result in decreased levels of construction activity and lower sales historically in the first quarter and frequently, in the fourth quarter. The extent of such decreases in activity is a function of the severity of winter conditions.

                              WICKES LUMBER COMPANY

         The following table provides comparative Wickes total operating statement data and the Company's equity in net income (loss) of Wickes:

                                           1995        1994         1993
                                           ----        ----         ----
                                                    (in thousands)
Total Operating Statement Data:
   Net sales                            $ 972,612    $ 986,872   $ 846,842
   Gross profit                           220,812      233,831     206,558
   Net income (loss)                      (15,599)      28,054       8,183
Equity in net income (loss) of Wickes   $  (5,849)   $   8,274   $   1,525

NET SALES

         Wickes net sales for 1995 decreased $14.3 million, or 1.4%, compared to 1994. The 1994 fiscal year consisted of 53 weeks compared to 52 weeks in 1995. After adjusting for the additional week in 1994, Wickes net sales decreased only $.3 million in 1995. Sales for all facilities operating throughout both years decreased 3.8%, 2.1% after adjusting for the additional week in 1994.

         In 1995 deflation in lumber prices, of approximately 18%, accounted for an estimated $45 million in lost sales. Housing starts declined in Wickes' primary markets, the Midwest and Northeast, by approximately 12% and 15%, respectively, which also adversely affected sales in 1995. While Wickes added seven new building centers through acquisition and expansion in 1995, it closed or consolidated 26 other building centers (sixteen of these occurred at year-end
1995).

         Net sales increased $140.1 million, or 16.5%, in 1994 compared to 1993. The additional week in fiscal 1994 accounted for $14 million of additional sales. The acquisition of ten building centers and three component manufacturing facilities in 1994 contributed $24 million of additional sales. Same store sales in 1994 increased 14% over 1993 due to increased prices on wood products, increased housing starts and favorable weather during the fourth quarter which kept sales strong through year-end and offset the impact of severe weather during the first quarter of 1994.

GROSS PROFITS

         Gross profit decreased $13 million to 22.7% of net sales in 1995 compared with 23.7% of net sales in 1994. Wickes estimates that deflation in lumber prices caused $7.6 million of the decrease and that the additional week of sales in 1994 contributed approximately $3.3 million of additional gross profit in 1994.

         Wickes' continued emphasis on sales to professional builders and the resulting increased sales of lower margin wood products also contributed to the change in 1995. Wickes believes that approximately 50% of the decrease in gross profit percentage is the result of the shift in customer mix from 22% consumer and 78% professional in 1994 to 18% consumer and 82% professional in 1995.

         In 1994 gross profit decreased to 23.7% of net sales compared to 24.4% of net sales for 1993. Approximately 66% of the decrease in gross profit percentage for 1994 resulted from the shift in customer mix to emphasize the professional builder.

NET INCOME

         Net income for Wickes decreased to a loss of $15.6 million in 1995 compared with $28.1 million in income for 1994, a change of $43.7 million. The primary components of the decrease include an increase in restructuring and unusual items of $15.8 million, a decrease in gross profit dollars of $13.0 million, an increase in selling, general and administrative ("S, G & A") expenses of $4.1 million, increased losses of Wickes' Russian operations of $3.1 million and an increase in interest expense of $2.7 million. Wickes also recorded a lower tax benefit in 1995 compared with 1994, increased depreciation and amortization expenses. In the fourth quarter of 1994 Wickes recorded a $1.2 million one-time gain on the sale of its private label credit card portfolio.

         The increased restructuring and unusual items charges in 1995 results from Wickes plan to reduce the number of under-performing building centers, the corresponding overhead to support these building centers and to strengthen its capital structure. Wickes anticipates completion of this plan in 1996 and has recorded a $17.8 million charge related to this strategic restructuring plan. In 1994 Wickes incurred restructuring charges of $2 million primarily as a result of its headquarters cost reduction plan.

         Net income increased to $28.1 million in 1994 compared to $8.2 million in 1993. A deferred tax benefit of $14.4 million was recorded due to the reversal of a deferred tax valuation allowance established in a prior year. Other major contributors to the 1994 increase included the increased level of sales, reduced S, G & A expenses as a percentage of sales, reduced trademark amortization and increased other operating income, partially offset by decreased gross profit as a percentage of sales, restructuring and unusual charges and increased interest expense. In 1993 Wickes recorded a one-time extraordinary gain of $1.2 million as a result of its 1993 recapitalization plan.

                            LIFE INSURANCE OPERATIONS

OPERATING RESULTS

         The following table sets forth comparative information with respect to the Company's life insurance operations.

                                               Years ended December31,
                              -----------------------------------------------------------
                                           Increase                  Increase
                               1995       (Decrease)     1994       (Decrease)     1993
                               ----       ----------     ----       ----------     ----
                                         (in thousands, except percentages)
Premiums and annuities        $ 8,298       (56%)       $18,657       (14%)       $21,704
Benefits and losses            15,417       (21%)        19,399       (15%)        22,892
Policy acquisition expenses     3,085       (39%)         5,093       (42%)         8,725
Net investment income         $14,492       (17%)       $17,523       (12%)       $20,735

         The decrease in premiums and annuity considerations in 1995 resulted primarily from the sale of Aztec in December 1994. Decreases in 1994 relate to reductions in traditional premium writings.

         Benefits and losses decreased in 1995 due to the sale of the Aztec business. This decrease was partially offset during 1995 by higher death benefits and reserve increases. Benefits and losses decreased during 1994 as a result of reduced interest crediting rates on the Company's annuities and lower death benefits.

         Policy acquisition expenses were lower in 1995 compared to 1994 due to the reduction in the underlying assets as a result of amounts written off at year-end 1994 and lower commission expenses in 1995 related to the sale of the inforce business of Aztec. Policy acquisition costs were lower in 1994 compared to 1993 due to decreased amortization of deferred acquisition costs as a result of a change in the emergence of gross profits on interest sensitive products.

         The Company estimates the December 1994, sale of the Aztec business generated a decrease in pre-tax profits of the life insurance operations of $2.5 million in 1995 compared to 1994.

                               INVESTMENT RESULTS

         Decreases in investment income for all years presented result from lower average invested assets and lower investment yields (See "Investment Operations").

                      OPERATING COSTS AND INTEREST EXPENSE

         Other operating costs and expenses were $5,221,000, $8,076,000, and $15,174,000 in 1995, 1994 and 1993, respectively. Decreased operating expenses in 1995 are due to reduced lease expenses, data processing expense savings, expense reimbursements from third parties for administrative services and staff reductions. Operating expenses decreased significantly in 1994 through savings realized by staff related and other expense reductions in the life insurance subsidiaries. In 1993, cost reductions resulting from life insurance staff reductions were more than offset by a $3.6 million write-off of the excess of cost over fair value of net assets acquired for certain life operations determined to be unrecoverable.

         Interest expense for 1995, 1994 and 1993 was $3,280,000 $2,883,000, and
$3,245,000, respectively. The increase in interest expense between 1995 and 1994 results principally from the increased indebtedness of AFAC incurred in April 1994 and from higher interest rates. The decreases in interest expense between 1994 and 1993 result from paydowns of debt and lower interest rates.

                              INVESTMENT OPERATIONS

         Investment operations include all invested assets of the life insurance subsidiaries and the Parent Company. Investment income, net of investment expenses, declined 17% from 1994 to 1995 and 15% from 1993 to 1994 as a result of reduced invested assets and lower investment yields as discussed below.

         Annualized investment yields on average invested assets were 5.9% in 1995 compared to 6.2% and 6.7% in 1994 and 1993, respectively. The decrease in yields in 1995 and 1994 is primarily due to: (i) the lower yields on funds reinvested in fixed maturities and mortgages, and (ii) loss on real estate assets. Included in net investment income for 1995, 1994 and 1993 were ($316,000), ($353,000), and $668,000, of net real estate income (expenses)
respectively.

         Net realized investment gains (losses) for 1995, 1994 and 1993 were ($234,000), ($182,000), and $4,147,000 respectively. Net realized investment losses for 1995 include losses of $1.5 million incurred to write down the entire carrying value of securities of The Atlantic Group, Inc. ("Atlantic"). Directors of the Company beneficially own approximately 75% of Atlantic. On December 31, 1993 as a result of adopting SFAS 115, management segregated certain of the life insurance companies investments in fixed maturities into a separate trading portfolio (Fixed maturities actively managed). These investments were held with the objective of generating incremental returns over those of other alternative fixed income investments within the succeeding year. These investments were liquidated in 1994. Principally as a result of rising interest rates during the first half of 1994, losses realized on the trading portfolio were ($883,000), (($583,000) net of taxes) and partially offset the $903,000 ($596,000 net of taxes) of gains recorded on the trading portfolio in 1993. The gains on the trading portfolio for 1993, net of taxes, are recorded in the consolidated statements of operations as a cumulative effect of change in accounting principles. See Note 5 of Notes to Consolidated Financial Statements included elsewhere herein for further discussion of the investment portfolio.

         Mortgage and construction loans on real estate include 162 residential loans aggregating approximately 27% of the dollar value of the Company's mortgage loan portfolio. Of the total residential loans, the Company's mortgage lending operations accounted for five permanent mortgage loans (3% of mortgage portfolio total), which are held for resale to investors under existing agreements, and 34 construction financing loans (13% of mortgage portfolio total). In addition, 48 commercial mortgage loans comprised 73% of the dollar value of the mortgage loan portfolio. As of December 31, 1995 delinquencies were approximately 1% of the mortgage loan portfolio amount.

         The Company has $6,008,000 of its investment in real estate in Florida properties, $11,799,000 in Georgia properties, and $72,000 in other states.

                             DISCONTINUED OPERATIONS

         Discontinued operations include the Company's property and casualty insurance and mortgage servicing operations.

         During 1993, the Company sold or canceled virtually all of its remaining in force property and casualty business. On September 15, 1995, the Company completed the sale of Dependable to Medmarc. The Company realized a gain upon disposal of these operations of $2.7 million, including an additional payment to be received in 1996 of $.2 million for the acquisition of certain tax benefits by MedMarc. Under terms of the sale the Company provided indemnification for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary in regards to time limits and maximum amounts. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         The following table sets forth comparative information concerning the results of the Company's property and casualty operations.

                                     Years ended December31,
                             -----------------------------------
                                 1995        1994        1993
                                 ----        ----        ----
                                       (in thousands)
Gross premiums written       $    (87)    $ (2,536)    $  8,841
Net premiums earned               (99)         645       25,204
Net incurred losses              (170)       4,220       12,840
    % of earned premium           172%         654%          51%
Policy acquisition &
    insurance fees                394          145       10,203
% of earned premium              (398%)         22%          40%
Net loss from discontinued
   operations                $ (1,086)    $ (4,405)    $ (1,988)

         During 1994, Dependable incurred $3.5 million of net losses from unusually adverse loss experience on its discontinued commercial lines of business. Included in net income (loss) for 1994 is $700,000 in gains related to reinsurance transactions.

         Included in net loss from discontinued operations for 1993 is approximately $2.4 million of gains resulting from Dependable's sale of several blocks of business. Also in 1993, Dependable incurred claims, net of reinsurance, of $3.2 million pre-tax as a result of damage from the severe winter storm of March 1993.

         Realized gains on sales of Dependable's investments included in discontinued operations were $31,000, $91,000, and $7,651,000 in 1995, 1994 and
1993, respectively.

         Included in net loss from discontinued operations is a net loss for 1993 of $4,113,000 for mortgage servicing operations. This loss resulted primarily from accelerated amortization of purchase mortgage servicing rights. On January 3, 1994, the Company sold these operations for their approximate book value.

                                  INCOME TAXES

         The Company's effective income tax rate was 10% in 1995, 25% in 1994 and 13% in 1993. The low effective tax rate for 1995 is due to the inability to fully utilize losses realized on the life insurance reorganization for tax purposes. The low effective tax rate for 1994 and 1993 is due to the recognition of deferred tax assets arising from recapture of tax loss carryforwards.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements of the Company are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held in May 20, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held in May 20, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held in May 20, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held in May 20, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM-8-K.

(a)      LIST OF FINANCIAL STATEMENTS AND SCHEDULES FILED AS A PART OF THIS
         REPORT:

(1)      FINANCIAL STATEMENTS:

RIVERSIDE GROUP, INC. AND SUBSIDIARIES:

Report of Independent Accountants                                          F - 1

Consolidated Balance Sheets as of December 31, 1995 and 1994               F - 2

Consolidated Statements of Operations for the years ended December
31, 1995, 1994 and 1993                                                    F - 3

Consolidated Statement of Common Stockholders' Equity for the years
ended December 31, 1995, 1994 and 1993                                     F - 4

Consolidated Statements of Cash Flows for the years ended December
31, 1995, 1994 and 1993                                                    F - 5

Notes to Consolidated Financial Statements                                 F - 6

WICKES LUMBER COMPANY AND SUBSIDIARIES:

Report of Independent Accountants                                         WF - 1

Consolidated Balance Sheets as of December 30, 1995 and December
31, 1994                                                                  WF - 2

Consolidated Statement of Operations for the years ended December
30, 1995, December 31, 1994 and December 25, 1993                         WF - 3

Consolidated Statements of Changes in Stockholders' Equity (deficit)
for the years ended December 30, 1995, December 31, 1994 and
December 25, 1993                                                         WF - 4

Consolidated Statements of Cash Flows for the years ended December
31, 1995, December 25, 1994 and December 26, 1993                         WF - 5

Notes to Consolidated Financial Statements                                WF - 6

 (2)     FINANCIAL STATEMENT SCHEDULES:

RIVERSIDE GROUP, INC. AND SUBSIDIARIES:

Report of Independent Accountants                                          S - 1

Schedule I - Summary of Investments Other Than Investments in Related
             Parties                                                       S - 2

Schedule II - Condensed Financial Information of Registrant                S - 3

Schedule III - Supplementary Insurance Information                         S - 6

Schedule IV - Reinsurance                                                  S - 7

WICKES LUMBER COMPANY AND SUBSIDIARIES:

Schedule II - Valuation and Qualifying Accounts                           WS - 1

(B)      REPORTS ON  FORM 8-K

         On January 23, 1996, the Company filed a current report Form 8-K in regards to the signing of the Wickes Agreement, reporting under Item 5. Other Events.

(C)  EXHIBITS

3.01 Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

3.02 Amended and Restated Bylaws, as amended to date (previously filed as Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994):

10.01 Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.17(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.02 Form of Non-qualified Stock Option Agreement Sequential (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.03 Agreement, dated as of July 23, 1993, among FynSyn Capital Corp., W. Lumber Investment Partnership, Riverside Group, Inc. and
          American Financial Acquisition Corporation (previously filed as
          Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993). Report on Form 10-Q for the period ended June 30, 1994).

10.04 Settlement Agreement, dated as of August 11, 1993, among FynSyn Capital Corp., W. Lumber Investment Partnership, Riverside Group, Inc. and Arthur M. Goldberg (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
          1993).

10.05 Agreement made as of September 20, 1993, among Riverside Group, Inc., American Financial Acquisition Corporation, Wickes Lumber Company and Bankers Trust (Delaware) (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1993).

10.06     Plan of Recapitalization dated April 20, 1994 among the Company,
          Wilson

          Financial Corporation and J. Steven Wilson (previously filed as
          Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994).

10.07 Agreement entered into as of February 28, 1995, between Wilson Financial Corporation and the Company (previously filed as Exhibit
          10.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.08* Agreement entered into as of April 30, 1995, between Wilson Financial Corporation and the Company.

10.09* Agreement entered into as of June 1, 1995, between Wilson Financial Corporation and the Company.

10.10 Stock Purchase Agreement dated January 11, 1996, between Riverside Group, Inc. and Wickes Lumber Company (previously filed as Exhibit
          99.1 to the Company's Current Report on Form 8-K dated January 23, 1996.)

10.11* Merger Agreement dated March 8, 1996 between American Financial Acquisition Corporation and Circle Investors, Inc.

10.12* Employment Agreement between the Company and J. Steven Wilson dated March 26, 1996.

21.01*    Subsidiaries of the Company.

23.01*    Consent of Coopers & Lybrand L.L.P.

27*       Financial Data Schedule

         There have been omitted certain instruments with respect to long-term debt not in excess of 10% of the consolidated total assets of the Company. The Company agrees to furnish copies of any such instruments to the Commission upon request.

- -----------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           RIVERSIDE GROUP, INC.

                                                            /s/ J. Steven Wilson
                                                         -----------------------
                                                                J. Steven Wilson
                                                          Chairman of the Board,
                                                                   President and
                                                         Chief Executive Officer


Dated: March 30, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ J. Steven Wilson               /s/ Edward M. Carey, Sr.
J. Steven Wilson                   Edward M. Carey, Sr.
Principal Executive Officer        Director, March 30, 1996
and Director, March 30, 1996

/s/ Frederick H. Schultz           /s/ Kenneth M. Kirschner
Frederick H. Schultz               Kenneth M. Kirschner
Director, March 30, 1996           Director, March 30, 1996

/s/ C. Herman Terry                /s/ Varina M. Steuert
C. Herman Terry                    Varina M. Steuert
Director, March 30, 1996           Director, March 30, 1996

                                   /s/ Wayne A. Schreck
                                   Wayne A. Schreck
                                   Executive Vice President
                                   (Principal Accounting and Financial Officer),
                                    March 30, 1996


March 30, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders,
Riverside Group, Inc.:

We have audited the accompanying consolidated balance sheets of Riverside Group, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 14 of the Notes to Consolidated Financial Statements, the Company has entered into a definitive agreement to combine its life insurance operations with those of Circle Investors, Inc. and has estimated and recorded a loss on the reorganization of its life insurance operations of $10,972,000 at December 31, 1995 based on the estimated consideration to be received from Circle Investors, Inc.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverside Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and in 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

                                               Coopers & Lybrand L.L.P.

Phoenix, Arizona
March 27, 1996

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                 (in thousands)




                                    ASSETS
                                                                                   1995              1994
                                                                                ---------         ---------
Investments:
  Fixed maturities available for sale - at market                               $ 147,152         $ 157,579
   (amortized cost $141,755 in 1995 and $167,809 in 1994)
  Equity securities available for sale - at market                                    838               951
   (cost $968 in 1995 and $1,080 in 1994)
  Mortgage and construction loans                                                  26,903            27,153
  Investment real estate                                                           17,879            31,284
  Policy loans                                                                     19,827            19,742
  Short-term and other investments, (at cost which approximates market)            20,842            22,262
                                                                                ---------         ---------
     Total investments                                                            233,441           258,971
Cash                                                                                  258               189
Investment in Wickes Lumber Company, at equity                                     11,210            14,763
Securities of related parties                                                        --               1,500
Accrued investment income                                                           2,488             3,450
Reinsurance receivables                                                            28,500            29,434
Deferred income taxes                                                                 825              --
Value of acquired insurance in force                                               18,415            22,381
Deferred policy acquisition costs                                                   2,027             2,453
Excess of cost over fair value of net assets acquired                                --              11,586
Other assets                                                                        3,561             3,135
Separate account assets                                                              --               8,848
                                                                                ---------         ---------
                                                                                $ 300,725         $ 356,710
                                                                                =========         =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Future life insurance benefits                                                  $ 140,295         $ 147,701
Policyholder contract deposits and other funds                                     97,171           111,465
Unpaid claims                                                                         966             1,227
Accrued expenses and other liabilities                                              5,022             8,799
Deferred income taxes                                                                --               1,029
Notes payable                                                                      19,600            20,093
Mortgage debt                                                                       2,312            15,930
Subordinated debt                                                                   9,303             9,175
Separate account liabilities                                                         --               8,848
Net liabilities of discontinued operations                                           --               3,340

Commitments and contingencies (Notes 5, 9, 13 and 14)

Common stockholders' equity:
  Common stock, $.10 par value; 20,000,000 shares authorized;
     issued and outstanding, 5,311,123 in 1995 and 5,465,781 in 1994                  531               547
  Additional paid-in capital                                                       17,209            18,175
  Retained earnings                                                                 3,923            20,123
  Unrealized investment appreciation (depreciation), net of taxes and deferred
     policy acquisition costs of $884 in 1995 and ($894) in 1994                    4,393            (9,742)
                                                                                ---------         ---------
    Total common stockholders' equity                                              26,056            29,103
                                                                                ---------         ---------
                                                                                $ 300,725         $ 356,710
                                                                                =========         =========

See accompanying Notes to Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amount)





                                                                              Years Ended December 31,
                                                                   -----------------------------------------
                                                                        1995          1994          1993
                                                                   -------------  -----------    -----------
Premiums and annuity considerations                                $     8,298    $    18,657    $    21,704
Net investment income                                                   14,492         17,523         20,735
Net realized investment gains (losses)                                    (234)          (182)         4,147
Equity in earnings (losses) of Wickes Lumber Company                    (5,849)         8,274          1,525
Other income                                                             1,513          1,512          5,989
                                                                   -----------    -----------    -----------

  Total revenues                                                        18,220         45,784         54,100

Policyholder benefits                                                   15,417         19,399         22,892
Commissions and insurance service fees                                   3,085          5,093          8,725
Other operating costs and expenses                                       5,221          8,076         15,174
Interest expense                                                         3,280          2,883          3,245
                                                                   -----------    -----------    -----------

  Total expenses                                                        27,003         35,451         50,036

Loss realized on reorganization of life insurance
   subsidiaries                                                        (10,972)          --             --

Income (loss) from continuing operations before income taxes and
   cumulative effect of change in accounting principle                 (19,755)        10,333          4,064

Income tax expense (benefit)                                            (1,910)         1,483             21

                                                                   -----------    -----------    -----------
Income (loss) from continuing operations before cumulative
   effect of change in accounting principle                            (17,845)         8,850          4,043

Loss from operations of discontinued property and casualty
   insurance and mortgage servicing companies, net of
   income taxes of $0, $0 and $70, respectively                         (1,086)        (4,405)        (1,988)

Gain on disposal of discontinued property and
   casualty insurance company, net of income taxes of $0                 2,731           --             --
                                                                   -----------    -----------    -----------

Income (loss) before cumulative effect of change
   in accounting principle                                             (16,200)         4,445          2,055

Cumulative effective of change in accounting principle
   net of income taxes of $307 in 1993                                    --             --              596

                                                                   -----------    -----------    -----------

  Net income (loss)                                                $   (16,200)   $     4,445    $     2,651
                                                                   ===========    ===========    ===========

Earnings (loss) per share, after deducting preferred
  stock dividends and accretion:
  Income from continuing operations                                $     (3.38)   $      1.61    $      0.50
  Loss from discontinued operations                                      (0.21)         (0.82)         (0.37)
  Gain on disposal of discontinued operations                             0.52           0.00           0.00
  Cumulative effect of change in accounting principles                    0.00           0.00           0.11
                                                                   -----------    -----------    -----------
  Net earnings (loss) per share                                    $     (3.07)   $      0.79    $      0.24
                                                                   ===========    ===========    ===========

Weighted average number of common shares
  used in computing earnings per share                               5,284,280      5,350,672      5,332,430




See accompanying Notes to Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                            Unrealized           Total
                                                                Additional                  Investment           Common
                                                   Common        Paid-In       Retained    Appreciation      Stockholders'
                                                   Stock         Capital       Earnings   (Depreciation)         Equity
                                                 ---------      ---------      --------   --------------     -------------
Balance, December 31, 1992                       $    559       $ 18,850      $  14,639      $   1,823       $ 35,871
Net income                                                                        2,651                         2,651
Change in unrealized investment appreciation
  (depreciation) of equity securities and fixed
   maturities available for sale                                                                 2,753          2,753
Preferred dividends and accretion of value
  of redeemable Series C preferred stock                                        (1,378)                        (1,378)
Purchase and retirement of 300,000
  shares of common stock, at cost                     (30)        (1,470)                                      (1,500)
                                                 --------       --------      --------       --------        --------

Balance, December 31, 1993                            529         17,380        15,912          4,576          38,397
Net income                                                                       4,445                          4,445
Change in unrealized investment appreciation
  (depreciation) of equity securities and fixed
   maturities available for sale                                                              (14,318)        (14,318)
Issuance of 225,851 shares of common stock             23          1,875                                        1,898
Preferred dividends and accretion of value
  of redeemable Series C preferred stock                                          (234)                          (234)
Redemption of Series C preferred stock                             (330)                                         (330)
Purchase and retirement of 55,000
  shares of common stock, at cost                      (5)         (352)                                         (357)
Excess of market value over cost on
  7,028 ESOP shares released                                         45                                            45
Cost of 98,579 unearned shares held by ESOP
   pledged under loans from the Company                            (443)                                         (443)
                                                 --------       --------      --------       --------        --------

Balance, December 31, 1994                            547         18,175        20,123         (9,742)         29,103
Net loss                                                                       (16,200)                       (16,200)
Purchase and Retirement of 201,458 shares
   of common stock, at cost                           (20)        (1,148)                                      (1,168)
Issuance of 46,800 shares of common stock               4            152                                          156
Cost of ESOP shares released                                          30                                           30
Change in unrealized investment appreciation
  of fixed maturities and equity securities                                                    14,135          14,135
                                                 --------       --------      --------       --------        --------
Balance, December 31, 1995                       $    531       $ 17,209      $  3,923       $  4,393        $ 26,056
                                                 ========       ========      ========       ========        ========




See accompanying Notes to Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                    Years ended December 31,
                                                                           --------------------------------------
OPERATING ACTIVITIES                                                          1995           1994           1993
                                                                           ----------     ---------      ---------
  Net income (loss)                                                        $ (16,200)     $   4,445      $   2,651
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Intangible assets written off for life insurance reorganization         10,790             --             --
      Gain on disposal of discontinued property and casualty
          insurance company                                                   (2,731)            --             --
      Amortization of value of acquired insurance in force                     2,242            862          8,295
      Net change in deferred policy acquisition costs                            372            702          8,190
      Provision for deferred income taxes                                     (1,910)         1,478            140
      Net realized (gains) losses on investments                                (234)            91        (12,703)
      Depreciation and amortization                                            1,348          1,474         13,143
      Interest on policyholders' funds                                         9,178         10,262         12,070
      Cumulative effect of changes in accounting principle                      --             --             (903)
      Equity in (earnings) losses of unconsolidated subsidiaries               5,849         (8,274)        (1,703)
      Minority interest and other non-cash adjustments                          --              237         (2,467)
      Change in other assets and liabilities:
        Premiums receivable                                                       13            102        (29,476)
        Accrued investment income                                                962            270          1,365
        Reserve for policyholder benefits                                       (827)       (11,182)        (9,301)
        Net assets of discontinued operations and other assets                (2,109)         3,614          2,236
        Other liabilities and current income taxes                            (4,078)          (675)        (4,040)
                                                                           ---------      ---------      ---------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        2,665          3,406        (12,503)

INVESTING ACTIVITIES
  Purchase of investments:
    Fixed maturities available for sale                                      (63,425)       (88,132)      (150,733)
    Equity securities                                                            (39)           (33)        (4,924)
    Investment real estate                                                      (969)          (347)          (641)
    Mortgage, construction and policy loans                                   (7,104)        (4,169)        (2,433)
    Short-term investments                                                  (368,933)      (396,265)      (208,292)
    Securities of Wickes Lumber Company                                       (2,296)            --         (4,978)
 Sale, maturity, and principal reduction of investments:
    Fixed maturities available for sale                                       90,411         80,889        177,602
    Fixed maturities actively managed                                             --         22,369             --
    Equity securities                                                          1,922          2,820         14,104
    Mortgage, construction and policy loans                                    7,672          3,661          9,702
    Investment real estate                                                    14,386          4,809          9,771
    Short-term investments                                                   370,280        386,558        203,982
    Proceeds from disposition of life policies                                    --          8,203             --
                                                                           ---------      ---------      ---------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                 41,905         20,363         43,160

FINANCING ACTIVITIES
  Repayment of debt                                                          (16,811)       (21,652)       (10,639)
  Increase in borrowings                                                       2,700         20,000          5,843
  Preferred stock redemption and dividends                                      --           (1,283)          --
  Issuance of common stock                                                       156            100           --
  Purchase and retirement of treasury shares                                  (1,168)          (357)        (1,500)
  Deposits of policyholders' funds                                               586          8,123          7,942
  Withdrawal of policyholders' funds                                         (29,964)       (28,976)       (32,605)
                                                                           ---------      ---------      ---------
    NET CASH USED IN FINANCING ACTIVITIES                                    (44,501)       (24,045)       (30,959)
                                                                           ---------      ---------      ---------
        INCREASE (DECREASE) IN CASH                                               69           (276)          (302)
Cash at beginning of year                                                        189            465            767
                                                                           ---------      ---------      ---------
CASH AT END OF YEAR                                                        $     258      $     189      $     465
                                                                           =========      =========      =========

See accompanying Notes to Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1995, 1994 and 1993

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which requires the use of assumptions and estimates in reporting certain assets and liabilities and related disclosures, and actual results may differ from those estimates. These financial statements include the accounts of Riverside Group, Inc. (the "Parent" or "Riverside"), Wickes Financial Services Center, Inc. and the parent's two principal insurance holding company subsidiaries, American Financial Acquisition Corporation ("AFAC") (99% ownership) and Dependable Insurance Group, Inc. ("Dependable Group") (wholly-owned) and their subsidiaries (collectively "the Company").

         AFAC's principal subsidiaries (all of which are, or were for the periods during which they are included, wholly-owned) are: (i) four stock life insurance companies: American Founders Life Insurance Company ("American Founders"); Aztec Life Assurance Company ("Aztec"); Laurel Life Insurance Company ("Laurel Life"); and National American Life Insurance Company of Texas ("NALICO of Texas"), through December 1995, when it was sold, and (ii) BMCO Holding Corp. ("BMCO"), a holding company which, until January 3, 1994, owned Riverside Mortgage Company, Ltd. ("Riverside Mortgage"), a limited partnership engaged in mortgage servicing operations.

         Dependable Group's subsidiaries (all of which are, or were during the periods for which they are included, wholly-owned) are: (i) a stock property and casualty insurance company, Dependable Insurance Company, Inc. ("Dependable"), through September 1995 when it was sold, and (ii) an insurance agency, Richmond
I. Barge & Associates, Inc. ("Barge").

         The consolidated financial statements also include the Company's investment in Wickes Lumber Company ("Wickes") accounted for on the equity method, beginning in October 1993. Effective in August 1995, the Company's ownership interest in Wickes increased from 30% to 36%. See Note 2, Equity Investment in Wickes Lumber Company.

         Additionally, the Company's consolidated financial statements include the accounts of three 74%-owned real estate entities, which own and operate office buildings which are partially occupied by the Company, through May 1995, when these investments were sold.

         All significant intercompany accounts and transactions have been eliminated.

DIVESTITURE OF PROPERTY AND CASUALTY AND MORTGAGE SERVICING OPERATIONS

         The Company has included the operations of Dependable, Barge and Riverside Mortgage as discontinued operations for all periods presented in the consolidated statements of operations. For 1994 all assets and liabilities of discontinued operations are presented as net liabilities of discontinued operations in the consolidated balance sheets.

Reorganization of Life Insurance Operations

        In November 1995, the Company announced its intention to reorganize its life insurance operations (the "Life Insurance Reorganization")and subsequent to December 31, 1995, the Company entered into a definitive agreement to combine its life insurance operations with those of Circle Investors, Inc. ("Circle"). See Note 14, "Subsequent Events." Because of the Company's continued interest in the life operations as a result of the proposed retention of its equity investment in Circle, the life operations are not reflected as discontinued operations in the accompanying consolidated financial statements. The Company has estimated and recorded a loss on the reorganization of its life insurance operations at December 31, 1995 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The pre-tax loss of $10,972,000 was calculated by comparing the adjusted carrying value of the life operations to the estimated fair value of consideration to be received by the Company. The loss may be adjusted for future reporting periods based on results of additional analysis of the value of the Circle securities. The resulting loss at December 31, 1995 is reflected in the accompanying consolidated balance sheets as a reduction of excess of cost over fair value of net assets acquired.

Basis of Financial Statement Presentation

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such accounting principles differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.

Investments

A.       Fixed Maturities

         As of December 31, 1993, the Company adopted SFAS 115 Accounting for Certain Investments in Debt and Equity Securities. The impact of the adoption of SFAS 115 was reported in the consolidated statements of operations for 1993 as a cumulative effect of change in accounting principle. See Note 4, "Fair Value of Financial Instruments", for further information on the fair market value of these investments.

         Fixed maturities available for sale are securities held for indefinite periods of time and may be used as a part of the Company's asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs or similar economic factors. These securities are carried at market value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and deferred policy acquisition costs, reflected in common stockholders' equity.

         Fixed maturities actively managed assets acquired in 1993 and sold in 1994 were purchased with the objective of generating incremental returns over those of alternative fixed income investments on a short term basis. These securities are carried at market value with changes in their market value reflected, net of deferred income taxes, in the consolidated statements of operations. During 1994, the Company liquidated its position in these securities. As of December 31, 1995, the Company did not maintain a fixed maturities actively managed portfolio.

B.       Equity Securities

         Equity securities available for sale include common stocks and nonredeemable preferred stocks and are carried at market values. Changes in the market value of these securities, net of deferred income taxes and deferred policy acquisition costs, are reflected as unrealized appreciation or depreciation in common stockholders' equity.

C.       Mortgage, Construction and Policy Loans

         Mortgage and construction loans are carried at the lower of amortized cost or fair value. Policy loans are carried at unpaid principal plus accrued interest.

D.       Short-Term Investments

         Short-term and other investments are carried at cost which approximates market.

E.       Investment Real Estate

         Investments in real estate are carried at the lower of cost or appraised value. Foreclosed property is valued at the lower of carrying amount or fair market value.

F.       Partially-Owned Companies

         Investments in certain partially-owned companies are recorded using the equity method if the Company has significant influence over the investee's operations and the Company's ownership percentage is 50% or less. Upon completion of the proposed merger agreement with Circle, see Note 14, "Subsequent Events", the Company will use the equity method for reporting its investment in Circle stock.

G.       Investment Gains (Losses)

         When impairment of value of an investment is considered other than temporary, the decrease in value is reflected in the consolidated statements of operations as a realized investment loss and a new cost basis is established. Realized investment gains and losses are reported in the consolidated statements of operations using the specific identification method.

Premiums

         Life premiums on traditional life products are reported as earned when due. Revenues on the Company's interest sensitive products, including annuities, consist of expense, mortality and surrender charges assessed against the policyholder. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the premium paying period. This association is accomplished by means of a provision for future policy benefit reserves and the amortization of deferred policy acquisition costs. For interest sensitive products, income is recognized over the term of the contract in proportion to the risks and functions under the contract.

Value of Acquired Insurance In Force

         This asset represents a valuation of future profits of the acquired insurance business in force as of the date of the acquisition of the Company's insurance subsidiaries. The value of acquired traditional insurance in force is being amortized over the premium paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. The value of acquired insurance in force for interest sensitive products is amortized as a level percent of the present value of anticipated gross profits from investment yields, including SFAS 115 adjustments, mortality and surrender charges. A reconciliation of the balances for the years ended December 31, 1995, 1994, and 1993 follows (in thousands):

                                          1995          1994             1993
                                          ----          ----             ----
Beginning balance .................     $ 22,381      $ 29,596         $ 37,891
SFAS 115 adjustment (1) ...........       (1,724)        1,687             (727)
Gross amortization ................       (3,362)      (10,300)(2)       (9,383)
Interest credited at (5.4%) .......        1,120         1,398            1,815
                                        --------      --------         --------

Ending balance ....................     $ 18,415      $ 22,381         $ 29,596
                                        ========      ========         ========


(1) The SFAS 115 adjustment is to reflect the effects that would have been recognized had the unrealized gains or losses of securities available for sale actually been realized.

(2) Includes $6.5 million related to the sale of all Aztec's in force business to another insurer.

         The estimated percentages of the December 31, 1995 balance to be amortized during each of the next five years are: 1996, 10.3%; 1997, 9.5%; 1998, 8.5%; 1999, 7.4%; and 2000, 6.9%.

Deferred Policy Acquisition Costs

         Costs which vary with and are primarily related to the acquisition of new insurance business have been deferred to the extent such costs are recoverable through future revenues. These costs include commissions and sales costs, certain costs of policy issuance and underwriting, and premium taxes.

         Traditional life deferred policy acquisition costs are amortized over the premium paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. Costs deferred on interest sensitive products are amortized as a level percent of the present value of anticipated gross profits from investment yields, including SFAS 115 adjustments, mortality and surrender charges. As a result of the adoption of SFAS 115, deferred policy acquisition costs decreased $54,000 in 1995 and increased $772,000 in 1994. Investment income is considered in the recoverability analysis of deferred policy acquisition costs. Amounts amortized during 1995, 1994 and 1993, are $372,000, $6,566,000 and $6,706,000,
respectively. The change in deferred acquisition costs for 1994 includes a reduction of $5,830,000 related to the sale of all Aztec's in force business to another insurer.

Excess Of Cost Over Fair Value of Net Assets Acquired

         The excess of cost over fair value of net assets acquired, including the value of agency contracts, licenses and other intangible items of insurance business acquired, as well as certain other items, is amortized generally over twenty-five years using the straight-line method. Excess of cost over fair value of net assets acquired of $338,000 were written-off as part of the sale of NALICO of Texas during 1995. As a part of the proposed reorganization of the Company's life insurance operations see Note 14, "Subsequent Events" the December 31, 1995 balance of excess of cost over fair value of net assets acquired was reduced to zero through a charge of $10,790,000 to loss on reorganization of life subsidiaries in the consolidated statements of operations. Amortization of these assets in 1995 was $458,000 exclusive of this charge. Total accumulated amortization was $8,704,000 at December 31, 1994.

Future Life Insurance Benefits and Policyholder Contract Deposits

         The liability for future life insurance benefits on all traditional life business has been computed by the net level premium method based on estimated mortality, morbidity, withdrawal experience and future investment yields from 3% to 8.3%. For interest sensitive products, the liability for future benefits is based on the accumulated fund balances. Interest rate assumptions for traditional life business range from 7.8% to 9.0%. Mortality is based on multiples of the 1965-70 Select and Ultimate Table modified to reflect underwriting practices and recent industry mortality experience as it relates to the 1965-70 Table. Withdrawals are based on the Company's experience.

Depreciation

         Property and equipment, included in other assets, is depreciated over three to ten years using the straight-line method. Investment real estate is depreciated over nineteen to fifty years using the straight-line method. Depreciation expense was $455,000, $920,000, and $1,130,000, for 1995, 1994 and
1993, respectively, and accumulated depreciation as of December 31, 1995 and 1994 was $1,912,000 and $4,120,000, respectively. Assets with accumulated depreciation of $2.3 million at year end 1994 were fully disposed of during 1995.

Earnings Per Share

         Earnings per share are based upon the weighted average number of shares of common stock outstanding (5,284,280 shares in 1995, 5,350,672 shares in 1994 and 5,332,430 shares in 1993), and are computed after deducting preferred dividends and preferred stock accretion of $0, $234,000, and $1,378,000 in 1995, 1994 and 1993, respectively. Dilution relating to stock options and warrants outstanding was not material.

Separate Account

         The separate account assets and liabilities are associated with special contracts, wherein the investment risk lies solely with the holder of the contract rather than the Company. Investment income for these contracts is excluded from the Company's operations. The separate account has been terminated at the request of the policyholder. Payments under the policy were paid out of the separate account assets.

Financial Statement Presentation and Reclassification

         Certain amounts for 1994 and 1993 have been reclassified to conform with the 1995 presentation.

Statement of Cash Flows Supplementary Disclosure

         Cash includes only bank demand deposits.

         The Company paid $4,046,000, $4,020,000 and $4,528,000 of interest
(including interest paid by the consolidated real estate partnerships) in 1995, 1994 and 1993, respectively. No income tax payments were made in 1995, 1994 and 1993. See Note 11, "Redeemable Preferred Stock and Stockholders' Equity", for a discussion of the Series C preferred stock and plan of recapitalization. Net cash used in discontinued operating activities totaled approximately $4.2 million, $6.6 million and $32 million in 1995, 1994 and 1993, respectively.

         The Company did not pay any dividends on its common stock during 1995, 1994 or 1993.

Recently Issued Accounting Pronouncements

         During the year ended December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". In accordance with SFAS No. 121, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's evaluation for such assets to be held is based on the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of future cash flows is less than the carrying value of the asset, the Company would recognize an impairment loss. For assets to be disposed of, the Company reports the asset at the lower of the asset's carrying value or fair value less costs to sell. As a result of the Company's decision to reorganize its life insurance operations, a loss of $10,972,000 related to the assets of the life insurance operations was recorded at December 31, 1995. Prior to the change in circumstances and in prior years, the Company periodically evaluated its historical and future financial results in evaluating the recoverability of its intangible assets.

         As of December 31, 1995, the Company has not adopted SFAS No. 123 "Accounting for Stock-Based Compensation" and has not determined the effects, if any, on the consolidated financial statements. However, the Company intends to adopt the disclosure provisions of SFAS No. 123. The disclosure requirements, which are effective for fiscal years beginning after December 15, 1995, require companies to provide proforma disclosures of net income and earnings per share as if they had adopted the fair value accounting method for options granted in 1995 and 1996.

Concentrations and Uncertainties

         In 1995, 1994, and 1993 approximately the following percentages of the Company's direct premiums were written in the following states:

                                 1995         1994          1993
                                 ----         ----          ----
                   California    33%          56%           54%
                   Texas         46%          25%           24%

No other state accounted for in excess of 5%.

         The life insurance business is highly competitive. Many of the insurers competing with the Company are substantially larger, have a greater number of agents and have considerably greater financial resources than the Company. The proposed life insurance reorganization (see Note 14, "Subsequent Events") will not immediately enhance the competitive position of the Company's life insurance operations, since neither the Company nor Circle has active distribution systems for life insurance products.

         The Company's life insurance subsidiaries are subject to regulation and supervision by the states in which they transact business. The state of domicile exercises principal regulatory supervision of insurance companies. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of stockholders. The states have established regulatory agencies with broad administrative powers to regulate, among other things: licenses to transact business; policy forms; trade practices; premium and commission rates; agency agreements; deposit of securities for the benefit of policyholders; form and content of statutory financial statements; accounting practices; maintenance of reserves and capital for the protection of policyholders; dividends; examinations of insurers' affairs; and investments. The relationships among the Parent Company and its insurance subsidiaries is also subject to regulations under state insurance holding company laws. Under these laws, inter-company asset transfers, investments and other transactions, as well as dividends from insurance companies, may be subject to prior notice to, or approval by, the state insurance regulatory authority, depending upon the size of such transaction or dividend.

(2)      EQUITY INVESTMENT IN WICKES LUMBER COMPANY

         All Wickes common share data reflect a 21.73-for-1 stock split effected on October 22, 1993.

         In January 1996, the Company entered into a definitive agreement with Wickes to purchase two million newly issued shares of common stock at an aggregate purchase price of $10 million. Closing of the definitive agreement is subject to, among other things, completion of the proposed Life Insurance Reorganization, see Note 14, "Subsequent Events." Acquisition of these shares would increase the Company's ownership in Wickes common stock to 52% of total common shares and 55% of voting common shares. The Company is presently evaluating if its controlling interest in Wickes will be temporary. If the controlling interest is temporary, the Company will continue to use the equity method for its investment in Wickes in lieu of consolidating the financial statements of Wickes with those of the Company.

         When the Company acquired AFAC in 1990, AFAC's subsidiary American Founders owned 10% of the common stock (217,300 shares) and 61% of the cumulative redeemable preferred stock of Wickes. On August 11, 1993, the Company purchased 10.33 additional shares of cumulative redeemable preferred stock with an aggregate liquidation preference of approximately $1.4 million, 260,760 shares of common stock of Wickes, and a two-year option to acquire an additional 374,516 Wickes common shares. The purchase price was $3.2 million in cash and a $1.1 million promissory note. The option was exercised in

August of 1995 for an aggregate exercise price of $2.3 million, and at the same time the promissory note was paid in full. For a discussion of the litigation seeking, among other things, rescission of this transaction, see Note 13, "Commitments and Contingencies." As a result of a previously existing right of first refusal held by another Wickes stockholder, in early October 1993 the Company sold 16,645 of these shares for an aggregate of $147,310 in cash.

         In separate transactions on August 11 and 12, 1993, the Company purchased from certain of Wickes' former executive officers 456,330 shares of Wickes' outstanding common stock, as well as certain retirement obligations payable to them by Wickes, for an aggregate $1.4 million in cash. This purchase resolved a dispute concerning the Company's right to purchase approximately 18% of Wickes' common stock from these persons for nominal consideration. In September 1993, the Company sold a 25% interest in these retirement obligations to another stockholder for $365,000 in cash. On October 22, 1993, Wickes acquired the Company's remaining 75% interest in these retirement obligations for $1,275,000 in cash.

         Wickes' public stock and senior subordinated debt offerings were completed on October 22, 1993. Pursuant to Wickes' recapitalization plan also completed on that date, (i) the Company received 838,109 shares of Wickes' common stock in exchange for its shares of Wickes' preferred stock, (ii) 76,055 shares of Wickes' common stock held by the Company were canceled, and (iii) the Company received 162,975 shares of Wickes' common stock in respect of certain warrants that the Company had the right to acquire for nominal consideration from certain of Wickes' management. In August 1995, the Company exercised its option to acquire an additional 374,516 common shares. After these transactions, the Company owns 2,217,102 shares, or approximately 36%, of Wickes' outstanding common stock. As of December 31, 1995 the Company's retained earnings includes $4.0 million of undistributed earnings of Wickes.

         Summary audited financial information of Wickes for years 1995, 1994 and 1993 follows (in thousands):

                                              Years Ended December 30, 1995, December 31,
                                              -------------------------------------------
                                                       1994 and December 25, 1993
                                                       --------------------------
Operating Statement Data:                       1995            1994           1993
                                                ----            ----           ----
  Net sales                                  $ 972,612       $ 986,872      $ 846,842
  Gross profit                                 220,812         233,831        206,558
  Income (loss) before extraordinary gains     (15,599)(1)      28,054(2)       6,942
  Net income (loss)                          $ (15,599)(1)   $  28,054(2)   $   8,183
Balance Sheet Data:
  Current assets                             $ 219,475       $ 239,694
  Total assets                                 302,515         319,573
  Current liabilities                           79,853          76,183
  Long-term debt                               205,221         211,139
  Other long-term liabilities                    2,312           2,105
  Common stockholders' equity                $  15,129       $  30,146

(1) Includes restructuring charges of $10.7 million, net of income tax benefits of $7.1 million. Income tax benefits include $2.1 million related to the reverse of a deferred income tax valuation allowance established in a prior year.

(2) Includes income of $14.4 million related to reversal of deferred income tax valuation allowance established in a prior year.

         Wickes' revolving credit facility and trust indenture related to their subordinated notes contain certain covenants and restrictions. Among other things, the revolving credit facility prohibits non-stock dividends, debt prepayments and other "restricted payments" by Wickes, and the trust indenture restricts non-stock dividends and other restricted payments by Wickes to 50% of "cumulative consolidated net income," or if cumulative consolidated net income, shall be a loss, minus 100% of such loss, of Wickes' earnings subsequent to October 22, 1993, plus the proceeds of the sale of certain equity securities after such date.

(3)      DIVESTITURE OF PROPERTY AND CASUALTY AND MORTGAGE SERVICING OPERATIONS

         During 1993, in accordance with a plan to discontinue its property and casualty insurance operations the Company sold or canceled virtually all of its remaining in force property and casualty business. On September 15, 1995, the Company completed the sale of Dependable to MedMarc Insurance Company ("MedMarc"). The Company realized a gain from disposal of Dependable of $2.7 million and a loss from operations prior to closing of $1.1 million during 1995.

         Dependable and Barge are accounted for as discontinued operations and, accordingly, their operating results are reported in this manner for all periods presented. The loss from discontinued operations includes total property and casualty revenues of $932,000, $3,684,000 and $36,230,000 respectively, for 1995, 1994 and 1993. Included in loss from discontinued operations for 1993 are approximately $2,400,000 of gains resulting from Dependable's sale of several blocks of business. Also included are Dependable's realized gains of $31,000, $91,000 and $7,651,000 from sales of investments for 1995, 1994 and 1993, respectively.

         During 1994, Dependable incurred net claims of $4.2 million (pre-tax), net of reinsurance, primarily due to adverse loss experience on commercial lines runoff. In 1993 Dependable incurred claims, net of reinsurance, of $3.2 million (pre-tax) as a result of damage from the severe winter storm of March.

         During the fourth quarter of 1993, the Company decided to discontinue its mortgage servicing operations. As a result, Riverside Mortgage is accounted for as a discontinued operation and, accordingly, its operating results are reported in this manner for all periods presented. Included in loss from discontinued operations are Riverside Mortgage's total revenues of $2,401,000, and net loss of $4,113,000 for 1993. The 1993 net loss resulted primarily from accelerated amortization of purchased mortgage servicing rights. On January 3, 1994, the Company sold Riverside Mortgage for its approximate book value.

(4)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash, short-term and other investments - The carrying amount is a reasonable estimate of fair value.

         Fixed maturities - The fair value of fixed maturities is determined by utilizing recognized fixed income pricing services and supplemented with bid side market evaluations obtained from various NASD member firms which make markets in the specified securities.

         Equity securities - The fair value of equity securities is generally determined by quoted market price.

         Investment in Wickes Lumber Company - The fair value of Wickes is determined by the NASDAQ National Market System quoted market price.

         Mortgage and construction loans - The fair value of mortgage and construction loans is calculated by discounting scheduled cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit and interest rate risk.

         Policy loans - As the maturities of policy loans are indeterminable, it is not practicable to estimate the fair value of the Company's policy loans.

         Policyholder contract deposits - The fair value is approximated as the amount due to the annuity holder if the annuity contract was surrendered at the end of the year.

         Notes payable and mortgage debt - The carrying amount is a reasonable estimate of fair value, as the stated rates of interest represent current market rates.

         Subordinated debt - The estimate fair value is determined by discounting scheduled cash flows at a rate equal to those of similar instruments which have quoted market prices.

         The estimated fair values of the Company's financial instruments are summarized as follows (in thousands):

                                                            December 31, 1995
                                                         ----------------------
                                                         Carrying     Estimated
                                                          Amount      Fair Value
                                                         --------     ----------
Financial assets:
Fixed maturities                                         $147,152       $147,152
Equity securities                                             838            838
Mortgage and construction loans                            26,903         26,565
Policy loans                                               19,827         19,827
Cash, short-term and other investments                     20,842         20,842
Investments in Wickes                                      11,210         11,086
Financial liabilities:
Policyholder contract deposits                             97,171         92,479
Notes payable and mortgage debt                            21,912         21,912
Subordinated debt                                        $  9,303       $  8,205


(5)      INVESTMENTS

         At December 31, 1993, the Company's life insurance subsidiaries had a separate trading portfolio (fixed maturities actively managed) which was included in the Company's investment portfolio at market value. As a result of adopting SFAS 115, $903,000 ($596,000 net of tax) of unrealized gains on the Company's fixed maturities actively managed were reported in results of operations as a cumulative effect of a change in accounting principle, net of tax for 1993. These investments were liquidated in 1994. Realized losses on the securities actively managed included in the consolidated statements of operations for 1994 totaled $883,000 ($583,000 net of tax benefit) which partially offset the previously discussed gains recorded in 1993. All other investments in fixed maturities are classified as available for sale and as such are carried at market value with unrealized appreciation (depreciation) reflected directly in common stockholders' equity, net of applicable deferred income taxes and net of the adjustment to deferred acquisition cost that would have been recognized had the unrealized holding gains (losses) been realized.

         The Company's investment portfolio includes positions in securities which have a market value in excess of $2.6 million, which is 10% of common stockholder's equity, as follows:

                                                                  Market
                                                                   Value
                                                              --------------
                                                              (in thousands)

Standard Credit Card Trust 1994-2A, 7.25%, due 4/06            $   3,228
American Express Credit , due 1/96                                 2,999
West Pennsylvania Power , due 1/96                                 2,998
Prudential Funding, due 1/96                                       2,998
Ford Motor Credit, due 1/96                                        2,997
Prudential Home Mortgage Securities CMO, due 4/24                  2,863
Walt Disney Company, due 3/00                                      2,675


A.       Net Investment Income

         The major categories of investment income are summarized as follows (in thousands):

                                       1995         1994          1993
                                       ----         ----          ----
Fixed maturities                    $  12,055    $  14,697     $  16,236
Equity securities                          56           43             5
Mortgage and construction loans         2,941        2,580         3,198
Investment real estate                   (316)        (353)          668
Policy loans                            1,141        1,227         1,274
Short-term and other investments          639          574           886
Related party investments                  42          130           130
                                    ---------    ---------     ---------
     Total investment income           16,558       18,898        22,397
                                    ---------    ---------     ---------
Investment expenses                    (2,066)      (1,375)       (1,662)
                                    ----------   ---------     ---------
     Net investment income          $  14,492    $  17,523     $  20,735
                                    =========    =========     =========



         The Company derived no revenue during 1995 from $17,711,000 of investments in real estate.

B.       Realized Investment Gains and Losses

         Net realized investment gains (losses) are summarized below (in thousands):



Realized gains (losses):                   1995         1994          1993
                                          -----         ----          ----
Fixed maturities
    Available for sale               $    752      $     (345)     $    1,664
    Actively managed                        -            (883)            903
Equity securities
    Available for sale                    271           1,173             887
Investment real estate                    392(1)          (82)            745
Other                                    (149)            (45)            (52)
Related party investments              (1,500)(2)           -               -
                                     --------      ----------      ----------
    Net realized gains (losses)      $   (234)     $     (182)     $    4,147
                                     ========      ==========      ==========



- ------------------------

(1) Included in realized gains for 1995 is approximately $321,000 from the sale of the Company's real estate limited partnership holdings which are consolidated for financial statement purposes.

(2) Reflects establishment of a reserve for future losses equal to the aggregate carrying value of these securities. (see Note 12, "Related Party Transactions").

C.       Fixed Maturities

         The amortized cost and market values of investments in fixed maturities and equity securities at December 31, 1995 and 1994 are as follows:

                                                         December 31, 1995
                                         ----------------------------------------------
                                                       Gross           Gross
                                         Amortized  Unrealized      Unrealized   Market
                                           Cost        Gains          Losses      Value
                                           ----        -----          ------      -----
                                                         (in thousands)
Available for sale:
United States Government and agencies    $ 18,088   $  1,578       $     --    $ 19,666
Corporate                                  80,995      2,964           (298)     83,661
Mortgage-backed and other asset-backed
securities                                 42,672      1,221            (68)     43,825
                                         --------   --------       --------    --------
Total Fixed Maturities                    141,755      5,763           (366)    147,152

Equity securities                             968          0           (130)        838
                                         --------   --------       --------    --------
       Total                             $142,723   $  5,763       $   (496)   $147,990
                                         ========   ========       ========    ========




                                                          December 31, 1994
                                         ------------------------------------------------
                                                       Gross           Gross
                                         Amortized   Unrealized      Unrealized   Market
                                            Cost       Gains           Losses      Value
                                            ----       -----           ------      -----
                                                          (in thousands)
Available for sale:
United States Government and agencies    $ 29,361   $     30       $ (2,302)   $ 27,089
States and political subdivisions           9,612         --         (1,228)      8,384
Corporate                                  90,226        336         (5,546)     85,016
Mortgage-backed and other asset-backed
securities                                 38,610        216         (1,736)     37,090
                                         --------   --------       --------    --------
     Total Fixed Maturities               167,809        582        (10,812)    157,579
Equity securities                           1,080         13           (142)        951
                                         --------   --------       --------    --------
     Total                               $168,889   $    595       $(10,954)   $158,530
                                         ========   ========       ========    ========


         The amortized cost and market value of fixed maturities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and the Company may have the right to put the obligations back to the issuer prior to the stated maturity date.



                                                       Amortized             Market
                                                          Cost                Value
                                                          ----                -----
                                                                (in thousands)

          Due in one year or less                    $     9,822       $      9,906
          Due after one year through five years           28,416             29,495
          Due after five years through ten years          52,283             55,106
          Due after ten years                              8,562              8,820
                                                     -----------       ------------
                          Sub-total                       99,083            103,327
          Mortgage-backed and other asset-backed          42,672             43,825
                                                     -----------       ------------
                          Total                      $   141,755       $    147,152
                                                     ===========       ============


Proceeds from sales of the Company's available for sale portfolio, excluding maturities, follow:

                                                      Year Ended December 31,
                                                       1995              1994
                                                       ----              ----
                                                            (in thousands)
     Total Proceeds from sales                   $     78,846      $     64,321
                                                 ============      ============

     Total Gross realized gains from sales       $      2,393      $      2,225
                                                 ============      ============

     Total Gross realized losses from sales      $     (1,323)     $     (1,397)
                                                 ============      ============

Proceeds from sales of fixed maturities in 1993 were $81,863,000. Gross gains and (losses) on the sales of fixed maturities were $2,264,000 and ($267,000), respectively.

         Based upon the ratings of Standard & Poor's Corporation, as of December 31, 1995, the quality distribution of the Company's fixed maturities was: U.S. Treasury and AAA-38.2%; AA-9.1%; A-36.0%; BBB-10.6%; BB-5.8% and non-rated .3%.

         As of December 31, 1995, the Company held $43.8 million of securities backed by mortgages and other assets ("Structured Securities"), which represented 30% of the Company's fixed maturities. These securities were composed of the following types:


                                                             Market        Average
                                                              Value       Duration
                                                              -----       --------
                                                         (in thousands)    (years)
          Mortgage-Pass-Throughs                           $   18,435         4.1

          Collateralized Mortgage Obligations ("CMOs")         19,110         3.6

          Other Asset-Backed                                    6,280         4.8
                                                           ----------         ---

                                                           $   43,825         4.0
                                                           ==========         ---


         The Structured Securities portfolio did not include any interest-only, principal-only, or inverse floating CMOs, nor any residual interests in CMOs. Management is of the opinion that the Structured Securities owned by the Company have good liquidity in readily available markets and were all rated investment grade, with 81% rated AAA by Moody's Investors Service or Standard & Poor's Corporation. The effective yield to maturity of the Company's Structured Securities portfolio as of December 31, 1995 is 7.6%.

D.       Mortgage and Construction Loans and Investment Real Estate

         Mortgage and construction loans on real estate include 162 residential loans aggregating approximately 27% of the dollar value of the Company's mortgage loan portfolio. Of the total residential loans, the Company's mortgage lending operations accounted for five permanent mortgage loans (3% of mortgage portfolio total), which are held for resale to investors under existing agreements, and 34 construction financing loans (13% of mortgage portfolio total). In addition, 48 commercial mortgage loans comprised 73% of the dollar value of the mortgage loan portfolio. As of December 31, 1995, delinquencies were approximately 1% of the mortgage loan portfolio amount.

         As of December 31, 1995, properties related to the Company's mortgage loans are located primarily in Louisiana (16%) Arizona (48%), Texas (15%), and Georgia (12%). No other state contains properties with loans aggregating more than 5% of total mortgage loans.

         As of December 31, 1995, properties related to the Company's construction loans are located in Indiana (71%), Alabama (27%) and Florida (2%).

         In addition, the undrawn amount of construction loans committed at December 31, 1995, totaled $2,469,000. The Company's commitment to fund the undrawn balance is contingent upon the borrowers successful completion of certain specified conditions. Approximately 95% of the total construction loans outstanding were made with respect to homes for which no purchase agreements existed.

         Investments in real estate consist of the following:

                                                        December 31,
                                                ---------------------------
                                                      (in thousands)

                                                    1995             1994
                                                    ----             ----
Commercial rental property                      $      563       $   13,793
Land held for investment                            17,251           17,426
Investments in real estate joint ventures               65               65
                                                ----------       ----------
    Gross Real Estate Investments                   17,879           31,284
Related mortgage debt                               (2,312)         (15,930)
                                                ----------       ----------
Real estate investments, net or mortgage debt   $   15,567       $   15,354
                                                ==========       ==========

         Certain of the Company's real estate was acquired from affiliates and has been recorded at the lower of historical carryover cost or fair value, consistent with transactions between companies under common control. Commercial rental property carrying values are net of accumulated depreciation of $117,000 and $1,160,000 at December 31, 1995 and 1994, respectively.

         As of December 31, 1995, the Company had $6,008,000 of its investments in real estate in Florida properties, $11,799,000 in Georgia properties, and $72,000 in other states.

E.       Statutory Deposits

         As of December 31, 1995, investment securities with a market value of approximately $23,137,000 were held on deposit for various state insurance departments.

F.       Policy Loans:

         As of December 31, 1995, the Company had $19,827,000 in policy loans. The Company's life insurance policies that accumulate cash surrender values provide for loans to policyholders. Loan interest rates vary by policy form and presently range from 8.5% to 3.5%. Loan repayment is not required as long as sufficient cash value is maintained on each policy. Payment of death or surrender benefits on policies with loans is net of the outstanding loan balance and accrued interest.

(6)       DEBT

         The Company's debt is summarized as follows:

                                                                         December 31,
                                                                      ----------------
                                                                       1995     1994
                                                                       ----     ----
                                                                       (in thousands)
NOTES PAYABLE:
Parent - Prime rate note payable to bank. Beginning
January 1996, 36 monthly principal payments of
$44,000 until maturity of January 1999.                              $ 1,600   $    --

Parent - 4 1/2% note payable, collateralized by
364,683 shares of Wickes common stock and option to
purchase an additional 374,516 shares. Debt was
retired in August, 1995.                                                  --     1,093

AFAC - Prime rate or Eurodollar rate plus an
applicable margin ranging from 30 to 130
basis points for the prime or 180 to 280 basis points
for the Eurodollar rate, depending on the market
value of the Wickes common stock and statutory net
income levels of American Founders. Guaranteed by
the Parent Company and collateralized by all common
stock of Laurel Life and common shares of Wickes
stock owned by the Company. Principal due in
installments totaling; 1996-$2 million, 1997-$5.2
million, 1998-$4 million, 1999 $4.5 million and
2000-$2.3 million. All outstanding amounts due
under this note are to be repaid by Circle under
terms of the proposed Life Insurance Reorganization
(See Note 14, "Subsequent Events").                                  $18,000   $19,000
                                                                     -------   -------

Total notes payable                                                  $19,600   $20,093
                                                                     =======   =======

As of December 31, 1995, the Prime, Eurodollar three month and Eurodollar six month rates were 8.75%, 5.625% and 5.50% respectively.


SUBORDINATED DEBT:
Parent - 13% subordinated notes payable, net of
discount of $697,000 in 1995 and $825,000 in 1994
not collateralized and subordinated to all senior
indebtedness, interest only paid semiannually,
principal due September, 1999.                                       $ 9,303   $ 9,175
                                                                     -------   -------

                       Total subordinated debt                       $ 9,303   $ 9,175
                                                                     =======   =======

MORTGAGE DEBT:

Mortgage notes payable, bearing interest rates from 1% to 1.5% above the prime rate, collateralized by certain real state investments acquired from an affiliate:

            Nonrecourse                                       $    --          $12,211
            Recourse                                            2,312            3,719
                                                              -------          -------
                     Total mortgage debt                      $ 2,312          $15,930
                                                              =======          =======

         Maturities of debt in each of the five years subsequent to December 31, 1995 are: 1996 - $4,845,000; 1997 - $5,733,000; 1998 - $4,533,000, 1999 -
$13,803,000 and 2000 - $2,300,000. Upon completion of the proposed Life Insurance Reorganization, the revised maturity schedule will be: 1996 - $2.8 million, 1997 - $.5 million, 1998 - $.5, and 1999 - $9.3 million, .

         Bank Notes Payable: On April 19, 1994, AFAC entered into a $20 million credit agreement with Bank of Montreal and First Interstate Bank of California. This bank loan facility is guaranteed by the Parent Company, and is collateralized principally by AFAC's stock ownership in Laurel Life and shares of Wickes common stock owned by the Company.

         The credit agreement, among other things, requires American Founders to maintain a minimum level of statutory capital and surplus, generally prohibits liens on assets of AFAC and its subsidiaries, and on the stock of AFAC held by the Company, generally prohibits dividends or other payments by AFAC to its stockholders, generally prohibits the incurrence of additional debt by AFAC and its subsidiaries, prohibits business acquisitions by AFAC and its subsidiaries, requires the Company and AFAC to maintain a minimum adjusted net worth (each as defined), restricts the business in which AFAC and its subsidiaries may engage, requires AFAC to maintain a minimum ratio of life insurance operation value and Wickes market value to loan balance outstanding and limits the permitted investments by AFAC and its subsidiaries.

         As a result of the decrease during 1995 in the trading value of Wickes and the charges taken in the fourth quarter of 1995 related to the Life Insurance Reorganization the Company has not been in compliance with certain requirements of its bank credit agreement. A waiver has been provided and is in the process of being extended. The Company anticipates that this waiver will remain in effect until late June 1996, to allow for completion of the Life Insurance Reorganization. Under the terms of the Life Insurance Reorganization all indebtedness under the Company's bank credit agreement is to be repaid in full by Circle. Circle has informed the Company that it believes, based upon discussions with lenders interested in providing loans to Circle, that it will be able to obtain financing sufficient to retire the Company's bank indebtedness. Should the Company not complete the Life Insurance Reorganization or comparable transaction, the Company would be required to obtain an extension of currently scheduled principal and interest payments, obtain additional financing or sell assets held by the Parent Company and to use the proceeds for Parent Company purposes, which would require the consent of the Company's current bank lenders.

         Subordinated Notes: Parent - These notes may be prepaid in whole or in part upon payment of a premium of 4.333% declining to zero after September 30, 1998. These notes were recorded at an original discount of $1,256,000 which is being amortized using the interest method over the term of the notes. In February 1993, $250,000 principal amount of subordinated notes were repurchased at par by the Company and retired. Certain holders have questioned whether the proposed Life Insurance Reorganization and investment in Wickes entitles them to declare an event of default, see Note 13, "Commitments and Contingencies".

         Mortgage Notes Collateralized by Real Estate: All mortgage notes outstanding as of December 31, 1995 were retired in March, 1996.

 (7)     INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company files multiple tax returns. The Company and its non-life insurance subsidiaries have approximately $35.2 million, and its life insurance subsidiaries have approximately $4.7 million, in net operating loss carryforwards which expire in the years 2000 through 2010. To the extent carryforwards existing at the subsidiaries' acquisition dates are utilized, the tax benefits will be reflected as reductions to the excess of cost over fair value of net assets acquired and the value of acquired insurance in force. The recognition of such utilization in 1994 resulted in a reduction to the excess of cost over fair value of assets of $1,425,000.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established to reduce deferred tax assets to the amount which more likely than not will be realized in the future. The net amount of deferred tax assets recognized arises from the anticipated utilization of carryforward losses against gains to be realized in the future on the real estate assets. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows :

                                                            1995          1994
                                                            ----          ----
                                                              (in thousands)
Deferred tax assets:
Differences in reserves, net                             $  2,357      $  2,440
Differences in valuations of investments and
    capital loss carryforwards                              9,295        10,873
Differences in reporting unearned premium,
    accrued income and expenses, and other                     47            11
Net operating loss and AMT credit carryforwards            14,017        10,896
                                                         --------      --------
    Total deferred tax assets                              25,716        24,220
Valuation allowance for deferred tax assets               (17,759)      (17,527)
                                                         --------      --------
    Net deferred tax assets                                 7,957         6,693
Deferred tax liabilities:
    Phase III tax                                             452          --
    Deferred policy acquisition costs                           8           111



                                                            1995          1994
                                                            ----          ----
                                                              (in thousands)

    Value of insurance in force                             6,597         7,610
    Other                                                      75             1
                                                         --------      --------
        Total deferred tax liabilities                      7,132         7,722
                                                         --------      --------
Net deferred tax (liability) asset                       $    825      $ (1,029)
                                                         ========      ========


         The life companies have a Phase III tax liability of $452,000 resulting from previously deferred taxable income. A deferred tax liability was not recognized for this liability until it became apparent that the factors contributing to the liability would reverse in the foreseeable future. The reorganization of the life insurance subsidiaries will result in the payment of this tax liability, therefore it has been recognized as a deferred liability in 1995.

         Income tax expense for the Company consists of the following components:

                                                 1995         1994         1993
                                                 ----         ----         ----
                                                       (in thousands)
Current                                       $             $    --     $    258
Deferred                                       (1,910)        1,483          140
                                              -------       -------      -------
     Income tax expense (benefit)             $(1,910)      $ 1,483      $   398
                                              =======       =======      =======

         Actual income tax expense (benefit) on income (loss) differs from expected tax expense computed by applying the Federal corporate tax rates of 34% in 1995, 1994 and 1993, as follows:

                                                    1995       1994       1993
                                                    ----       ----       ----
                                                          (in thousands)
Taxes computed at statutory rate                  $(6,157)   $ 2,016    $ 1,037
Increase (decrease) in taxes resulting from:
Effect of the difference in book and tax

     treatment of goodwill                          3,939        320      1,510
Changes in valuation allowance                        232       (852)    (1,664)

Tax exempt interest on bonds                                      (4)      (288)

Other, net, including state taxes                      76          3       (197)
                                                  -------    -------    -------
Actual tax expense (benefit)                      $(1,910)   $ 1,483    $   398
                                                  =======    =======    =======

(8)      STATUTORY FINANCIAL DATA

         The Company's life insurance subsidiaries are required to file Annual Statements with regulatory authorities prepared under a statutory basis of accounting. The net income (loss) and capital and surplus of the life insurance companies on the statutory basis of reporting to regulatory authorities are presented below :

                                            1995       1994        1993
                                            ----       ----        ----
                                                   (in thousands)
Operating income , statutory basis       $  4,501   $ 12,871    $  5,411

Net income (loss), statutory basis          6,340    (15,450)     (2,026)

Capital and surplus, statutory basis       18,358     23,146      22,674

         Each insurance subsidiary prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by its respective domiciliary state insurance department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory practices encompass all accounting practices not so prescribed. Insurance subsidiaries states of domicile are: American Founders and Laurel Life-Texas, and Aztec-California.

         During 1994, American Founders recorded realized adjustments to those invested assets whose admitted values were less than their statutory ledger value and for which no recovery was anticipated. The write down of the assets generated realized investment losses for statutory purposes of $23,592,000 charged against net income. The impact upon statutory capital and surplus was offset by the release of the previously established loss reserve for these assets.

         American Founders' Board of Directors approved a plan to eliminate the accumulated deficit in unassigned surplus as provided by Texas statute. This statutory basis quasi reorganization was completed on November 30, 1994, with the transfer of $26.1 million from additional paid in capital to unassigned surplus.

         Aztec's 1994 statutory basis net income resulted primarily from the sale of all its in force business see Note 9 "Reinsurance." The statutory gain on this transaction of $8.0 million was partially offset by realized investment losses on bonds of BMCO of $3.3 million.

         California and Texas law restrict payment of dividends from the Company's insurance subsidiaries. In 1996, American Founders may pay dividends of $4.5 million without Texas Department of Insurance approval. Aztec is not allowed to pay dividends without special approval. Aztec received written approval from the California Insurance Department to pay a special dividend of approximately $23.7 million to American Founders following the sale of all its in force business. This transaction decreased the statutory capital and surplus of Aztec by the same amount. The receipt of the dividend did not impact statutory capital and surplus of American Founders as assets received were offset by a reduction in investments in subsidiaries.

         The National Association of Insurance Commissioners ("NAIC") and Texas adopted recommended levels of "risk-based" capital for life insurers, determined by the application of a formula that evaluates a company's capital and surplus based on various perceived risk factors related to asset type and quality, interest rate exposure, kinds and amount of insurance written and other business risks. All of the Company's insurance subsidiaries exceed both the NAIC recommended and Texas-mandated levels of "risk-based" capital.

         In accordance with instruction from the Texas Department of Insurance, American Founders carries its investment in Wickes at market value in its statutory basis financial statements. American Founders is also required to establish related statutory asset valuation reserves to moderate the impact of Wickes' market value fluctuations on statutory capital and surplus. Additionally, American Founders has agreed with the Texas Department of Insurance to either dispose of or non-admit certain real estate investments over a period of time.

(9)      REINSURANCE

         The Company evaluates the financial condition of its reinsurers and monitors cancellations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurance to minimize exposure to significant losses from reinsurer insolvencies. At December 31, 1995, the Company does not believe there to be a significant concentration of credit risk related to its reinsurance program.

Life

         On policies issued prior to October 24, 1990, American Founders retained no more than $50,000 of risk on any one life and retains up to $250,000, per risk on policies issued subsequently. Aztec transferred all reinsurance risks to Guardian Insurance and Annuity Company ("GIAC") in the transaction discussed below.

         On December 31, 1995, American Founders acquired all of the life and accident and health business of NALICO of Texas. Under the agreement, American Founders received assets equal to the liabilities transferred which were $160,000 in aggregate. No gain or loss on this transaction was recorded.

         In December 1994, Aztec completed an asset transfer and acquisition agreement with GIAC in which Aztec ceded to GIAC all its in force insurance policies. As required by SFAS 113, the balance sheet effects of this reinsurance transaction result in the establishment of reinsurance receivable related to the ceded reserves of $21,909,000 and $22,316,000 as of December 31, 1995 and 1994,
respectively. The purchase price for this block of business was $8.2 million, which resulted in a net loss of $.2 million. Under terms of the agreement Aztec is entitled to additional funds of $.2 million if the original writing agency for this business agrees to amend its commission agreement as outlined by GIAC. Aztec anticipates receipt of these funds in 1996. Under terms of a related agreement Aztec will continue to administer these policies for a period not less than one year from the closing date. This agreement has been extended into 1996.

         Following is a summary of net premiums and amounts earned for life operations for each of the three years ended December 31, 1995, 1994 and 1993, and certain insurance balances at December 31, 1995, and 1994:



                                               1995         1994         1993
                                               ----         ----         ----
                                                       (in thousands)
Direct premiums and amounts
     assessed against policyholders          $ 10,297     $ 21,654     $ 25,015
Assumed premiums                                  348          190          227
Ceded premiums                                 (2,347)      (3,187)      (3,538)
                                             --------     --------     --------
     Net premiums and amounts earned         $  8,298     $ 18,657     $ 21,704
                                             ========     ========     ========
Ceded losses, loss adjustment
     expenses and policy benefits            $  1,827     $    736     $  2,518
                                             ========     ========     ========
Reinsurance commissions                      $     16     $     25     $     38
                                             ========     ========     ========
Reinsurance receivable                       $ 28,500     $ 29,434
                                             ========     ========
Reinsurance payable                          $    182     $    605
                                             ========     ========
Ceded future life insurance benefits         $ 27,711     $ 29,200
                                             ========     ========

The reduction in premiums from 1994 to 1995 primarily reflects the sale of Aztec's business to GIAC.

 (10)    EMPLOYEE BENEFIT PLANS

A.       ESOP

         The Company has an Employee Stock Ownership Plan and Trust ("ESOP") in which employees of the Company who work more than 1,000 hours in a plan year are eligible to participate. The Company's Board of Directors determines the amount, if any, of the annual contribution to the ESOP, and each participant shares in this contribution pro rata based upon the amount of the participant's compensation as compared to all participants' compensation for such year.

         During 1992, the Company entered into an agreement that permitted it to acquire from Wilson Financial Corporation ("Wilson Financial"), ,the Company's controlling stockholder, shares of its common stock at a price based on average market prices prevailing at year end prior to the times of purchase in 1993 and 1994, and aggregating $680,000 for use in the Company's employee benefit plans. Pursuant to this agreement, the ESOP purchased 111,934 shares in 1993, and 41,185 shares in 1994.

         As of December 31, 1995, the ESOP owned 304,751 shares of the Company's common stock, of which 93,290 shares were pledged under ESOP loans from the Company. Contributions to the ESOP for payment of principal and interest on the ESOP loans, were $76,000, $38,000 and $114,000 in 1995, 1994 and 1993, respectively. Loans from the Company to the ESOP of $268,000 in 1994 were used to purchase additional shares of common stock, respectively.

         Notes receivable from the ESOP issued to purchase common shares are held by the Company and its subsidiaries. Statement of Position ("SOP") 93-6 issued in 1994 requires presentation of all leveraged shares held by the ESOP ("Unearned ESOP shares") as a reduction to additional paid in capital. Accordingly the unpaid balance of the notes receivable of $443,000 was reclassified to stockholders' equity in 1994. As of December 31, 1995 this amount has been reduced to $412,943 for the cost of ESOP shares released by repayments on these notes. Unearned ESOP shares are not treated as outstanding for the calculation of earnings per common share. The fair value of unearned ESOP shares as of December 31, 1995 was approximately $315,000.

B.       Stock Option Plans

         During 1985 the Company established the Riverside Group, Inc. Incentive Stock Option Plan (for employees) and the Non-qualified Stock Option Plan (for employees and directors). In 1995, both of these plans terminated. Additional information with respect to stock options is as follows:

                                         Number of Option Shares              Option Price
                                        ------------------------      -------------------------
                                          Total    Exercisable           Per Share      Total
                                          -----    -----------           ---------      -----
Outstanding at December 31, 1992         246,000     241,000          $3.33-$11.88   $1,156,530
Granted                                   20,000      20,000                  6.00      120,000
Vested                                         -       5,000                 11.88       59,400
Exercised                                      -           -                     -            -
Expired or canceled                      (10,000)    (10,000)                 8.88      (88,800)
                                        --------     -------                         ----------
Outstanding at December 31, 1993         256,000     256,000            3.33-11.88    1,247,130
Granted                                   10,000           0                  7.00            -
Vested                                         -           0                     -            -
Exercised                                (30,000)    (30,000)                 3.33      (99,900)
Expired or canceled                       (4,000)     (4,000)                 8.88      (35,520)
                                        --------     -------                         ----------
Outstanding at December 31, 1994         232,000     222,000            3.33-11.88    1,111,710
Granted                                        -           -                     -            -
Vested                                         -       2,500                  7.00       17,500
Exercised                                (46,800)    (46,800)                 3.33     (155,844)
Expired or canceled                      (82,200)    (82,200)            3.33-8.88     (313,026)
                                        --------     -------                         ----------
Outstanding at December 31, 1995         103,000      95,500          $5.33-$11.88   $  660,340
                                        ========     =======                         ==========




Options outstanding as of December 31, 1995 expire in 1996 through 2003 and unused options not vested are earned equally over the next three years.

C.       401(K)

         The Company has a Deferred Compensation Plan for all its eligible employees which allows participants to defer up to ten percent of their salary pursuant to Section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation for employees contributing up to 6%. Employees are 100% vested in their contributions and vest in the Company's contribution over a period of seven years. The Company's contribution to the 401(k) for matching was $56,000, $61,000 and $83,000 during 1995, 1994 and 1993, respectively.

(11)     REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

A.       Recapitalization

         The Company retired through a plan of recapitalization effective April 20, 1994, its outstanding shares of its Series C Preferred Stock, which had an aggregate liquidation preference of $7 million, from its controlling stockholders in exchange for approximately $1,283,000 in cash and 195,851 newly-issued shares of the Company's common stock at $9.09 per share.

B.       Warrants

         All outstanding common stock warrants issued pursuant to a warrant agreement dated August 31, 1989 expired in 1994 unexercised.

(12)     RELATED PARTY TRANSACTIONS

         In February, April and June of 1995 the Company advanced Wilson Financial an aggregate of $900,000 and Wilson Financial granted the Company an option to acquire at exercise prices ranging from $5.88 to $6.31 per share the number of shares of the Company's common stock equal to the amount of such advance and related interest outstanding divided by the exercise price. Effective June 30, 1995, the Company elected to exercise its option on these advances acquiring 150,680 common shares at an aggregate exercise price of $918,310 by canceling the advances and related interest with Wilson Financial previously discussed. In addition the Company purchased 23,000 common shares for an aggregate price of $125,235 in October 1995 and 27,778 common shares for an aggregate price of $125,000 in November of 1995 from Wilson Financial. In February 1993, the Company repurchased 300,000 shares of its common stock from Wilson Financial for $5.00 per share. In addition the ESOP purchased from Wilson Financial 111,934 shares in February 1993, for $3.06 per share and in January 1994, the Company purchased 41,185 shares for $6.50 per share. The Company also acquired from Wilson Financial and subsequently retired as treasury shares 40,000 shares in September 1994, at $6.44 per share and 15,000 shares in November 1994, at $6.75 per share. Following these transactions Wilson Financial owned 59% of the Company's outstanding common stock.

         On October 1, 1992, a complaint was settled by the Company and a director, who controlled the firm that was the Company's investment advisor. Under the terms of the settlement, the Company paid $400,000 and Aegis Investments, Inc., ("Aegis") a corporation wholly-owned by Mr. Wilson, acquired from the plaintiff $2 million of the Company's 13% subordinated notes due 1999 plus accrued interest for $1.1 million. Aegis also received the right to acquire from the plaintiff for nominal consideration the related warrants to purchase 70,000 shares of the Company's common stock at $13 per share. AFAC advanced to Aegis $1 million of the consideration used. Aegis executed a note payable to the Company for $1.4 million which was secured by the 13% subordinated notes acquired and guaranteed by Mr. Wilson personally to the extent of $1 million. On February 24, 1994, the Company reacquired the subordinated notes by canceling its loan to Aegis and subsequently sold the subordinated notes to an unrelated third party for $1,958,000 plus accrued interest.

         A partnership in which the Company owned a 74% interest, leased office space to the Atlantic Group, Inc. ("Atlantic") for which Atlantic paid $37,000, $94,000 and $108,000 in 1995, 1994 and 1993, respectively. Included in securities of related parties for 1994 are certain securities of Atlantic with an aggregate carrying value of $1,500,000. In 1995, the Company wrote off the entire carrying value of these securities. Directors of the Company beneficially own approximately 75% of Atlantic's voting securities.

         Included in operations for 1995, 1994, and 1993, is income from reimbursements of office expenses and tax services paid to the Company by Wilson Financial of $39,000, $50,000, and $81,000
respectively. Also included in operations is expense paid to Wilson Financial for providing real estate management services of $31,000, $120,000, and $199,000 in 1995, 1994 and 1993, respectively.

         The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson. Reimbursement expenses were $23,000 in 1995, $44,000 in 1994, and $428,000 in 1993. Included
in operations for 1995, is income from reimbursements of salary expenses paid to the Company by a subsidiary of Wilson Financial, JB Aviation, of $163,000.

         In 1993 the Company's investments were being managed by a firm whose majority stockholder is a director of the Company. Fees paid to this firm for 1993 were $112,000.

         Kirschner, Main, Graham, Tanner & Demont, a law firm in which an officer and director of the Company is a stockholder, is general counsel to the Company. During 1995, 1994, and 1993, the firm rendered services to the Company for which it received $583,000, $730,000, and $948,000, respectively.

         Directors of the Company own an aggregate of $2.0 million of the Company's 13% subordinated notes.

         In February 1995, the Company made a loan of $225,000 to a company owned by a director of the Company. The loan bears interest at a rate of 7.5% and is scheduled to mature on March 31, 1996. the Company received interest payments of $13,555 in 1995 on this note.

(13)     COMMITMENTS AND CONTINGENCIES

         On or about August 11, 1993, FynSyn Capital Corp. ("FynSyn") and a related entity, Wickes Lumber Investment Partnership ("WLIP"), sold an aggregate of 260,760 shares of Wickes' common stock, an option to acquire 374,516 additional shares of Wickes' common stock and 10.33 shares of Wickes' 9% redeemable preferred stock to Riverside. In connection with this sale, FynSyn stated that it was unable to locate the stock certificate representing the preferred stock and executed and delivered to Wickes an affidavit of loss and indemnity agreement, in reliance on which Wickes issued a replacement stock certificate to FynSyn, which was delivered to the Company upon completion of the sale. The 10.33 preferred shares were converted into approximately 103,922 shares of Wickes common stock as part of Wickes' plan of recapitalization completed on October 22, 1993. In February 1994, a third party informed Wickes that FynSyn had previously transferred the 10.33 preferred shares to the third party in 1989. In July 1994, FynSyn and WLIP commenced an action in Superior Court of New Jersey, Essex County, Chancery Division, styled FynSyn Capital Corporation and Wickes Lumber Investment Partnership vs. Bankers Trust Company, et al. FynSyn and WLIP are seeking, among other things, rescission of the affidavit of loss and indemnity agreement and the rescission or reformation of the terms of the sale of all of their Wickes securities to Riverside. In 1995, this action was removed to the United States District Court for the District of New Jersey. Riverside and Wickes have answered the complaint in this action and counterclaimed seeking, among other things, indemnity and enforcement of their contractual rights. Wickes has also sought declaratory relief as to the respective rights and liabilities of Wickes and Riverside, as well as FynSyn and the third party related to and as a consequence of these matters and seeking indemnity from FynSyn. Riverside and Wickes intend to pursue vigorously their respective rights against FynSyn, WLIP and related parties, and Riverside intends to defend vigorously the claims of FynSyn and WLIP.

         The Company and its subsidiaries have various operating leases for office space for which approximately $413,000, $330,000, and $1,098,000 was expensed in 1995, 1994 and 1993 respectively. The lease terms range from month-to-month to 1997. Minimum annual rentals under these leases are 1996, $396,000 per year; and 1997, $112,000.

         In connection with the sale of Dependable, the Company agreed to indemnify MedMarc for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. AFAC subordinated debentures in the amount of $2.1 million are pledged as collateral on these indemnities. Although future loss development will occur over a number of years the Company believes, based on all information presently available, that reserves transferred to MedMarc at the closing and those held by the Company are adequate for these indemnities. It is not anticipated that these indemnities will have a material adverse effect on the Company's financial position, results of operations or cashflows.

         As is common in the insurance industry, the Company's insurance subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. In management's opinion, none of these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company is not aware of any environmental liabilities or similar issues.

(14)     SUBSEQUENT EVENTS

         In January 1996, the Company entered into a definitive agreement with Wickes to purchase two million newly issued shares of common stock at an aggregate purchase price of $10 million. Closing of the definitive agreement is subject to, among other things, completion of the Life Insurance Reorganization. Acquisition of these shares would increase the Company's ownership in Wickes common stock to 52% of total common shares and 55% of voting common shares. Presently the Company is uncertain as to whether this transaction will require consolidation of Wickes' financial results as the resulting majority interest position may be temporary.

         On March 8, 1996, the Company entered into a definitive agreement to combine its life insurance operations with those of a privately-held company engaged in providing financial services. Pursuant to this agreement, a wholly-owned subsidiary of AFAC that wholly-owns all of AFAC's insurance subsidiaries, will merge with and into Circle, with Circle surviving. As a result of the merger, Circle will wholly-own the Company's life insurance subsidiaries as well as Liberty Bankers Life Insurance Company ("Liberty Bankers"), an Ohio-domiciled life insurance company currently wholly-owned by Circle. At and for the period ended December 31, 1995, Liberty Bankers had (on a statutory accounting basis) approximately $9.2 million of assets, $3.3 million of policyholders' surplus and total revenues of $1.0 million.

         Upon completion of this reorganization, the Company will own approximately 40% of Circle's outstanding common stock and will possess the right to vote approximately 10% of Circle's common stock and will share the right to vote approximately an additional 30%. The Company also will own 100% of a new series of Circle's preferred stock with a liquidation preference of $3.6 million. Circle has also agreed to appoint the Company's Chairman, J. Steven Wilson, or another reasonably acceptable candidate to Circle's Board of Directors. The Company will be the largest single stockholder of Circle following completion of this transaction.

         In connection with this reorganization, the Company will receive approximately $15 million in cash before taxes and expenses, and will retain certain assets held by American Founders, including real estate with a $2 million net appraised value (net of an $18 million mortgage) and approximately 950,000 shares of Wickes common stock. Also in connection with this transaction, Circle will replace all of AFAC's indebtedness under its bank credit agreement, which totaled $18 million at December 31, 1995.

         After anticipated income taxes and other expenses of approximately $1.0 million, net cash to be received by the Company in this transaction would approximate $14 million, $10 million of which it has agreed to utilize to acquire two million newly-issued shares of Wickes common stock pursuant to the Wickes Agreement.

         Completion of the transactions contemplated by this agreement is subject to, among other things, receipt of insurance regulatory approvals and the completion by Circle of necessary financing arrangements. It is anticipated that the transactions will close in June, 1996.

         The Company has taken a net pre-tax charge of $11 million against 1995 income from continuing operations for the life insurance reorganization and the sale of NALICO of Texas. This charge primarily reflects a write-off of $10.8 million of intangible assets acquired in the various life acquisitions. Additionally, the Company realized a $1.9 million tax benefit on the proposed merger with Circle, which partially offsets the reorganization charges.

         The following provides an unaudited proforma balance sheet for the Company as of December 31, 1995 assuming completion of the above transactions and the equity method for reporting investments in Wickes and Circle.


                            (in thousands, unaudited)

          ASSETS                               LIABILITIES AND STOCKHOLDERS' EQUITY
Real Estate                      $17,871      Mortgage Debt                 $18,315
Investment In Wickes              21,255      Subordinated Debt               9,302
Investment In Circle               5,900      Bank Debt                       1,600
Cash and Short Term Investments    6,439      Income Taxes Payable              600
Deferred Tax Assets                1,425      Accrued Expenses                2,076
                                                                            -------
Other Assets                         547        Total Liabilities            31,893
                                 -------
                                              Stockholders' Equity           21,544
                                                                            -------
                                                Total Liabilities and

   Total Assets                  $53,437           Stockholders' Equity     $53,437
                                  ======                                    =======

Life insurance operations to be combined with those of Circle generated revenues of $25.2 million, operating losses of $.5 million and net income of $.6 million (exclusive of the estimated loss arising from the reorganization) consolidated statement of operations for the year ended December 31, 1995.

 (15)    INDUSTRY SEGMENT INFORMATION

         The Company's operations are conducted through three segments: building materials, life insurance, and other. Summary financial information about the Company's operating segments for the years ended December 31, is presented in the following table (in thousands):


                                                    Year Ended December 31,
                                           -------------------------------------
                                             1995          1994           1993
                                             ----          ----           ----
                                                      (in thousands)
REVENUES:
Building Materials                        $ (5,357)      $  8,999       $  1,525
Life Insurance                              25,245         37,079         47,748
Other                                       (1,668)          (294)         4,827
                                          --------       --------       --------
    Total                                 $ 18,220       $ 45,784       $ 54,100
                                          ========       ========       ========
INCOME FROM CONTINUING
OPERATIONS BEFORE TAXES:
Building Materials                        $ (7,257)      $  7,858       $    899
Life Insurance                             (10,530)         2,372            416
Other                                       (1,968)           103          2,749
                                          --------       --------       --------
    Total                                  (19,755)        10,333          4,064
                                          ========       ========       ========
IDENTIFIABLE ASSETS:
Building Materials                        $ 11,358       $ 14,996
Life Insurance                             297,804        330,083
Other                                       (8,437)         8,291
                                          ---------      --------

    Total                                 $300,725       $353,370
                                          ========       ========

         Building materials include the Company's equity in Wickes, the importation of lumber through a subsidiary of the Company (sold to Wickes in 1994) and operations of providing financial services to Wickes' customers through a subsidiary of the Company. Other includes Parent Company corporate debt and assets of Dependable anticipated to be retained after the sale of Dependable and all eliminating entries related to intercompany transactions. Assets of discontinued operations, included in "Other", are net of related liabilities for 1995 and 1994.

      Wickes' 110 building centers are located in 24 states in the Midwest, Northeast and South. Wickes believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of Wickes' geographic markets. The following table sets forth certain information with respect to the locations of Wickes' building centers as of February 29, 1996:

        Midwest                  Northeast                            South
        -------                  ---------                            -----
              Number of                   Number of                            Number of
              Building                    Building                             Building
State         Centers      State           Centers          State               Centers
- -----         ---------    -----          ---------         -----              ---------
Michigan         30        New York           8             Alabama                 3
Wisconsin        15        Pennsylvania       7             Kentucky                3
Indiana          11        Maine              2             Texas                   2
Ohio              6        Connecticut        3             Louisiana               1
Illinois          4        New Hampshire      2             Mississippi             2
Iowa              2        New Jersey         2             Tennessee               1
Colorado          1        Massachusetts      1             Georgia                 1
                           Maryland           1             North Carolina          1
                                                            Florida                 1
                 --                          --                                    --
Total            69        Total             26             Total                  15
                 ==                          ==                                    ==

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is an unaudited summary of quarterly performance of the Company, for the years ended December 31:

                                                             1995
                                           (In thousands, except per share amounts)
                              First         Second         Third          Fourth
                              Quarter       Quarter        Quarter        Quarter          Total
                              -------       -------        -------        -------          -----
Total revenues               $     5,436   $      6,684   $     6,504    $      (404)   $    18,220
                             ===========   ============   ===========    ===========    ===========

Income (loss) from
  continuing
  operations                 $    (1,598)  $      1,102   $      (278)   $   (17,071)   $   (17,845)
                             ===========   ============   ===========    ===========    ===========
Loss from
  discontinued
  operations                 $        98   $       (116)  $      (725)   $      (343)   $    (1,086)
                             ===========   ============   ===========    ===========    ===========

Gain on disposal of
   discontinued property
   and casualty company                                   $     2,481    $       250    $     2,731

Net income
  (loss)                     $    (1,500)  $        986   $     1,478    $   (17,164)   $   (16,200)
                             ===========   ============   ===========    ===========    ===========

Earnings (loss)
 per common share:
  Income from
   continuing
   operations                $     (0.28)  $       0.20   $      (.06)   $     (3.24)   $     (3.38)
                             ===========   ============   ===========    ===========    ===========
 Net income(loss)            $     (0.26)  $       0.18   $      0.28    $     (3.27)   $     (3.07)
                             ===========   ============   ===========    ===========    ===========
Weighted average
 number of common
 shares used in
 computing earnings
 per share                     5,465,781      5,365,546     5,216,522      5,189,146      5,284,280
                             ===========   ============   ===========    ===========    ===========



                                                       1994
                                      (in thousands, except per share amounts)
                      First         Second         Third           Fourth
                      Quarter       Quarter        Quarter         Quarter          Total
                      -------       -------        -------         -------          -----
Total revenues       $     7,742   $     11,048   $      13,542   $      13,452   $    45,784
                     ===========   ============   =============   =============   ===========

Income (loss) from
  continuing
  operations         $    (1,543)  $      1,513   $       3,710   $       5,170   $     8,850
                     ===========   ============   =============   =============   ===========

Loss from
  discontinued
  operations         $      (155)  $     (2,011)  $        (869)  $      (1,370)  $    (4,405)
                     ===========   ============   =============   =============   ===========
Net income
  (loss)             $    (1,698)  $       (498)  $       2,841   $       3,800   $     4,445
                     ===========   ============   =============   =============   ===========

Earnings (loss)
 per common share:
  Income from
   continuing
   operations        $     (0.33)  $       0.28   $        0.67   $        0.99   $      1.61
                     ===========   ============   =============   =============   ===========
 Net income(loss)    $     (0.36)  $      (0.09)  $        0.51   $        0.73   $       .79
                     ===========   ============   =============   =============   ===========
Weighted average
 number of common
 shares used in
computing earnings
 per share             5,320,263      5,477,259       5,520,781       5,377,148     5,350,672
                     ===========   ============   =============   =============   ===========

                        REPORT OF INDEPENDENT ACCOUNTANTS



To The Stockholders and Board of Directors

We have audited the accompanying consolidated balance sheets of Wickes Lumber Company and Subsidiaries (the "Company") as of December 30, 1995 and December 31, 1994, and the related consolidated statements of earnings, changes in common stockholders' equity (deficit) and cash flows for the years ended December 30, 1995 and December 31, 1994, and December 25, 1993. We have also audited the financial statement schedule of valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wickes Lumber Company and Subsidiaries as of December 30, 1995 and December 31, 1994, and the consolidated results of their operations and cash flows for the years ended December 30, 1995, December 31, 1994, and December 25, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                           Coopers & Lybrand L.L.P.



Chicago, Illinois
March 12, 1996

                     WICKES LUMBER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     December 30, 1995 and December 31, 1994
                        (in thousands except share data)


                                                                 1995         1994
                                                              ---------    ---------
                              ASSETS

Current assets:
    Cash ..................................................   $      87    $   2,037
    Accounts receivable, less allowance for doubtful
      accounts of $8,208 in 1995 and $4,657 in 1994 .......      81,792       97,629
    Inventory .............................................     110,639      124,084
    Deferred tax asset ....................................      25,906       14,360
    Prepaid expenses ......................................       1,051        1,584
                                                              ---------    ---------
        Total current assets ..............................     219,475      239,694
                                                              ---------    ---------

Property, plant and equipment, net ........................      56,545       56,847
Trademark (net of accumulated amortization
 of $9,830 in 1995 and $9,608 in 1994) ....................       7,170        7,392
Deferred tax asset ........................................         250         --
Other assets (net of accumulated amortization
 of $4,464 in 1995 and $2,071 in 1994) ....................      19,075       15,640

                                                              ---------    ---------
                                                              $ 302,515    $ 319,573
                                                              =========    =========

              LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ..................   $     424    $     709
    Accounts payable ......................................      41,457       46,620
    Accrued liabilities ...................................      37,972       28,854
                                                              ---------    ---------
      Total current liabilities ...........................      79,853       76,183
                                                              ---------    ---------

Long-term debt, less current maturities ...................     205,221      211,139
Other long-term liabilities ...............................       2,312        2,105
Commitments and contingencies (Note 5)

Common stockholders' equity:
    Common stock (6,143,473  issued and outstanding in 1995
     and 6,100,549 shares issued and outstanding in 1994) .          61           61
    Additional paid-in capital ............................      76,772       76,190
    Accumulated deficit ...................................     (61,704)     (46,105)
                                                              ---------    ---------
     Total common stockholders' equity ....................      15,129       30,146
                                                              ---------    ---------
                                                              $ 302,515    $ 319,573
                                                              =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                     WICKES LUMBER COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

 For the Years Ended December 30, 1995, December 31, 1994, and December 25, 1993
                      (in thousands, except per share data)


                                                                    1995           1994           1993
                                                                -----------    -----------    -----------

Net sales ...................................................   $   972,612    $   986,872    $   846,842
Cost of sales ...............................................       751,800        753,041        640,284
                                                                -----------    -----------    -----------
     Gross profit ...........................................       220,812        233,831        206,558
                                                                -----------    -----------    -----------
Selling, general and administrative expense .................       201,111        197,043        176,831
Depreciation, goodwill and trademark amortization ...........         5,882          4,543          5,782
Restructuring and unusual items .............................        17,798          2,000             53
Other operating income ......................................        (5,831)        (6,772)        (4,575)
                                                                -----------    -----------    -----------
                                                                    218,960        196,814        178,091
                                                                -----------    -----------    -----------
     Income from operations .................................         1,852         37,017         28,467
Interest expense ............................................        24,351         21,663         20,298
Equity in loss of affiliated company ........................         3,543           --             --
                                                                -----------    -----------    -----------
     Income (loss) before income taxes and extraordinary gain       (26,042)        15,354          8,169
Provision (benefit) for income taxes:
  Current ...................................................         1,353          1,660          1,227
  Deferred ..................................................       (11,796)       (14,360)          --
                                                                -----------    -----------    -----------
     Income (loss) before extraordinary gain ................       (15,599)        28,054          6,942
Extraordinary gain on extinguishment of debt,
 net of income taxes of $193 ................................          --             --            1,241
                                                                -----------    -----------    -----------
     Net (loss) income ......................................   $   (15,599)   $    28,054    $     8,183
                                                                ===========    ===========    ===========

Earnings (loss) per common share (pro forma in 1993):
   Earnings (loss) before extraordinary gain ................   $    (2.54)    $      4.59    $      1.14
   Extraordinary gain .......................................          --             --      $      0.20
                                                                -----------    -----------    -----------
     Earnings (loss) per common share (pro forma in 1993) ...   $     (2.54)   $      4.59    $      1.34
                                                                ===========    ===========    ===========
Weighted average common and common
  equivalent shares outstanding (pro forma in 1993) .........     6,151,771      6,106,279      6,099,985
                                                                ===========    ===========    ===========

Earnings per common share- historical basis (Note 15).





The accompanying notes are an integral part of the consolidated financial statements.

                     WICKES LUMBER COMPANY AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)

 For the Years Ended December 25, 1993, December 31, 1994 and December 30, 1995
                                 (in thousands)

                                                                                                               Total
                                                                           Additional                          Common
                                                            Common           Paid-in      Accumulated       Stockholders'
                                                             Stock           Capital        Deficit       Equity (Deficit)

Balance at December 28, 1991 ...........................   $     20        $ 32,486        $(86,394)          $(53,888)
Net income .............................................       --              --              --                 --
Dividends on redeemable preferred stock ................       --              --            (1,080)            (1,080)
Issuance of warrants to management .....................       --                 7            --                    7
                                                           --------        --------        --------           --------

Balance at December 27, 1992 ...........................   $     20        $ 32,493        $(81,470)          $(48,957)

Net income .............................................       --              --             8,183              8,183
Dividends on redeemable preferred stock ................       --              --              (872)              (872)
Issuance of common stock, net of offering costs ........         28          38,266            --               38,294
Issuance of common stock in exchange for preferred stock         13          16,823            --               16,836
Extinguishment of warrants .............................       --           (11,666)           --              (11,666)
                                                           --------        --------        --------           --------

Balance at December 25, 1993 ...........................         61          75,916         (74,159)             1,818
                                                           --------        --------        --------           --------

Net income .............................................       --              --            28,054             28,054
Issuance of common stock, net ..........................       --               274            --                  274
                                                           --------        --------        --------           --------

Balance at December 31, 1994 ...........................         61          76,190         (46,105)            30,146
                                                           --------        --------        --------           --------

Net income ............................................        --              --           (15,599)           (15,599)
Issuance of common stock, net .........................        --               582             --                 582
                                                           --------        --------        ---------          --------

Balance at December 30, 1995 ..........................    $     61        $  76,772       $ (61,704)         $ 15,129
                                                           ========        =========       =========          ========








The accompanying notes are an integral part of the consolidated financial statements.

                     WICKES LUMBER COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Years Ended December 30, 1995, December 31, 1994 and December 25, 1993
                                 (in thousands)

                                                                                      1995            1994           1993
                                                                                   ----------      ---------      ---------

Cash flows from operating activities:
  Net income / (loss) ..........................................................   $ (15,599)      $  28,054      $   8,183
  Adjustments to reconcile net income/(loss) to
       net cash provided by (used in) operating activities:
        Cumulative effect of accounting change .................................
    Depreciation expense .......................................................       5,391           4,277          4,329
    Amortization of trademark ..................................................         222             222          1,453
    Amortization of goodwill ...................................................         270              44              0
    Amortization of deferred financing costs ...................................       2,085           1,781          1,839
    Provision for doubtful accounts ............................................       3,551           1,618            600
    Accretion of note discount .................................................          --              --          2,023
        Writedown of preferred stock investment ................................          --              --
    Minority interest                                                                     --              --
    Gain on sale of assets .....................................................         (71)           (238)        (1,118)
    Extraordinary gain on extinguishment of debt ...............................          --              --         (1,434)
    Deferred tax benefit .......................................................     (11,795)        (14,360)             0
    Changes in assets and liabilities net of effects
      from acquisitions:
       (Increase) decrease in accounts receivable ..............................      12,286         (14,834)       (19,889)
       (Increase) decrease in inventory ........................................      20,697             (98)       (12,794)
       Increase (decrease) in accounts payable and accrued liabilities .........       2,377          (4,896)        (3,232)
       (Increase) in other assets ..............................................      (3,552)           (239)        (1,229)
                                                                                   ---------       ---------      ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   15,862           1,331        (21,269)
                                                                                   ---------       ---------      ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment. ..................................      (4,111)         (5,947)        (4,289)
  Payments for acquisitions ....................................................      (8,686)        (36,515)             0
  Proceeds from sales of property, plant and equipment .........................       2,520             685          9,612
                                                                                   ---------       ---------      ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (10,277)        (41,777)         5,323
                                                                                   ---------       ---------      ---------

Cash flows from financing activities:
    Net (repayment) borrowing under revolving line of credit ...................      (5,760)         43,462        (21,552)
    Reductions of note payable .................................................      (2,357)           (556)          (461)
    Repayment of term loan .....................................................          --              --        (62,839)
    Retirement of subordinated note ............................................          --              --        (30,000)
    Proceeds from issuance of senior subordinated notes ........................          --              --        100,000
    Proceeds from issuance of common stock .....................................         582             274         42,000
    Payment of transaction costs of the
           Recapitalization Plan ...............................................          --            (700)       (11,204)
                                                                                   ---------       ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (7,535)         42,480         15,944
                                                                                   ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH                                                       (1,950)          2,034             (2)
Cash at beginning of period ....................................................       2,037               3              5
                                                                                   ---------       ---------      ---------

CASH AT END OF PERIOD                                                              $      87       $   2,037      $       3
                                                                                   =========       =========      =========

Supplemental schedule of cash flow information:
     Interest paid .............................................................   $  22,823       $  18,777      $  25,298
     Income taxes  paid ........................................................       1,987           1,536          1,146
Supplemental schedule of non-cash investing and financing activities:
  The Company purchased capital stock and assets in conjunction with acquisitions made during the period.  In connection with these acquisitions, liabilities were assumed as follows:
      Fair value of assets acquired ............................................   $  12,387      $   41,736
      Cash paid ................................................................      (8,686)        (36,515)
                                                                                   ----------     ----------

         Liabilities assumed ...................................................   $   3,701      $    5,221
                                                                                   ==========     ==========

      Issuance of common stock in exchange for preferred
        stock, including accumulated dividends .................................                                  $  16,836
                                                                                                                  =========



The accompanying notes are an integral part of the consolidated financial statements.

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Wickes Lumber Company, through its building centers, markets lumber, building materials and services to professional contractors, repair and remodelers and do-it-yourself home owners principally in the Midwest, Northeast and Southern United States. Wickes Lumber Company's wholly-owned and majority-owned subsidiaries are: Lumber Trademark Company ("LTC"), a holding company for the "Flying W" trademark; GLC Division, Inc. ("GLC"), which operates the Gerrity Lumber business; and Riverside International Corporation ("RIC"), engaged in the procurement and processing of lumber in the former Soviet Republics.

2.  ACCOUNTING POLICIES

Principles  of Consolidation

The consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Lumber Company and all its wholly-owned and majority-owned subsidiaries (the "Company"), except for RIC, the investment in which is recorded under the equity method because control is likely to be temporary and to be lost in the near term (see Note 16). All significant intercompany balances have been eliminated.

Fiscal Year

The Company's fiscal year ends on the last Saturday in December.

Accounts Receivable

The Company extends credit primarily to qualified contractors. The accounts receivable balance excludes consumer receivables as such receivables are sold on a nonrecourse basis. The remaining accounts and notes receivable represent credit extended to professional contractors and professional repair and remodelers, generally on a non-collateralized basis.

Inventory

Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable value.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated under the straight-line method. Estimated lives used range from 15 to 39 years for buildings and improvements and leasehold improvements. Machinery and equipment lives range from 3 to 6 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's results of operations as other operating income.

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

Other assets consist primarily of deferred financing costs and goodwill which are being amortized on the straight line method, goodwill primarily over 35 years and deferred financing costs over the expected terms of the related debt agreements. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 30, 1995.

Trademark

Prior to completion of the Recapitalization Plan (as hereinafter defined), the Company's "Flying W" trademark was being amortized over 10 years. Effective with the Recapitalization, certain restrictions on the trademark were eliminated, resulting in a change in the amortization of the trademark to reflect a 40-year amortization period.

Accounts Payable

The Company includes outstanding checks in excess of in-transit cash in accounts payable. There were $1,672,000 outstanding checks in excess of in-transit cash at December 30, 1995 and none at December 31, 1994.

Postretirement Benefits Other Than Pensions

The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for the costs of these postretirement benefits over the employees' working careers in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Postemployment Benefits

The Company provides certain other postemployment benefits to qualified former or inactive employees. The Company accounts for the costs of these postemployment benefits in the period when it is probable that a benefit will be provided in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

Income Taxes

The Company accounts for income taxes in accordance with statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion of the related tax asset will be realized.

Computation of Earnings Per Common Share and Pro Forma Common Share

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share is based upon the weighted average number of shares of common stock outstanding and, where dilutive, common equivalent shares (using the treasury stock method). Common equivalent shares consist of common stock warrants and common stock options. Dilution relating to common stock options was not material. Pro forma common shares is presented for fiscal year 1993, giving effect to the Recapitalization Plan as if it had occurred on December 27, 1992 (see Note 4). Computation of earnings per share on a historical basis for fiscal year 1993 is presented in Note 15.

Stock Split

In connection with the Recapitalization Plan, on October 14, 1993 the Company's Board of Directors declared a 21.73-for-1 stock split of its outstanding shares of common stock. The accompanying financial statements have been restated to reflect this stock split.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates reported.

Significant estimates made by the Company include accrued compensation liability and medical claims, accrued postemployment and postretirement benefits, accrued restructuring charges, and valuation allowances for accounts receivable, inventory and deferred tax assets. Accrued compensation liability and medical claims involve the determination of reserves for incurred but not reported claims. Accrued postemployment and postretirement benefits involve the use of actuarial assumptions, including selection of discount rates (see Note 10). Accrued restructuring charges involve an estimation of what the market will bring and specific costs incurred relating to the liquidation of certain Company assets using actual historical results (see Note 12). Determination of the valuation allowances for accounts receivable and inventory involve assumptions related to current market conditions and historical market trends. While the valuation allowance for the deferred tax assets considers estimates of projected taxable income (see Note 11). It is reasonably possible that the company's estimates for such items could change in the near term.

Recently Issued Accounting Pronouncements

Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. This new accounting principle is effective for the Company's fiscal year ending December 28, 1996. The Company believes that adoption will not have a material impact on its financial position.

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting, to disclose the pro-forma net income and earning per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 28, 1996. The Company believes that adoption will not have a material impact on its financial position as the Company will not adopt the fair new value accounting, but instead comply with the disclosure requirements.

3.  ACQUISITIONS

All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is included in goodwill. The fair market value of the assets acquired were approximately $12.4 million in 1995.

During 1995 the Company acquired five retail building material centers for a total cost of $8.1 million. The cost of the acquisitions have been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill for one of the acquired businesses which is being amortized over a 30 year period on a straight line basis.

In August 1994, the Company acquired all of the net assets of Great Lakes Building Supply, Inc. and Ishpeming Building Supply, Inc. The cost of the acquisition approximated the fair market value of the assets acquired and liabilities assumed. In addition, the Company acquired all of the outstanding Class B common stock of Riverside International Corporation, from an affiliated entity. The cost of this acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1994, the Company acquired the Gerrity Lumber business from the Gerrity Company, Inc. The acquired business consisted of the operating assets of eight lumber and building material centers of which three include component manufacturing plants. The purchase price has been adjusted in accordance with a post-acquisition audit of the acquired assets, resulting in an increase in goodwill. Goodwill is being amortized over 35 years under a straight line basis.

The following unaudited pro forma summary presents information as if the 1994 acquisitions had occurred at the beginning of the fiscal year. The pro forma information is not required for the 1995 acquisitions and is provided for 1994 for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                                                            (Unaudited)
                                                                                            Years Ended
                                                                                December 31,        December 25,
                                                                                   1994                 1993
                                                                                   ----                 ----
                                                    (in thousands except per share amounts)

      Net sales...................................................              $1,059,218            $933,364

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Income before extraordinary item ...........................                  29,356               7,433

      Net income..................................................                  29,356               8,674
                                                                                    ======               =====

      Per share:
      Earnings before extraordinary item..........................                    4.80                1.22
                                                                                    ======               =====

      Earnings per common share and pro forma in 1993                                 4.80                1.42
                                                                                    ======               =====

See Note 2 - Accounting Policies - Computation of Earnings Per Common Share and Pro Forma Common Share

4.  RECAPITALIZATION PLAN

On October 22, 1993, the Company completed a recapitalization plan (the "Recapitalization Plan"), which included (i) the initial public offering by the Company of 2,800,000 shares of common stock, par value $.01 per share (the "Common Stock"), which resulted in $42 million in gross proceeds; (ii) the offering of 11-5/8% Senior Subordinated Notes due 2003, which generated $100 million in gross proceeds; (iii) the establishment of a new $135 million revolving credit facility; (iv) the payment by the Company of an aggregate of $35 million in full payment and cancellation of the subordinated note and warrant to purchase common stock of the Company issued by the Company to the holder of the subordinated note; (v) the payment by the Company of an aggregate of $65.5 million in full payment and cancellation of the term loan and warrant to purchase common stock of the Company issued to the lender of the term loan, and the repayment of all outstanding indebtedness, $32.7 million, under and termination of the Company's then-existing revolving credit working capital facility, and the payment of $1.5 million of accrued interest on the term loan and the revolving credit facility; (vi) the restructuring of the Company's outstanding capital stock pursuant to which the Company in September 1993 reclassified each share of the existing classes of common stock into one share of Common Stock or Class B non-voting common stock, par value $.01 per share, and effected a 21.73-for-1 stock split immediately prior to the consummation of the initial common stock offering, on October 22, 1993; (vii) the issuance by the Company of 1,206,881 shares of Common Stock (valued at the public offering price in the initial common stock offering, less underwriting discount) in exchange for the outstanding shares of preferred stock (including accrued and unpaid dividends to the date of the consummation of the recapitalization plan);
(viii) the payment by the Company of $1.7 million in full settlement of certain supplemental retirement benefits ("SRBs") payable by the Company and acquired by Riverside Group, Inc. from certain former executive officers of the Company; and
(ix) the payment of fees and expenses relating to the foregoing.

Upon the completion of the Recapitalization Plan, there were 5,571,461 shares of Common Stock and 499,768 shares of Class B Non-Voting Common Stock outstanding. As a result of the Recapitalization Plan the Company recorded an extraordinary gain of $1.2 million. This gain is comprised of (i) a gain of $0.7 million on retirement of the SRBs, (ii) a gain of $4.6 million on the retirement of the previously outstanding subordinated note and accrued interest, (iii) a $3.9 million write-off of the unamortized transaction costs from the 1988 Acquisition, in which former members of senior management and other investors participated in a leveraged buy-out of the Company, and (iv) applicable income tax expense of $0.2 million.

5.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is summarized as follows:

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         December 30,   December 31,
                                            1995           1994
                                               (in thousands)

Land and improvements ..............       $15,888       $15,142
Buildings ..........................        32,242        30,212
Machinery and equipment ............        26,495        25,785
Leasehold improvements .............         2,715         2,238
Construction in progress ...........           226           549
                                           -------       -------

Gross property, plant, and equipment        77,566        73,926
Less: accumulated depreciation .....        25,932        23,637
                                           -------       -------

Property, plant, and equipment
 in use, net .......................        51,634        50,289
Assets held for sale, net ..........         4,911         6,558
                                           -------       -------

Property, plant, and equipment, net        $56,545       $56,847
                                           =======       =======

6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                        December 30,      December 31,
                                                           1995              1994
                                                               (in thousands)

Accrued payroll ..................................       $ 6,934           $11,469
Accrued interest .................................         1,546             2,103
Accrued liability insurance ......................         4,970             3,063
Accrued restructuring charges ....................        14,871               723
Other ............................................         9,651            11,496
                                                         -------           -------
Total accrued liabilities ........................       $37,972           $28,854
                                                         =======           =======


7.   LONG-TERM DEBT

Long-term debt obligations are summarized as follows:

                                                   December 30,      December 31,
                                                      1995              1994
                                                          (in thousands)
Revolving line of credit, interest payable
at 1.5% above prime or 3.0%
over LIBOR ,
principal due January 22, 1998 .............       $ 105,021        $ 110,498

Senior subordinated notes, interest payable
at 11-5/8% semi-annually, principal due
December 15, 2003 ..........................         100,000          100,000

Other ......................................             624            1,350
                                                   ---------        ---------

Total long-term debt .......................         205,645          211,848
Less current maturities ....................            (424)            (709)
                                                   ---------        ---------

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total long-term debt less current maturities       $ 205,221        $ 211,139
                                                   =========        =========

Revolving Line of Credit

The revolving credit agreement was amended and restated in its entirety on March 12, 1996. Among other things, the amendment and restatement (i) extended the term of the facility 15 months to January 1998, (ii) reduced the maximum borrowing limit $15 million to $130 million, (iii) modified certain covenants, including changes to accommodate the Company's fourth quarter 1995 restructuring charge, (iv) required the temporary addition of approximately $12 million of real estate collateral and (v) required the completion by July 31, 1996 of the receipt from Riverside Group, Inc. of $10 million from the sale of equity securities of the Company.

Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. Taking into account the March 12, 1996 amendment and restatement, the amount available for borrowing on December 30, 1995 would have been $9.3 million. A commitment fee of 1/2 of 1% is payable on the unused portion of the commitment. The weighted-average interest rate on the revolving line of credit for the years ending December 30, 1995 and December 31, 1994 was approximately 8.8% and 8.2%, respectively.

Substantially all of the Company's accounts receivable, inventory, general intangibles and certain real estate, machinery and equipment are pledged as collateral for the revolving line of credit. Covenants under the related debt agreements require, among other restrictions, that the Company maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricts among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions.

Senior Subordinated Notes

On October 22, 1993, the Company issued $100,000,000 in principal amount of 10-year unsecured senior subordinated notes. Interest on the notes is 11-5/8%, payable semi-annually. Covenants under the related indenture restrict among other things, the payment of dividends, the prepayment of certain debt, the incurrence of additional debt if certain financial ratios are not met, and the sale of certain assets unless the proceeds are applied to the notes. In addition, the notes require that, upon a change in control of the Company, the Company must offer to purchase the notes at 101% of the principal thereof, plus accrued interest.

Aggregate Maturities

The aggregate amounts of long-term debt maturities by fiscal year are as follows:

                  Year                                           Amount
                                                              (in thousands)
                  1996.............................          $      424
                  1997.............................                 130
                  1998.............................             105,075
                  1999.............................                  16
                  2000.............................                   0
                  Thereafter.......................             100,000

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  COMMITMENTS AND CONTINGENCIES

At December 30, 1995, the Company had accrued approximately $1,000,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

Many of the building center facilities presently and formerly operated by the Company and its predecessor contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $ 2.1 million of costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

In February 1994, the Company was notified that a stock certificate representing 103,922 shares of Common Stock that had been previously reported as lost and that had been reissued and transferred to an affiliate of the Company may in fact not have been lost but instead previously transferred by the original owner to a third party. In connection with the reissuance of the allegedly lost stock certificate, the Company examined its records, found no information concerning a possible prior transfer of the stock certificate, and received an indemnity from the original owner. If both transferees are determined to be bona fide purchasers, both may be entitled to ownership of the 103,922 shares, which would result in a corresponding increase in the number of outstanding shares of Common Stock. In such a case, the Company believes it would be entitled to indemnity from the original owner, which could be utilized to purchase and retire an equivalent number of shares. If either of the purported transferees is determined not to be a bona fide purchaser, its certificate would be canceled. Litigation has been commenced in which, among other things, the Company is seeking indemnity and a declaratory judgment concerning the rights and obligations of the various parties and the original owner is disputing its obligation to indemnify the Company.

At December 30, 1995, the Company's investment in RIC was $4.5 million. This investment entails significant inherent risks, including expropriation, legal, currency, crime, management, labor, weather and other operational risks.

The Company is one of many defendants in 164 actions, each of which seeks unspecified damages, brought in 1993, 1994 and 1995 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by the same counsel. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

On November 3, 1995, a complaint was filed against the Company, its directors and Riverside Group, Inc. seeking to enjoin or to obtain damages with respect to the Company's agreement to issue two million newly-issued shares of common stock to Riverside Group, Inc. for $10 million (see Note 9).

The Company is involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company has entered into operating leases for retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total minimum rents under all operating leases were $10,501,000, $8,086,000, and $5,482,000 for the years ended December 30, 1995, December 31, 1994, and December 25, 1993, respectively.

Future minimum commitments for noncancelable operating leases are as follows:

              YEAR                                              AMOUNT
              ----                                              ------
                                                            (IN THOUSANDS)

              1996...............................              $   9,121
              1997...............................                  6,895
              1998...............................                  4,047
              1999...............................                  2,872
              2000...............................                    938
              Thereafter ........................                  2,252
                                                               ---------
                Subtotal.........................                 26,125
              Less: Sublease income                               (1,026)
                                                               ---------
                                                                 $25,099
                                                               ---------

9.   STOCKHOLDERS' EQUITY

The Company's Recapitalization Plan is discussed in Note 4.

Preferred Stock

As of December 30, 1995 the Company had authorized 3,000,000 shares of preferred stock, none of which is issued or outstanding.

Common Stock

The Company has two classes of common stock: Common Stock, par value $.01 per share, and Class B Non-Voting Common Stock, par value $.01 per share. At December 30, 1995 there were 20,000,000 shares of Common Stock authorized and 5,643,705 shares issued and outstanding, and there were 1,200,000 shares of Class B Non-Voting Common authorized and 499,768 shares issued and outstanding. Class B Non-Voting Common Stock is generally equivalent to Common Stock, except that shares of Class B Non-Voting Common Stock may not be voted except on certain matters regarding merger, consolidation, recapitalization and reorganization, and as otherwise provided by law. Class B Non-Voting Common Stock is convertible into Common Stock on a share-for-share basis in certain circumstances. In addition, at December 30, 1995, 14,589 shares of Class A Voting Common Stock were reserved for issuance under outstanding warrants.

Warrants

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1989 and 1992, the Company issued warrants to certain members of its management. These warrants would have become exercisable for up to 195,970 shares of Common Stock upon the date of determination of the Company's attainment of certain levels of financial results. These warrants were replaced during the Recapitalization Plan by the issuance of 162,975 shares of Common Stock and warrants for 28,756 shares of Common Stock, exercisable through April 29, 1998, at a nominal exercise price.

Stock Options

At December 30, 1995 and December 31, 1994, the Company had outstanding, under its Director Incentive Plan, options held by members of the Company's Board of Directors to purchase 16,335 and 16,002 shares of Common Stock, respectively. These options have an exercise price of between $10.95 and $23.25 per share; approximately 3,334 of the options were exercisable at December 31, 1994, of which none were exercised during fiscal 1995. Approximately 5,779 shares were exercisable at December 30, 1995.

In addition, at December 30, 1995 and December 31, 1994, the Company had outstanding under its Long-Term Incentive Plan, options held by key employees to purchase 430,351 and 270,213 shares of Common Stock, respectively. These options have an exercise price of between $15.00 and $18.50 per share; approximately 29,683 of the options were exercisable at December 31, 1994, of which none were exercised during fiscal 1995. Approximately 108,295 shares were exercisable at December 30, 1995.

Proposed Sale of Common Stock

On January 11, 1996, the Company entered into a definitive agreement with Riverside Group, Inc. ("Riverside"), the Company's largest stockholder, that provides for the acquisition by Riverside of 2 million newly-issued shares of the Company's common stock for $10 million in cash. The definitive agreement was approved and recommended by committees of each company's independent directors. The sale is subject to the reorganization or sale by Riverside of one of certain of its operations. The transaction is expected to be completed prior to July 31, 1996.

10.  EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 30, 1995, December 31, 1994, and December 25, 1993 were $1,700,000, $2,625,000, and
$2,167,000, respectively.

Postretirement Benefits Other than Pensions

The Company provides life and health care benefits to retired employees. Generally, employees who have attained an age of 60, have rendered 10 years of service and are currently enrolled in the medical benefit plan are eligible for postretirement benefits. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employees' active service period.

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plans' funded status is as follows:

                                                         December 30,    December 31,
                                                            1995             1994
                                                            ----             ----
                                                               (in thousands)
Accumulated postretirement benefit obligation-
     Retirees and their dependents .................       $   934        $   866
     Active employees fully eligible to retire
          and receive benefits .....................           531            298
     Active employees not fully eligible ...........         1,292          1,552
                                                           -------        -------
Total accumulated postretirement benefit obligations         2,757          2,716
Plan's assets at fair value ........................           -0-            -0-
                                                           -------        -------
Accumulated postretirement benefit obligation in
    excess of plans' assets ........................         2,757          2,716
Unrecognized net loss ..............................          (445)          (611)
                                                           -------        -------
Accrued postretirement health care cost ............       $ 2,312        $ 2,105
                                                           =======        =======

Actuarial assumptions used were as follows:

                                                          December 30,  December 31,
                                                              1995          1994
                                                              ----          ----
                                                                (in thousands)

Projected health care costs trend rate ...........            6.0%          9.4%
Ultimate trend rate ..............................            6.0%          5.5%
Year ultimate trend rate achieved ................            n/a          2021
Effect of a 1% point increase in the health care
   cost trend rate on the postretirement benefit
    obligation ...................................       $     63      $    119
Effect of a 1% point increase in the health care
   cost trend rate on the aggregate of service and
   interest cost .................................       $     18      $     25
Discount rate ....................................           7.25%         8.25%

The Company's postretirement health care plan at December 25, 1993 was not funded. The present value of accumulated postretirement benefits at December 25, 1993 was $1,790,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 25, 1993 was 6.63%.

Postemployment Benefits

The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay is based on normal straight-line compensation and is calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees service period or as an expense at the date of the event triggering the benefit. The Company incurred postemployment benefit expense of $160,000 (exclusive of amounts included in its restructuring liability) for the year ended December 30, 1995 (see Note 12). The total postemployment

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefits expense for the years ended December 31, 1994 and December 25, 1993 was $2,000,000 and $53,000, respectively.

11.  INCOME TAXES

The Company files a consolidated federal tax return with its wholly-owned subsidiaries. As of December 30, 1995, the Company has net operating loss carryforwards available to offset future U.S. income of approximately $25.3 million expiring in the years 2004 through 2010; and $1.5 million of capital loss carryforwards which expire in the years 1997 through 2000.

The completion of the Recapitalization Plan, as discussed in Note 4, created an "ownership change" as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As a result of this, certain of the loss carryforwards of the Company are subject to an annual limitation of approximately $2.6 million a year. Due to the inherent tax gain in the assets owned by the Company at the time of the ownership change, the annual limitation on use of the loss carryforwards will be increased by the amount of the gains as they are recognized. To the extent that the 1995 loss carryforward limitation as increased for gains recognized was not utilized in 1995, the annual limitation for 1996 will be increased. The Company has reviewed its valuation allowance for deferred tax assets, the inherent tax gain in the assets owned by the Company at the time of the ownership change, and their net operating loss availability. As a result, the Company anticipates an additional increase to the annual limitation on utilization of loss carryforwards in 1996 of approximately $1.3 million as a result of gains recognized during the year. This amount is subject to further review by the Internal Revenue Service. An additional loss carryforward of $11.2 million was generated during 1995. This amount will be available without limitations, to offset taxable income in future periods and will expire in 2010.

Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes were recorded to reflect changes in temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities. These amounts are expected to be recognized in future periods . A deferred tax benefit of $11.8 million was recorded in 1995. The benefit in the current year was mainly due to differences in the restructuring liability, allowance for doubtful accounts, net operating loss carryover, intangible asset amortization and utilization of prior year capital loss carryovers. As a result of recognizing the deferred tax benefit in 1995, the Company anticipates their provision for taxes in subsequent years will reflect a normal statutory rate adjusted for state taxes. The Company continues to record a valuation allowance with respect to the future tax benefits of capital losses reflected in deferred income taxes as a result of the uncertainty of their ultimate realization due to restrictions placed on their usage. Significant components of the Company's deferred tax assets and liabilities, and their related tax effects, as of December 30, 1995 and December 31, 1994 are as follows:

                                        1995            1994
                                          (in thousands)
Trade accounts receivable ....       $  3,193        $  1,816
Inventories ..................          2,446           3,252
Accrued personnel cost .......          1,850           2,153
Other accrued liabilities ....         12,042           8,718
Net operating loss ...........          9,856           5,640
Other ........................          1,399           2,003
                                     --------        --------
Total deferred tax assets ....         30,786          23,582

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Less: valuation allowance ....         (1,350)         (3,421)
                                     --------        --------
Net deferred tax assets ......         29,436          20,161
                                     --------        --------

Property, plant and equipment           1,906           5,094
Goodwill and trademark .......          1,348             690
Other accrued income items ...             26              17
                                     --------        --------
Total deferred tax liabilities          3,280           5,801
                                     --------        --------

Net deferred tax asset .......       $ 26,156        $ 14,360
                                     ========        ========

Income tax expense including applicable tax on extraordinary gain, consists of the following components:

                                           1995              1994           1993
                                                      (in thousands)
Current: Charge to operations ....       $  1,353        $  1,660        $  1,227
Charge to extraordinary item .....           --              --               193
Deferred benefit .................        (11,796)        (14,360)           --
                                         --------        --------        --------
Total income tax expense (benefit)       $(10,443)       $(12,700)       $  1,420
                                         ========        ========        ========

Provision for income taxes on income differs from expected tax expense computed by applying the Federal corporate tax rate of 35% in 1995, 34% in 1994 and 1993 as follows:

                                                                  1995           1994            1993
                                                                            (in thousands)
Taxes (benefit) computed at
 statutory rate .......................................       $ (9,115)       $  5,220        $  3,687
State tax expense .....................................            894             891           1,036
Alternative minimum tax rate differential .............           --               310             384
Current and deferred benefit of capital loss (utilized)           --                (2)           (373)
Current benefit of deferred tax asset .................           --           (14,360)           --
Other .................................................           (151)            148            --
Change in valuation allowance for deferred tax asset ..          (2071)           --              --
Current and deferred benefit of NOL
 carried forward (utilized) ...........................           --            (4,907)         (3,314)
                                                              --------        --------        --------
Total tax provision ...................................       $(10,443)       $(12,700)       $  1,420
                                                              ========        ========        ========

Deferred tax expense results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                                                          1995             1994
                                                             (in thousands)
Change in bad debt reserve .....................       $  1,377        $    631
Differences in tax and book inventory ..........           (806)            (47)
Settlement of deferred compensation ............           (303)            309
Change in accrued liabilities ..................          3,324           2,548
Utilization of NOL .............................          4,216          (7,474)
AMT credit and capital loss carryforward .......           (604)            993
Differences in tax and book asset basis ........          3,188          (2,909)
Differences in tax and book basis in intangibles           (658)           (690)

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extinguishment of debt .........................           --              --
Change in accrued income items .................             (9)             34
Change in valuation allowance for
deferred tax assets ............................          2,071          20,965
                                                       --------        --------
Deferred tax benefit ...........................       $ 11,796        $ 14,360
                                                       ========        ========


12.   RESTRUCTURING AND UNUSUAL CHARGES

During the fourth quarter of 1995, the Company committed to and began implementing a restructuring plan to improve return on assets by closing or consolidating under-performing operating centers, decreasing the corresponding overhead to support these building centers, and initiating actions to strengthen its capital structure. Management anticipates completion of the plan in 1996. The costs for closing these building material centers were based on management estimates of costs to exit these markets and actual historical experience. The Company recorded a $17.8 million charge relating to its strategic restructuring program and other one time costs which are reflected in the Company's Consolidated Statements of Operations as restructuring and unusual items.

The major components of this charge include the write-down of assets to their net realizable value, liabilities associated with closed building centers held for sale, postemployment benefits to qualified former employees as a result of the center closings, and other charges related to the strengthening of the Company's capital structure.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," information has been provided about the fair value of certain financial instruments. The following methods and assumptions were used to estimate the fair value of each material class of financial instruments covered by the Statement for which it is practicable to estimate that value:

Long-Term Debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's material financial instruments at December 30, 1995 and December 31, 1994 are as follows:

                                   Fair          Carrying
                                   Value           Value
                                   -----           -----
                                      (in thousands)
1995 Financial Liabilities:
 Long-term Debt
  Revolver ................       $105,021       $105,021
  Senior Subordinated Notes         68,000        100,000

1994 Financial Liabilities:
 Long-term Debt
 Revolver .................       $110,498       $110,498

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Senior Subordinated Notes          97,380        100,000

14.   RELATED PARTY TRANSACTIONS

In September 1992, the Company began efforts to determine the feasibility of obtaining lumber from the former Soviet Republics. In March 1993, the Company determined to enter into a test arrangement that required the approval of one of its former lenders. This former lender declined to grant its approval but permitted the Company's participation, on a test basis, in an arrangement pursuant to which an affiliate of the Company, formed for the purpose, imported in December 1993 a load of rough sawn goods, which the Company acquired upon arrival in the United States and milled into common finishing boards and moulding. On July 31, 1994, the Company acquired the affiliate that imported the test load, Riverside International Corporation, from the Riverside Group, Inc., the Company's largest stockholder, for $895,000. The acquisition was accounted for as a purchase and ended the related party relationship. In December 1995, voting rights to 66 2/3% of RIC's voting stock were assigned to Riverside
Group, Inc. In addition, Riverside Group, Inc. obtained the right, during 1996, to acquire up to $5 million of RIC's non-voting common stock, at the then fair market value.

In 1995, the Company paid approximately $613,000 in reimbursements to an affiliate of the Company's chairman and to third parties for costs related to services provided to the Company during 1995 by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 1994 and 1993 for similar services were approximately $810,000 and $860,000, respectively.

The Chairman and certain directors of the Company, as well as an affiliated company, own in the aggregate a majority of the voting securities of a private manufacturer of glass products, wooden stair parts and other building materials that supplies products, primarily through independent distributors, to the Company. The Chairman of the Company also is chairman of the board, president and chief executive officer, and one of the Company's directors is a director and officer, of this manufacturer. During 1995, the Company estimates that it purchased approximately $1,423,000 of this manufacturer's products at prices generally available from the third party distributors from which the products were obtained. This compares with $2,086,000 and $1,500,000 of similar products purchased in 1994 and 1993, respectively.

A certain director and executive officer of the Company, is a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $394,000, $623,000, and $518,000 for legal services provided to the Company during 1995, 1994, and 1993, respectively.

For a description of the proposed sale of 2 million newly-issued shares by the Company to Riverside Group, Inc., see Note 9.

15.   COMPUTATION OF EARNINGS PER COMMON SHARE-HISTORICAL BASIS

The earnings per common and common equivalent share, computed on a historical basis for fiscal year 1993, less redeemable preferred stock dividends is presented below to comply with the provisions of Accounting Principles Board Opinion No. 15:

                                                        Year Ended
                                                        December 25,
                                                            1993
                                                            ----
      Income (loss) before extraordinary gain

WICKES LUMBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       and cumulative effect of accounting change       $        2.12
      Extraordinary gain ........................                 .43
      Cumulative effect of accounting change ....                --

      Net income (loss) .........................       $        2.55
                                                        =============
      Weighted average common
       and common equivalent shares .............           2,871,091
                                                        =============

16.  SUBSEQUENT EVENT

      On February 21, 1996, the Company and its RIC subsidiary entered into an agreement with two investment funds. Pursuant to this agreement, the two funds are each to invest $5 million in this subsidiary and are each to receive a 25% equity interest, with the Company retaining an interest slightly less than 50% and the subsidiary's management receiving the balance of the equity. A total of $4 million of the funds' investment has been advanced to the subsidiary as a loan, which is to be converted to equity upon funding of the remaining $6 million, which is to occur upon satisfaction of certain conditions, including among other things the resolution of certain legal matters and the achieving of specified operational levels.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders,
Riverside Group, Inc.:

Our report on the consolidated financial statements of Riverside Group, Inc. and subsidiaries is included on page F-1 of the Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 38 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                     Coopers & Lybrand L.L.P.


Phoenix, Arizona
March 27, 1996

                                   Schedule I
                      Riverside Group, Inc. & Subsidiaries
       Summary of Investments - Other Than Investments in Related Parties
                                December 31, 1995

                                                                Amount at Which
                                                      Market      Shown in the
Type of Investment                     Cost            Value      Balance Sheet
- --------------------------------------------------------------------------------
Fixed maturities:
Bonds:
    United States Government
    and government agencies
    and authorities                $ 18,088,000   $ 19,666,000   $ 19,666,000
    States, municipalities and
     political subdivisions                --             --             --
    Public utilities                 14,449,000     14,832,000     14,832,000
    All other corporate bonds        66,546,000     69,361,000     69,361,000
    Mortgage-back and other
      asset backed securities        42,672,000     43,825,000     43,825,000
                                   ------------   ------------   ------------
    Total fixed maturities          141,755,000    147,152,000    147,152,000

Equity securities:
    Common stocks:
    Banks, trusts, and
      insurance companies               799,000        799,000        799,000
    Industrial miscellaneous
      and other                         169,000         39,000         39,000
                                   ------------   ------------   ------------

Total common stocks                     968,000        838,000        838,000

Preferred stocks:
    Bank, trusts, and
      insurance companies                  --             --             --
    Industrial, miscellaneous
      an other                             --             --             --
                                   ------------   ------------   ------------

    Total preferred stocks                 --             --             --
                                   ------------   ------------   ------------

    Total equity securities             968,000        838,000        838,000

Mortgage & construction loans        26,903,000    xxxxxxxxxxx     26,903,000
Policy loans                         19,827,000    xxxxxxxxxxx     19,827,000
Investment real estate               17,879,000    xxxxxxxxxxx     17,879,000
Short-term and other investments     20,842,000    xxxxxxxxxxx     20,842,000
                                   ------------                  ------------
    Total investments              $228,174,000                  $233,441,000
                                   ============                  ============


                                   Schedule II
                       Riverside Group, Inc. (Parent Only)
                  Condensed Financial Information of Registrant
                                 Balance Sheets
                                 (in thousands)



                                                                  December 31,
                                                             -------------------
                                                               1995       1994
                                                             -------    --------
                               ASSETS
Investments:
 Investment real estate                                      $    90    $    90
 Short-term investments                                          561        422
                                                             -------    -------
     Total investments                                           651        512

 Cash                                                             94         86
 Investment in and advances to
   Dependable Group and AFAC                                  29,652     32,960
 Investment in Wickes Lumber Company                           6,959      6,756
 Indemnification recoverable                                    --           40
 Other assets                                                    565         28
                                                             -------    -------
                                                             $37,921    $40,382
                                                             =======    =======

              LIABILITIES & STOCKHOLDERS' EQUITY
 Accrued expenses, income taxes and other
  liabilities                                                $   962    $ 1,011
 Notes payable and subordinated debentures                    10,903     10,268
                                                             -------    -------
                                                              11,865     11,279

Common stockholders' equity:
 Common stock, $.10 par value; 20,000,000 shares
  authorized, 5,311,123 and 5,465,781 shares issued
  and outstanding in 1995 and 1994                               531        547
 Additional paid-in capital                                   17,209     18,175
 Retained earnings                                             3,923     20,123
 Unrealized investment appreciation (depreciation)             4,393     (9,742)
                                                             -------    -------
   Total stockholders' equity                                 26,056     29,103
                                                             -------    -------
                                                              37,921     40,382
                                                             =======    =======

                                   Schedule II
                       Riverside Group, Inc. (Parent Only)
                  Condensed Financial Information of Registrant
                       Condensed Statements of Operations
                                 (in thousands)


                                                           Years Ended December 3l,
                                                    -------------------------------------
                                                       1995         1994           1993
                                                    ----------   ----------   -----------
Net investment income                               $        5   $      851   $        95
Other income                                               765        1,484         4,831
Equity in net income of subsidiaries, net of
    income taxes                                       (12,690)       3,321           844
Equity in investment in Wickes Lumber Company           (2,095)       1,523           270
                                                    ----------   ----------   -----------
  Total revenues                                       (14,015)       7,179         6,040


Other operating costs & expenses                           735        1,118         1,810
Interest expense                                         1,450        1,616         1,564
                                                    ----------   ----------   -----------
  Total expenses                                         2,185        2,734         3,374

                                                    ----------   ----------   -----------
  Income (loss) before income tax                      (16,200)       4,445         2,666

Income tax expense (benefit)                              --           --              15

                                                    ----------   ----------   -----------
   Net income (loss)                                $  (16,200)  $    4,445   $     2,651
                                                    ==========   ==========   ===========


Earnings (loss) per share of common stock, after
  deducting preferred dividends and accretion       $    (3.07)  $     0.79   $      0.24
                                                    ==========   ==========   ===========


Weighted average number of
  common shares used in
  computing earnings
  per share                                          5,284,280    5,350,672     5,332,430
                                                    ==========   ==========    ==========


                                   Schedule II
                       Riverside Group, Inc. (Parent Only)
                  Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                Years Ended December 31,
                                                           ------------------------------
                                                              1995       1994      1993
                                                           --------    -------    -------
Operating Activities:
  Net income (loss)                                        $(16,200)   $ 4,445    $ 2,651
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Net realized gains                                       --         (558)    (2,400)
      Change in other assets and liabilities                   (487)      (550)    (2,986)
      Equity in (income) loss of subsidiaries,
       net of cash received                                  16,308     (4,844)    (1,114)
      Depreciation and amortization                             232        190        300
    Net change in recoveries from indemnification
      agreement                                                  40         14        267

                                                           --------    -------    -------
    Net cash provided by (used in) operating activities        (107)    (1,303)    (3,282)

Investing Activities:
  Purchase of investments:
    Securities of Wickes Lumber Company                      (2,296)      --       (4,978)
  Sale, maturity and principal reduction of investments:
    Short-term investments                                     (139)      (377)        60
  Change in investment in and advances to subsidiaries        3,105      3,936      9,646

                                                           --------    -------    -------
      Net cash provided by investing activities                 670      3,559      4,728

Financing Activities:
   Repayment of debt                                         (1,243)      (750)    (2,500)
  Increase in borrowings                                      1,700       --         --
  Redemption of Series C Preferred Stock                       --       (1,283)
  Issuance of Common Stock                                      156        100
  Purchase & Retirement of Common Stock                      (1,168)      (357)
  Preferred stock dividends                                    --         --        1,093
                                                           --------    -------    -------
      Net cash (used in) financing
        activities                                             (555)    (2,290)    (1,407)

                                                           --------    -------    -------
      Increase (decrease) in cash                                 8        (34)        39

      Cash at beginning of year                                  86        120         81

                                                           --------    -------    -------
      Cash at end of year                                  $     94    $    86    $   120
                                                           ========    =======    =======


                                  Schedule III
                      Riverside Group, Inc. & Subsidiaries
                       Supplemental Insurance Information
              For the Years Ended December 31, 1995, 1994, and 1993
                                 (in Thousands)

                                  Future Policy
                                    Benefits,
                   Deferred          Losses,                       Other Policy
                    Policy         Claims and                       Claims and                        Net
                 Acquisition          Loss          Unearned         Benefits         Premium     Investment
   Segment          Costs           Expenses        Premiums         Payable          Revenue       Income
                                                                                                      (1)
- ----------------------------------------------------------------------------------------------------------------

1995
- ---------------
Life            $2,027             $238,432             -          -                  $ 8,298      $14,600
Other                                                                                              $  (108)
               ---------------------------------------------------------------------------------------------
                $2,027             $238,432             -          -                  $ 8,298      $14,492
               =============================================================================================

1994
- ---------------
Life            $2,453             $260,393             -          -                   $18,657     $17,986
Other                                                                                              $  (463)
               ---------------------------------------------------------------------------------------------
                $2,453             $260,393             -          -                   $18,657     $17,523
               =============================================================================================

1993
- ---------------
Life            $8,248             $283,758        $121            -                   $21,704     $20,533
Other                                                                                              $   202
               ---------------------------------------------------------------------------------------------
                $8,248             $283,758        $121            -                   $21,704     $20,735
               =============================================================================================


                     Benefits,         Amortization
                   Claims, Losses      of Deferred
                    and Settle-           Policy          Other
                        ment           Acquisition      Operating      Premiums
   Segment            Expenses            Costs         Expenses       Written
                                                           (2)
- -----------------------------------------------------------------------------------
1995
- ---------------
Life             $15,417              $2,613           $ 3,464          N/A
Other                                                  $ 1,757
               ====================================================================
                 $15,417              $2,613           $  5,221
               ====================================================================

1994
- ---------------
Life             $19,399              $3,132           $ 5,821          N/A
Other                                                  $ 2,255
               ====================================================================
                 $19,399              $3,132           $ 8,076
               ====================================================================

1993
- ---------------
Life             $22,892              $1,962           $11,469          N/A
Other                                                  $ 1,924
               ====================================================================
                 $22,892              $1,962           $13,393
               ====================================================================


(1) Allocation of net investment income is based on specific identification of assets for each segment

(2) Other operating expenses are determined by specific identification

                                   Schedule IV
                      Riverside Group, Inc. & Subsidiaries
                                   Reinsurance
                      For the Year Ended December 31, 1995
                       (in Thousands, except percentages)




                                         Ceded to        Assumed                      Percentage of
                        Gross             Other         from Other        Net         Amount Assumed
                       Amount           Companies       Companies       Amount            to Net
Life Insurance
  in force        $  1,310,452        $ (484,445)         $   -       $  826,007         0.00%
                 ===================================================================================


Premium Income:
Life              $     10,297        $   (2,347)         $ 348       $    8,298        4.19%
                 ===================================================================================



                     WICKES LUMBER COMPANY AND SUBSIDIARIES


                  Schedule II-Valuation and Qualifying Accounts
 For the Years Ended December 30, 1995, December 31, 1994, and December 25, 1993
                             (dollars in thousands)

                    Col. A                      Col. B            Col. C          Col. D         Col. E
                                                                Additions
                                              Balance at        Charged to                     Balance at
                                              Beginning          Costs and                       End of
                 Description                  of Period          Expenses       Deductions       Period

1995:
Allowance for doubtful accounts ......           $4,657           $18,168          $14,617        $8,208

1994:
Allowance for doubtful accounts ......           $3,039            $9,214           $7,596        $4,657

1993:
Allowance for doubtful accounts ......           $2,439            $5,928           $5,328        $3,039


