Form 10-Q
period 1996-03-31
RIVERSIDE GROUP INC/FL
filed 1996-05-15
CIK 277356

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                             Commission File
For Quarter Ended March 31, 1996                             Number  0-9209


                              RIVERSIDE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                               59-1144172
- -------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                               Identification No.)


7800 BELFORT PARKWAY, JACKSONVILLE, FLORIDA                       32256
- -------------------------------------------                     ----------
(Address of principal executive offices)                        (Zip Code)

                                  602-224-6820
                                  ------------
            Registrant's telephone number, including area code number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No
                                   ---         ---


On May 10, 1996, there were 5,311,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX

                                                                  Page
                                                                  Number
                                                                  ------
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                  March 31, 1996 (Unaudited)
                  and December 31, 1995                             3

                  Condensed Consolidated Statements
                  of Operations
                  Three months ended
                  March 31, 1996 and 1995 (Unaudited)               4

                  Condensed Consolidated Statement
                  of Common Stockholders' Equity
                  Three months ended
                  March 31, 1996 (Unaudited)                        5

                  Condensed Consolidated Statements of
                  Cash Flows
                  Three months ended
                  March 31, 1996 and 1995
                  (Unaudited)                                       6

                  Notes to Condensed Consolidated
                  Financial Statements (Unaudited)                  7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                    11

PART II.

         Item 5.  Other Information                                16

         Item 6.  Exhibits and Reports on Form 8-K                 16

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (in thousands)

                                                              (unaudited)
                                                               March 31,     December 31,
                                                                 1996           1995
                                                               --------      -----------
                ASSETS
Investments:
  Fixed maturities available for sale - at market              $147,398       $147,152
    (amortized cost $146,891 in 1996 and $141,755 in 1995)
  Equity securities available for sale - at market                1,064            838
    (cost $1,180 in 1996 and $968 in 1995)
  Mortgage and construction loans                                27,566         26,903
  Investment real estate                                         17,851         17,879
  Policy loans                                                   19,572         19,827
  Short-term and other investments, (at cost which
    approximates market)                                          8,622         20,842
                                                               --------       --------
     Total investments                                          222,073        233,441
Cash                                                                439            258
Investment in Wickes Lumber Company, at equity                    8,915         11,210
Accrued investment income                                         2,905          2,488
Reinsurance receivables                                          25,669         28,500
Deferred income taxes                                               825            825
Value of acquired insurance in force                             18,065         18,415
Deferred policy acquisition costs                                 2,020          2,027
Other assets                                                      3,886          3,561
                                                               ========       ========
    Total assets                                               $284,797       $300,725
                                                               ========       ========
              LIABILITIES & STOCKHOLDERS' EQUITY

Future life insurance benefits                                 $137,349       $140,295
Policyholder contract deposits and other funds                   94,011         97,171
Unpaid claims                                                     1,147            966
Accrued expenses and other liabilities                            4,464          5,022
Notes payable                                                    19,511         19,600
Mortgage debt                                                      --            2,312
Subordinated debt                                                 9,338          9,303
                                                               --------       --------
    Total liabilities                                           265,820        274,669
                                                               --------       --------
Commitments and contingencies (Note 4)

Common stockholders' equity:
  Common stock, $.10 par value; 20,000,000 shares authorized;
     issued and outstanding, 5,311,123 in 1996 and 1995             531            531
  Additional paid-in capital                                     17,209         17,209
  Retained earnings                                               1,129          3,923
  Unrealized investment appreciation (depreciation),
     net of taxes and deferred policy acquisition costs of
     $283 in 1996 and $884 in 1995                                  108          4,393
                                                               --------       --------
    Total common stockholders' equity                            18,977         26,056
                                                               --------       --------
    Total liabilities and common stockholders' equity          $284,797       $300,725
                                                               ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                 (in thousands)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          1996               1995
                                                       -----------       ----------
Premiums and annuity considerations                    $    1,966        $    2,201
Net investment income                                       3,157             3,862
Net realized investment gains (losses)                        474               (48)
Equity in losses of Wickes Lumber Company                  (2,295)           (1,439)
Other income                                                  280               692
                                                       ----------        ----------

  Total revenues                                            3,582             5,268

Policyholder benefits                                       3,578             3,926
Policy acquisition expenses                                 1,057               666
Other operating costs and expenses                            952             1,479
Interest expense                                              789               795
                                                       ----------        ----------

  Total expenses                                            6,376             6,866

Loss from continuing operations before income taxes        (2,794)           (1,598)
Income tax expense                                           --                --
                                                       ----------        ----------
Loss from continuing operations                            (2,794)           (1,598)
Income from operations of discontinued property
   and casualty insurance company                            --                  98
                                                       ==========        ==========
  Net loss                                             $   (2,794)       $   (1,500)
                                                       ==========        ==========

Earnings (loss) per share:
  Loss from continuing operations                      $    (0.53)       $    (0.28)
  Income from discontinued operations                        0.00              0.02
                                                       ==========        ==========
  Net loss per share                                   $    (0.53)       $    (0.26)
                                                       ==========        ==========


Weighted average number of common shares
  used in computing earnings per share                  5,311,123         5,465,781



See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                                                                 Unrealized       Total
                                      Additional                 Investment       Common
                            Common     Paid-In     Retained     Appreciation   Stockholders'
                             Stock     Capital     Earnings    (Depreciation)     Equity
                            -------   ----------  ---------    -------------   ------------
Balance, December 31, 1995   $531      $17,209     $ 3,923       $ 4,393        $26,056

Net loss, three months
 ended March 31, 1996                              (2,794)                      (2,794)

Change in unrealized
 investment appreciation
 (depreciation) of fixed
 maturities and equity
 securities                                                       (4,285)        (4,285)
                             ----      -------     -------        -------       --------

Balance, March 31, 1995      $531      $17,209     $ 1,129        $   108       $18,977
                             ====      =======     =======        =======       =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                1996           1995
OPERATING ACTIVITIES                                          ---------     ----------
 Net loss                                                     $(2,794)      $(1,500)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Amortization of value of acquired insurance in force          951           565
    Net change in deferred policy acquisition costs                 7            (9)
    Net realized investment (gains) losses                       (474)           48
    Depreciation and amortization                                 103           209
    Interest on policyholders' funds                            2,106         2,513
    Equity in losses of unconsolidated subsidiaries             2,295         1,439
   Change in other assets and liabilities:
    Premiums receivable and unearned premiums                    --             (38)
     Accrued investment income                                   (417)          175
     Reserve for unpaid claims, policy benefits and
      recoverable on paid losses from reinsurers and others      (415)       (2,408)
     Other assets                                                (378)         (776)
     Net liabilities of discontinued operations,
       other liabilities and current income taxes                (558)         (394)
                                                             --------      --------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             426          (176)

INVESTING ACTIVITIES
 Purchase of investments:
  Fixed maturities available for sale                         (30,383)      (16,514)
  Equity securities                                              (233)          (13)
  Investment real estate                                         --             (20)
  Mortgage and policy loans                                    (3,587)         (335)
  Short-term investments                                      (75,783)     (116,156)
 Sale, maturity, and principal reduction of investments:
  Fixed maturities available for sale                          25,707         9,811
  Equity securities                                              --              69
  Mortgage and policy loans                                     3,239           787
  Investment real estate                                         --             251
  Short-term investments                                       87,981       134,509
                                                             --------      --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                     6,941        12,389

FINANCING ACTIVITIES
  Repayment of debt                                            (2,401)       (2,039)
  Deposits of policyholders' funds                                 82         1,643
  Withdrawal of policyholders' funds                           (4,867)      (11,695)
                                                             --------      --------
  NET CASH USED IN FINANCING ACTIVITIES                        (7,186)      (12,091)
                                                             --------      --------
     INCREASE IN CASH                                             181           122
Cash at beginning of year                                         258           189
                                                             --------      --------
CASH AT END OF PERIOD                                        $    439      $    311
                                                             ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                              RIVERSIDE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The condensed consolidated balance sheets of Riverside Group, Inc. and subsidiaries ("Riverside" or the "Company") as of March 31, 1996, the condensed consolidated statements of operations for the three months ended March 31, 1996 and 1995, the condensed consolidated statement of common stockholders' equity for the three months ended March 31, 1996 and the condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

2.       EQUITY INVESTMENT IN WICKES LUMBER COMPANY

         Summary financial information of Wickes Lumber Company ("Wickes") for the first three months of 1996 and 1995 follows (in thousands, except per share data):

                                                           Three Months Ended
                                                           ------------------
                                                               (unaudited)
                                                  March 30, 1996      April 1, 1995
                                                  --------------      -------------
   Operating Statement Data:
     Net sales                                        $152,508           $191,704
     Gross profit                                       34,930             45,557
     Net loss                                           (6,174)            (4,598)
     Net loss per common share                        $  (1.00)          $   (.75)

                                                   (unaudited)
                                                  March 30, 1996     December 30, 1995
                                                  --------------     -----------------
   Balance Sheet Data:
    Current assets                                    $195,852           $219,475
    Total assets                                       274,971            302,515
    Current liabilities                                 70,285             79,853
    Long term debt and other long-term liabilities     195,716            205,221
    Common stockholders' equity                       $  8,970           $ 15,129

         At March 31, 1996, the Company, owned 2,217,102 shares, or approximately 36%, of Wickes outstanding common stock. Included in the Company's results of operations for the first three months of 1996 and 1995 are net losses of $2,295,000 and $1,439,000 respectively, which represent the Company's share of Wickes net losses, less amortization of capitalized costs related to the Wickes investment.

         In January 1996 the Company entered into a definitive agreement with Wickes (the "Wickes Agreement") to purchase two million newly issued shares of common stock at an aggregate purchase price of $10 million. Closing of the definitive agreement is presently subject to, among other things, completion of the proposed Life Insurance Reorganization. See Note 3 of Notes to Condensed Consolidated Financial Statements. Acquisition of the additional shares would increase the Company's ownership in Wickes common stock to 53% of total common shares and 56% of voting common shares.

3.       LIFE INSURANCE REORGANIZATION

         On March 8, 1996, the Company entered into a definitive agreement with Circle Investors, Inc. (the "Circle Agreement") to combine its life insurance operations with those of Circle Investors, Inc. ("Circle") a privately held company engaged in providing financial services (the "Life Insurance Reorganization"). Pursuant to the Circle Agreement, a wholly-owned subsidiary of American Financial Acquisition Corporation ("AFAC") that wholly-owns all of AFAC's insurance subsidiaries will merge with and into Circle, with Circle surviving. Under the terms of the Circle Agreement the Company will receive net cash of $13.5 million, after taxes and expenses, and common and preferred shares of Circle. In addition, Circle will assume or replace $18 million of bank debt of AFAC. The Company will retain 950,000 shares of Wickes common stock and real estate with a net appraised value of $2 million (net of an $18 million mortgage) owned by American Founders. Completion of the Circle Agreement is subject to, among other things, approvals of insurance regulatory authorities and finalization of financing arrangements. Circle management has informed the Company that it has obtained written commitments from investors and lenders for the financing required to complete the transaction and that it is in the process of negotiating definitive agreements for such financing.

         During the first three months of 1996 the life insurance operations subject to the Circle Agreement generated income after taxes of $858,000. However based upon an evaluation of the life operations profits and the benefits to the Company of these operations additional deferred acquisition cost amortization of $571,000 was recorded for the first three months of 1996 reducing life insurance income to a net of $287,000. The additional amortization adjusts the value of the life insurance operations to approximate the estimated value of consideration to be received upon completion of the Life Insurance Reorganization.

4.       COMMITMENTS AND CONTINGENCIES

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

         On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the transaction contemplated by the Wickes Agreement is unfair and constitutes a waste of Wickes' assets and that Wickes and the Company breached their fiduciary duties in their approval of this transaction. The amended complaint, among other things, seeks on behalf of a purported class of Wickes' shareholders to enjoin, or to obtain damages with respect to, the transaction.

         In connection with the sale of Dependable Insurance Company, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. AFAC subordinated debentures in the amount of $2.1 million are pledged as collateral on these indemnities. Although future loss development will occur over a number of years the Company believes, based on all information presently available, that reserves transferred to the purchaser at the closing and those held by the Company are adequate for these indemnities. It is not anticipated that these indemnities will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

5.       NOTE PAYABLE

         As a result of the decrease during 1995 in the trading value of Wickes and the charges taken in the fourth quarter of 1995 related to the Life Insurance Reorganization, the Company has not been in compliance with certain requirements of its bank credit agreement. A waiver of these requirements through June 30, 1996, has been received from the banks to allow for completion of the Life Insurance Reorganization. Under the terms of the Life Insurance Reorganization the outstanding principal balance of the Company's bank credit agreement is to be repaid in full by Circle. Circle management has informed the Company that it has obtained written commitments from investors and lenders for the financing required to complete the transaction and that it is in the process of negotiating definitive agreements for such financing.

         Should the Company not complete the Life Insurance Reorganization by June 30, 1996, in order for the Company to maintain adequate liquidity and to meet the scheduled payments of principal and interest on its indebtedness, the Company would be required to obtain an extension of currently scheduled principal and interest payments, obtain additional financing or sell a significant amount of assets held by the Parent Company and to use the proceeds for parent Company purposes, which would require the consent of the Company's current bank lenders.

6.       INCOME TAXES

         The Company's effective tax rate was 0% for the three months ended March 31, 1996 and 1995. The Company presently believes it will be able to shelter the earnings of the life insurance operations with tax loss carryforwards. The losses of Wickes reduce the Company's GAAP basis in Wickes creating deferred tax benefits which are realized upon sale or subsequent increase in GAAP basis of Wickes common stock or other capital assets. Accordingly no current tax benefit is realized by the Company relative to Wickes.

7.       RELATED PARTY TRANSACTIONS

         In March of 1996 the Company entered into an employment agreement with its Chairman, J. Steven Wilson, with respect tohis employment by the Company during 1996. Pursuant to this agreement, Mr. Wilson received his entire 1996 salary at his 1995 rate of $208,040 in advance and received an advance against his 1996 bonus equal to the amount of his 1995 bonus of $200,000.

         On March 29, 1996, the Company made a loan of $154,114 to a company owned by a director of the Company. In addition the Company agreed to extend the maturity date of a previous loan of $225,000 to this company. Both loans bear interest at a rate of 7.5% and are presently scheduled to mature on May 14, 1996, with an option to extend an additional 60 calendar days subject to certain conditions. The Company presently anticipates the additional extension will be granted.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

                                     GENERAL

         The Company's general liquidity requirements consist primarily of providing funds for payment of debt and related interest and for operating expenses.

         The funds available to the Parent Company from operating sources continue to be limited pending the completion of the Life Insurance Reorganization. See Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein. Sources of funds available to the Parent Company include management fees and expense reimbursements for services provided to the Company's subsidiaries and affiliates; funds that may be generated from the sale of unrestricted assets; and intercompany advances from AFAC. The Company anticipates that these sources, together with cash on hand, will be adequate to meet the Company's liquidity needs through June 1996, by which time the Company expects to have completed the Life Insurance Reorganization.

         The Company anticipates that the net after-tax cash proceeds of the Life Insurance Reorganization will be approximately $13.5 million, of which the Company has agreed to utilize $10 million under the Wickes Agreement to acquire two million shares of Wickes Common Stock. See Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere herein. The Company anticipates that its funds on hand after completion of the Wickes investment, together with other sources of funds, will be adequate for the Company's liquidity requirements at least into 1997. In recent years the Company has realized a significant portion of its liquidity requirements through expense reimbursements and other distributions from its insurance subsidiaries. Following completion of the merger transaction these sources of funds will no longer be available.

         The Company's remaining operations after the Life Insurance Reorganization, exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in its debt instruments), will consist primarily of real estate sales, the operations of Wickes Financial Services Center, Inc. ("WFSC"), and the operations of Wickes Mortgage Lending ("WML"). Although revenues have increased for WML and WFSC has implemented a managing general agent structure which is less capital intensive, it is anticipated that the continued development of these operations will produce negative cash flows at least through the remainder of this year. The Company will continue to monitor the cash requirements and contributions of these operations. Should additional liquidity be necessary, the Company would be required to obtain additional financing or sell assets held by the Parent Company.

         As a result of the decrease during 1995 in the trading value of Wickes and the charges taken in the fourth quarter of 1995 related to the Life Insurance Reorganization the Company has not been in compliance with certain requirements of its bank credit agreement. A waiver of these requirements through June 30, 1996, has been received from the banks to allow for completion of the Life Insurance Reorganization. Under the terms of the Life Insurance Reorganization the outstanding principal balance of the Company's bank credit agreement is to be repaid in full by Circle. Circle has informed the Company it has obtained written commitments from investors and lenders for financing sufficient to complete the transaction and retire the Company's bank indebtedness and that it is in the process of negotiating definitive agreements for such financing. Should the Company not complete the Life Insurance Reorganization by June 30, 1996, in order for the Company to maintain adequate liquidity and to meet the scheduled payments of principal and interest on its indebtedness, the Company would be required to obtain an extension of currently scheduled principal and interest payments, obtain additional financing or sell a significant amount of assets held by the Parent Company and to use the proceeds for parent Company purposes, which would require the consent of the Company's current bank lenders. The Company believes that should the Circle Agreement, for any reason, be terminated the Company would be able to enter into a definitive agreement for a comparable transaction in a reasonable time frame. Although the Company believes it will complete the Life Insurance Reorganization by late June 1996, there can be no assurance that the Company will continue to have funds sufficient for its needs if the Life Insurance Reorganization does not occur by June 30, 1996.

         See Note 4 of Notes to Condensed Consolidated Financial Statements for a description of (i) litigation seeking, among other things, recission of the transaction in which Riverside acquired for approximately $6.5 million an aggregate of 739,198 shares of Wickes common stock and (ii) litigation seeking, among other things, to enjoin or to obtain damages with respect to the Wickes Agreement.

         During the first quarter of 1996, stockholders' equity decreased by a net of $7.1 million primarily as a result of first quarter losses sustained by Wickes of $2.3 million and decreases in the market value of invested assets of the life insurance subsidiaries of $4.3 million. The ratio of the Company's consolidated total recourse debt to stockholders' equity increased from 120% at December 31, 1995, to 152% at March 31, 1996. The increase in the debt to stockholders' equity ratio was dampened by retirement of $2.3 million of real estate mortgage debt.

                           LIFE INSURANCE SUBSIDIARIES

         During the first three months of 1996, approximately $4.4 million of cash was used by consolidated operating activities, including deposits and withdrawals of policyholders funds principally as the result of annuity surrenders and payment of death benefits.

         The life insurance subsidiaries' investment portfolio is highly liquid, consisting predominately of readily marketable securities. The life insurance subsidiaries do not expect any material changes in their cash requirements and are not aware of any other trends, events or uncertainties that are reasonably likely to have a material effect on liquidity needs of the life operations.

                              RESULTS OF OPERATIONS

                                     GENERAL

         The Company reported results of operations for the three months ended March 31, 1996 and 1995, as follows (in thousands):

                                                     Three Months Ended
                                                         (unaudited)
                                               March 31, 1996      March 31, 1995
                                               --------------      --------------
    Loss from continuing operations (1)          $(2,794)             $(1,598)
    Income from discontinued operations (2)            -                   98
                                                 --------             -------
         Net loss                                $(2,794)             $(1,500)
                                                 =======              =======

(1) Includes the Company's equity in losses of Wickes Lumber of $2,295,000 and $1,439,000 for the first quarters of 1996 and 1995, respectively. The first quarter of 1996 includes additional deferred acquisition cost amortization of $571,000. For a discussion of the additional amortization see Note 3 of Notes to Condensed Consolidated Financials Statments included elsewhere herein. Includes capital gains (losses) of $474,000 and $(48,000) for the first quarters of 1996 and 1995, respectively. The first quarter of 1995 includes income of $600,000 related to the settlement of a disputed financing proposal.

(2) Includes $285,000 of income in the first quarter of 1995 related to an arbitration award on a disputed reinsurance receivable

                              WICKES LUMBER COMPANY

         The following table provides comparative Wickes total operating statement data and the Company's equity in losses of Wickes:

                                             Three Months Ended
                                                 (unaudited)
                                    March 30, 1996        April 1, 1995
                                    --------------        -------------
   Total Operating Statement Data:
     Net sales                         $152,508             $191,704
     Gross profit                        34,930               45,557
     Net loss                            (6,174)              (4,598)
   Equity in losses of Wickes          $ (2,295)            $ (1,439)

Net Sales

         Wickes' net sales for the first quarter of 1996 decreased 20.4% to $152.5 million from $191.7 million for the first quarter of 1995. Same store sales declined 14.5% compared with the same period last year. Wickes believes that the decrease in same store sales is primarily attributable to severe weather conditions, a slowdown in residential construction and deflation in lumber prices. Wickes estimates that deflation in lumber prices accounted for a decrease in total sales of approximately 5.6%, or $8.5 million. Wickes' program to reduce the number of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. Wickes currently operates 20 fewer building centers than in the first quarter of 1995.

Gross Profit

         Wickes' 1996 first quarter gross profit decreased to $34.9 million from $45.6 million for the first quarter of 1995, a 23.3% decrease. Gross profit as a percent of sales decreased to 22.9% of sales for the first quarter of 1996 from 23.8% in 1995. The decline in gross profit as a percent of sales is primarily attributable to Wickes' continued emphasis on sales to the professional builder, resulting in an increase in the portion of the Wickes' sales comprised of lower margin commodity products, and to a lesser extent a program to reduce the amount of excess and slow-moving inventory. Wickes also estimates the decline in lumber prices during the first quarter of 1996, compared with the first quarter of 1995, resulted in a decrease of approximately $1.4 million in total gross profit.

Net Loss

         Wickes' first quarter has historically been adversely affected by seasonal decreases in building and construction activity in the Northeast and Midwest resulting from winter weather conditions. In the first quarter of 1996, the Northeast experienced record snowfalls which slowed construction activity in this area of the country.

         Wickes net loss increased to $6.2 million from $4.6 million for the first three months of 1996 compared to 1995 mainly as a result of lower sales, decreased gross profit margins and increased losses related to international operations. Partially offsetting the previous items were decreased selling, general and administrative expenses.

Equity in Losses of Wickes

         The Company's share of Wickes' losses increased by $.9 million. Of this amount $.5 million was due to increased Wickes' losses and $.4 million was due to a 6% increase in ownership of Wickes' outstanding common stock for the first quarter of 1996 compared to 1995.

                            LIFE INSURANCE OPERATIONS

         The following table sets forth comparative information with respect to the Company's life insurance operations.

                                      Quarter Ended March 31,
                                      -----------------------
                                                              Incr.
                                   1996         1995         (Decr.)
                                   ----         ----         -------
   Premiums and annuities           $1,966       $2,201       (11%)
   Benefits and losses               3,578        3,926        (9%)
   Policy acquisition expenses       1,057          666        59%
   Investment income                $3,155       $3,859       (18%)

         The decrease in premiums and annuity considerations for 1996 compared to 1995 is primarily the result of normal lapse activity as the Company does not presently have active life insurance marketing operations.

         Benefits and losses decreased during 1996 compared to 1995 primarily due to reduced surrender activity on annuity policies as a result of a large number of policies with surrender charges expiring in the first quarter of 1995. The decrease is partially offset by a $.4 million increase in death claims for the first quarter of 1996.

         Policy acquisition expenses increased in 1996 compared to 1995 due to additional deferred acquisition cost amortization of $571,000 related to the Life Insurance Reorganization. See Note 3 of Notes to Condensed Consolidated Financial Statements included elsewehere herein. All other acquisition costs decreased between years primarily as a result of reduced spreads on interest sensitive products which slows the rate at which these assets are amortized.

         The decrease in investment income in 1996 compared to 1995 resulted primarily from lower average invested assets, lower reinvestment rates and increased investment expenses related to expansion of mortgage lending activities. See "Investment Operations".

                              INVESTMENT OPERATIONS

         Investment operations include all invested assets of the life insurance subsidiaries and the parent company. Investment income, net of investment expenses, decreased 18% from 1996 to 1995 primarily as a result of reduced average invested assets, lower yields and increased investment expenses.

         Annualized investment yields on average invested assets were 5.5% in 1996 compared to 6.2% in 1995. Decreased yields primarily resulted from lower reinvestment rates and additional investment expenses related to the expansion of mortgage lending activities. Included in net investment income for the first three months of 1996 and 1995 were $(36,000), and $(115,000), respectively, of net real estate expense.

         Net realized investment gains (losses) for the first three months of 1996 and 1995 were $474,000 and $(98,000), respectively.

                      OPERATING COSTS AND INTEREST EXPENSE

         Other operating costs and expenses were $952,000 for the first quarter of 1996 compared to $1,479,000 in 1995. Decreased expenses resulted from reduced amortization due to intangible assets written off at year end 1995, data processing savings and other cost reduction efforts at the Company's life insurance subsidiaries and the implementation of a managing general agent structure at WFSC.

         Interest expense remained relatively level for the first quarter of 1996 compared to 1995 at $789,000 and $795,000, respectively.

                                  INCOME TAXES

         The Company's effective tax rate was 0% for the three months ended March 31, 1996 and 1995. The Company presently believes it will be able to shelter the earnings of the life insurance operations with tax loss carryforwards. The losses of Wickes reduce the Company's GAAP basis in Wickes creating deferred tax benefits which are realized upon sale or subsequent increase in GAAP basis of Wickes common stock or other capital assets. Accordingly no current tax benefit is realized by the Company relative to Wickes.

                                     PART II
                                OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         For a description of the proposed transactions to buy additional shares of Wickes common stock and the reorganization of the Company's life insurance operations, see Note 2 and Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

         (a)      Exhibits

                  27   Financial Data Schedule (SEC Use Only)

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

RIVERSIDE GROUP, INC.

/s/ Duane T. Miller
- --------------------------
Duane T. Miller
Vice President and
Controller



/s/ Wayne A. Schreck
- --------------------------
Wayne A. Schreck
Executive Vice President
(Chief Accounting Officer)





Dated:  May 15, 1996