Form 10-Q
period 1996-06-30
RIVERSIDE GROUP INC/FL
filed 1996-08-13
CIK 277356

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                Commission File
For Quarter Ended    June 30, 1996                              Number  0-9209
                     -------------                                      -------


                             RIVERSIDE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Florida                                              59-1144172
- -----------------------------                           -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                     32256
- -------------------------------------------                   ----------
(Address of principal executive offices)                      (Zip Code)



           Registrant's telephone number, including area code number
                                  904-281-2200
                                  ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X         No
                                          ---            ---


On August 8, 1996, there were 5,311,123 shares of the Registrant's common stock outstanding.

                             RIVERSIDE GROUP, INC.

                                     INDEX


                                                                                          PAGE
                                                                                         NUMBER
                                                                                        -------
PART I.                 FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets
                June 30, 1996 (Unaudited)
                and December 31, 1995                                                    3

                Condensed Consolidated Statements
                of Operations
                Six and three months ended
                June 30, 1996 and 1995 (Unaudited)                                       4

                Condensed Consolidated Statement
                of Common Stockholders' Equity
                Six months ended
                June 30, 1996 (Unaudited)                                                5

                Condensed Consolidated Statements of
                Cash Flows
                Six months ended
                June 30, 1996 and 1995 (Unaudited)                                       6

                Notes to Condensed Consolidated
                Financial Statements (Unaudited)                                         7

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                                           11

PART II.

     Item 5.    Other Information                                                       16

     Item 6.    Exhibits and Reports on Form 8-K                                        16

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 and DECEMBER 31, 1995
                        (in thousands except share data)


                                                              (UNAUDITED)
                                                                JUNE 30,           DECEMBER 31
                                                                  1996                1995
                                                             ------------        ------------
                          ASSETS
CURRENT ASSETS:
  Cash, short-term and other investments                     $      7,528        $     21,100
  Accounts receivable, less allowance for
     doubtful accounts of $5,778 in 1996                           88,017
  Inventory                                                       110,672
  Deferred tax asset                                               25,906
  Prepaid expenses                                                  3,469
                                                             ------------        ------------
      Total current assets                                        235,592              21,100

Investment in real estate                                          17,595              17,879
Investment in life insurance subsidiaries, at equity                5,900
Investment in Wickes Lumber Company, at equity                                         11,210
Property, plant and equipment, net                                 53,020
Trademark (net of accumulated amortization of $9,941 in 1996)       7,059
Deferred tax asset                                                  1,674                 825
Excess of cost over fair value of assets acquired                   8,796
Other assets (net of accumulated amortization of
    $5,972 in 1996 and  $4,959 in 1995)                            17,616               3,561
Investments:
  Fixed maturities                                                                    147,152
  Equity securities                                                                       838
  Mortgage and construction loans                                                      26,903
  Policy loans                                                                         19,827
Accrued investment income                                                               2,488
Reinsurance receivables                                                                28,500
Value of acquired insurance in force                                                   18,415
Deferred policy acquistion costs                                                        2,027
                                                             ------------        ------------
      Total assets                                           $    347,252        $    300,725
                                                             ============        ============


               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                       $      1,082        $      7,645
  Accounts payable                                                 53,990
  Income tax payable                                                  601
  Accrued liabilities                                              32,077               5,022
                                                             ------------        ------------
    Total current liabilities                                      87,750              12,667

Long-term debt, less current maturities                           209,344              23,570
Mortgage debt                                                      17,798
Other long-term liabilities                                         2,920
Future life insurance benefits                                                        140,295
Policyholder contract deposits and other funds                                         97,171
Unpaid claims                                                                             966
                                                             ------------        ------------
     Total liabilities                                            317,812             274,669

Minority interest                                                   9,970
Commitments and contigencies (Note 4)

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value; 20,000,000 shares authorized;         531                 531
     issued and oustanding, 5,311,123 in 1996 and 1995
  Additional paid in capital                                       17,209              17,209
  Retained Earnings                                                 1,730               3,923
  Unrealized investment appreciation net of taxes and deferred
       policy acquistion costs of $884 in 1995                                          4,393
                                                             ------------        ------------
  Total common stockholders' equity                                19,470              26,056
                                                             ------------        ------------

  Total liabilities and common stockholders' equity          $    347,252        $    300,725
                                                             ============        ============

  See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (unaudited)


                                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                                 -----------------------------    ---------------------------
                                                                      1996           1995             1996           1995
                                                                  ----------    -----------       ------------    -----------
Premiums and annuity considerations                               $    1,258    $     2,110        $     3,224    $     4,311
Net investment income                                                  3,036          3,707              6,193          7,569
Net realized gains                                                       743            344              1,217            296
Equity in income(losses) of Wickes Lumber Company                        580            694             (1,715)          (745)
Other income(expense)                                                    (84)          (171)               196            689
                                                                  ----------    -----------        -----------    -----------

  Total revenues                                                       5,533          6,684              9,115         12,120

Policyholder benefits                                                  2,227          2,808              5,805          6,734
Policy acquistion expenses                                               969            892              2,026          1,558
Other operating costs and expenses                                     1,400          1,110              2,352          2,757
Interest expense                                                         767            772              1,556          1,567
                                                                  ----------    -----------        -----------    -----------

  Total expenses                                                       5,363          5,582             11,739         12,616

Gain realized on reorganization of life insurance
  subsidiaries                                                           431             --                431             --
                                                                  ----------    -----------        -----------    -----------
Income/(loss) from continuing operations before income taxes             601          1,102             (2,193)          (496)
Income tax expense                                                        --             --                 --             --
                                                                  ----------    -----------        -----------    -----------
Income/(loss) from continuing operations                                601          1,102             (2,193)          (496)

Loss  from operations of discontinued property
  and casualty insurance company                                          --           (116)                --            (18)
                                                                  ----------    -----------        -----------    -----------
  Net income/(loss)                                               $      601    $       986        $    (2,193)   $      (514)
                                                                  ==========    ===========        ===========    ===========




Earnings (loss) per share:
  Income/(loss)  from continuing operations                       $     0.11    $      0.20        $     (0.41)   $     (0.09)
  Loss  from discontinued operations                                    0.00          (0.02)              0.00           0.00
                                                                  ----------    -----------        -----------    -----------
  Net income(loss) per share                                      $     0.11    $      0.18        $     (0.41)   $     (0.09)
                                                                  ==========    ===========        ===========    ===========


Weighted average number of common shares
  used in computing earnings per share                             5,311,123      5,365,546          5,311,123      5,366,370




  See accompanying Notes to Condensed Consolidated Financial Statements.

                    RIVERSIDE GROUP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                (in thousands)
                                 (unaudited)



                                                                                          UNREALIZED            TOTAL
                                                                 ADDITIONAL               INVESTMENT           COMMON
                                                       COMMON    PAID-IN    RETAINED      APPRECIATION       STOCKHOLDERS'
                                                       STOCK     CAPITAL    EARNINGS      (DEPRECIATION)       EQUITY
                                                    ---------- -----------  ---------   ----------------   ---------------
Balance, December 31, 1995                          $  531     $  17,209    $  3,923      $   4,393        $     26,056


Net loss                                                                     (2,193)                             (2,193)


Change in unrealized investment appreciation
   of fixed maturities and equity securities                                                 (4,393)             (4,393)


                                                    ------     ---------   --------       ---------        ------------
Balance, June 30, 1996                              $  531     $  17,209   $  1,730       $       0        $     19,470
                                                    ======     =========   ========       =========        ============

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                 -----------------------------
OPERATING ACTIVITES:                                                                1996              1995
                                                                                 ----------        ----------
  Net loss                                                                       $   (2,193)       $     (514)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Net change in deferred acquistion costs                                              49             1,302
    Gain on Life Insurance Reorganization                                              (430)
    Provision for deferred income taxes                                                                    13
    Net realized investment gains(losses)                                            (1,217)               48
    Depreciation and amortization                                                       505               354
    Interest on policyholder's funds                                                  3,469             4,367
    Equity in losses of Wickes Lumber                                                 1,715               745
    Minority interest and non-cash adjustments
    Change in other assets and liabilities:
      Premiums receivable and unearned premiums                                          80                10
      Accrued investment income                                                         197               241
      Reserve for unpaid claims, policy benefits and
        recoverable on paid losses from reinsurers and others                          (504)             (602)
      Other assets                                                                     (998)              231
      Net liabilities of discontinued operations, other liabilities
       and current income taxes                                                        (358)           (4,335)
                                                                                 ----------        ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                           315             1,860

  INVESTING ACTIVITIES
    Purchase of investments:
      Fixed maturities available for sale                                           (36,867)          (33,169)
      Equity securities                                                              (8,602)          (13,375)
      Investment real estate                                                           (137)              (69)
      Mortgage, construction and policy loans                                        (9,787)           (1,351)
      Securites of Wickes Lumber Company                                            (10,000)
    Net assets of Life Insurance Reorganization                                     (28,202)
    Sale, maturity, and principal reductions of investments:
      Fixed maturities available for sale                                            41,675            32,897
      Equity securities                                                               8,643            12,931
      Investment real estate                                                            591            13,789
      Mortgage, construction and policy loans                                         2,294             2,825
    Life Insurance Reorganization proceeds                                           35,000
                                                                                 ----------        ----------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                        (5,392)           14,478

  FINANCING ACTIVITIES
      Repayment of debt                                                             (20,402)          (12,529)
      Increase in borrowings                                                         17,798
      Purchase and retirement of treasury shares                                                         (918)
      Deposits of policyholders'  funds                                                 192               494
      Withdrawal of policyholders' funds                                             (8,665)          (19,131)
                                                                                 ----------        ----------
    NET CASH USED IN FINANCING ACTIVITIES                                           (11,077)          (32,084)

      INCREASE (DECREASE) IN CASH                                                   (16,154)          (15,746)

      Cash at beginning of year                                                      21,100            22,451
      Wickes Lumber Cash Balance                                                      2,582
                                                                                 ----------        ----------
      CASH AT END OF PERIOD                                                      $    7,528        $    6,705
                                                                                 ==========        ==========


      See accompanying Notes to Condensed Consolidated Financial Statements.

                             RIVERSIDE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation

     The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. (the "Company") and its wholly-owned and majority owned subsidiaries, except for Wickes Lumber Company ("Wickes"). The Company's investment in Wickes is recorded under the equity method on the statement of operations and cash flows for the six months and three months ended June 30, 1996, and is consolidated in the balance sheet as of June 30, 1996. See note 2 regarding the Company's acquisition of additional shares of Wickes and the resulting financial reporting changes.

     The condensed consolidated balance sheets as of June 30, 1996, the condensed consolidated statements of operations for the six months and three months ended June 30, 1996 and 1995, the condensed consolidated statement of common stockholders' equity for the six months ended June 30, 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for all periods presented have been made.

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

2. INVESTMENT IN WICKES LUMBER COMPANY

     The Company acquired two million newly issued shares of Wickes' common stock on June 20, 1996. The purchase of additional shares increased the Company's ownership in Wickes from 36% to 52% of Wickes' total common shares and from 30% to 55% of Wickes' voting common shares. The accompanying consolidated balance sheet includes Wickes at June 30, 1996 and the accompanying December 31, 1995 consolidated balance sheet has been presented in a classified format consistent with the June 30, 1996 presentation. Additionally, the results of operations and cash flows of Wickes will be consolidated with the Company beginning July 1, 1996. Prior to July 1, 1996, Wickes' operations and cash flows have been reflected on the equity method.

     The acquisition of Wickes has been recorded as a step acquisition using the purchase method of accounting. Such acquisition resulted in approximately $8.8 million in goodwill reflected in the accompanying balance sheet. Summary financial information of Wickes for the second quarter and first six months of 1996 and 1995 follow (in thousands, except per share data):

                                              Three Months Ended              Six Months Ended
                                         ----------------------------    ----------------------------
                                                 (unaudited)                     (unaudited)
                                         June 29, 1996   July 1, 1995    June 29, 1996   July 1, 1995
                                         -------------   ------------    -------------   ------------
Operating Statement Data:
     Net sales                           $    228,773      $272,791          $381,281      $  464,495
     Gross profit                              51,209        63,936            86,139         109,493
     Net income(loss)                           1,881         2,470            (4,293)         (2,128)
     Net income(loss) per Wickes
      common share                       $        .29      $   0.40          $   (.68)     $    (0.35)

                                             (unaudited)
                                            June 29, 1996              December 30, 1995
                                            -------------              -----------------
Balance Sheet Data:
     Current assets                         $    229,951                     $219,475
     Total assets                                307,237                      302,515
     Current liabilities                          84,794                       79,853
     Long term debt and other long-term
      liabilities                                201,774                      207,533
     Common stockholders' equity            $     20,669                     $ 15,129


     At June 30, 1996, the Company, owned 4,217,290 shares, or approximately 52%, of Wickes' outstanding common stock. Included in the Company's results of operations for the first six months of 1996 and 1995 are net losses of $1,715,000 and $745,000 respectively, which represent the Company's share of Wickes' net losses, less amortization of capitalized costs related to the Wickes investment.

     Had the acquisition of additional shares of Wickes occurred at January 1, 1995, the Company's proforma operating statement data for the six months ended June 30, 1996 and 1995 would appear as follows:

                                                   Six Months Ended
                                                   ----------------
                                                     (unaudited)
                                            June 30, 1996  June 30, 1995
                                            -------------  -------------
        Proforma Operating Statement Data:
        Net sales                               $381,281       $464,495
        Gross profit                              86,139        109,493
        Net loss                                  (2,783)          (954)
        Net income(loss) per common share          (0.52)         (0.18)


3. LIFE INSURANCE REORGANIZATION

     On June 6, 1996, the Company completed the reorganization of its life insurance operations with Circle Investors, Inc. ("Circle"), a privately held company engaged in providing financial services (the "Life

Insurance Reorganization"). As a result of the transaction, a wholly-owned subsidiary of American Financial Acquisition Corporation ("AFAC"), which wholly-owned all of the Company's insurance subsidiaries, was merged with and into Circle, with Circle surviving. The Company received net cash of $13.5 million, after payment in full of the AFAC bank debt, taxes and expenses. Additionally, the Company received 2,267,000 shares of Circle common stock and 3,600 shares of Circle Series C Preferred Stock. The Company also retained 950,000 shares of Wickes common stock, real estate with a net appraised value of $2 million and certain miscellaneous assets that were previously owned by the insurance subsidiaries.. These retained assets have been recorded at the lower of historical carryover cost or fair value, consistent with transactions between companies under common control. The real estate appraised value is net of an $18 million mortgage owned by American Founders Life Insurance Company ("AFL") (see note 5).

     The Company previously estimated and reported a loss on the reorganization of the life insurance operations in the year ended December 31, 1995 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". A net gain on the reorganization of $431,000 is reflected in the second quarter of 1996 as an adjustment to the previous estimate. The gain is primarily related to consideration paid to the Company by the life insurance subsidiaries for utilization of tax benefits related to life insurance operations through the date the transaction closed.

     The Company has recorded its investment in Circle at $2.3 million for the common shares ($1.00 per share) plus $3.6 million liquidation value, for the preferred shares, for a total of $5.9 million. The Company's investment in Circle will be reported in subsequent financial statements on an equity basis. The consolidated balance sheet as of June 30, 1996 does not, and future consolidated balance sheets will not, include the consolidated assets and liabilities of Circle's life insurance operations.

     Up to the closing of the Life Insurance Reorganization, the life insurance operations generated income after taxes of $1,003,000. However, based on an evaluation of the life operations profits and the benefits to the Company of these operations, additional deferred acquisition cost amortization of $674,000 was recorded reducing life insurance income to a net of $329,000.

4. COMMITMENTS AND CONTINGENCIES

   On or about August 11, 1993, FynSyn Capital Corp. ("FynSyn") and a related entity, Wickes Lumber Investment Partnership ("WLIP"), sold an aggregate of 260,760 shares of Wickes' common stock, an option to acquire 374,516 additional shares of Wickes' common stock and 10.33 shares of Wickes' 9% redeemable preferred stock to the Company. In connection with this sale, FynSyn stated that it was unable to locate the stock certificate representing the preferred stock and executed and delivered to Wickes an affidavit of loss and indemnity agreement, in reliance on which Wickes issued a replacement stock certificate to FynSyn, which was delivered to the Company upon completion of the sale. The
10.33 preferred shares were converted into approximately 103,922 shares of Wickes common stock as part of Wickes' plan of recapitalization completed on October 22, 1993. In February 1994, a third party informed Wickes that FynSyn had previously transferred the 10.33 preferred shares to the third party in 1989. In July 1994, FynSyn and WLIP commenced an action in Superior Court of New Jersey, Essex County, Chancery Division, styled FynSyn Capital Corporation and Wickes Lumber Investment Partnership vs. Bankers Trust Company, et al. FynSyn and WLIP are seeking, among other things, rescission of the affidavit of loss and indemnity agreement and the rescission or reformation of the terms of the sale of all of their Wickes securities to the Company. In 1995, this action was removed to the United States District Court for the District of New Jersey. The Company and Wickes have answered the complaint in this action and counterclaimed seeking, among other things, indemnity and enforcement of their contractual rights. Wickes has also sought declaratory relief as to the respective rights and liabilities of Wickes and the Company, as well as FynSyn and the third party related to and as a consequence of these matters and seeking indemnity from FynSyn. The Company and Wickes intend to pursue vigorously their respective rights against FynSyn, WLIP and related parties, and the Company intends to defend vigorously the claims of FynSyn and WLIP.

     On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the acquisition by the Company of two million shares of Wickes (the "Wickes Acquisition") is unfair and constitutes a waste of Wickes' assets and that Wickes and the Company breached their fiduciary duties in their approval of this transaction. The amended complaint, among other things, seeks on behalf of a purported class of Wickes' shareholders to obtain injunctive relief or damages with respect to the transaction.

     In connection with the sale of Dependable Insurance Company, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. AFAC subordinated debentures in the amount of $2.1 million are pledged as collateral on these indemnities. Although future loss development will occur over a number of years; the Company believes, based on all information presently available, that reserves transferred to the purchaser at the closing and those held by the Company are adequate for these indemnities. It is not anticipated that these indemnities will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Accrued liabilities at June 30, 1996, includes approximately $1,007,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal on real property owned by Wickes.

     Many of the building center facilities presently and formerly operated by Wickes and its predecessor contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes, the remediation of which Wickes could, under certain circumstances, be held responsible. Since 1988, Wickes has incurred approximately $2.1 million of costs, net of recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

     At June 29, 1966, Wickes had an investment in Riverside International Corporation, which conducts operations in Russia, of $2.6 million. This investment entails significant inherent risks, including expropriation, legal, currency, crime, management, labor, weather and other operational risks.

     Wickes is one of many defendants in approximately 150 actions, each of which seeks unspecified damages, brought in 1993, 1994, 1995, and 1996 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by the same counsel. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes.

5. LONG TERM AND MORTGAGE DEBT

     Consolidated long-term debt is comprised of the following at June 30, 1996 (in thousands):


                  The Company
                  Subordinated debt                  $  9,374
                  Other                                 1,511
                  Less: current maturities               (871)
                                                     --------
                  The Company long-term debt         $ 10,014

                  Wickes
                  Revolving line of credit           $  9,241
                  Senior subordinated notes           100,000
                  Other                                   300
                  Less: current maturities               (211)
                                                     --------
                  Wickes' long-term debt             $199,330

                  Total Consolidated long-term debt  $209,344
                                                     ========

                  Mortgage debt                      $ 17,789
                                                     ========


     THE COMPANY


     As a result of the decrease during 1995 in the trading value of Wickes' common stock and the charges taken in the fourth quarter of 1995 related to the Life Insurance Reorganization, the Company had not been in compliance with certain requirements of its bank credit agreement. This issue was resolved with the completion of the Life Insurance Reorganization and the repayment in full of the bank credit agreement.

     As a part of the Life Insurance Reorganization, the Company purchased certain real estate owned by AFL (see note 3). The Company issued a series of seven secured non-recourse promissory notes (the "Notes") with an aggregate principal amount of $17,789, equal to 90% of the price of the real estate parcels purchased from AFL. Principal and interest payments are due in annual installments, commencing on the first anniversary of the Notes. Each annual installment is calculated based upon equal payments amortized over a term of 20 years. A balloon payment of the remaining principal balance is due on the seventh anniversary of the Notes. The Notes bear interest at a rate adjusted quarterly, equal to the London InterBank

Offered Rate ("LIBOR"), plus three hundred basis points. The Notes are secured by first priority mortgages covering all of the real estate. On each anniversary of the Notes, the Company is required to provide AFL with an independent appraisal of the real estate, subject to the mortgages ("Appraised Values"). If the outstanding principal amount of the Notes exceed 85% of the Appraised Value on the first anniversary or 80% of the Appraised Value with each anniversary thereafter, the Company is required, prior to the next succeeding December 31, to make an additional principal payment on the Notes in an amount equal to such excess. A parcel of real estate that is subject to the mortgage may be sold by the Company only in cash transactions with the prior consent of AFL. Subject to certain exclusions, the entire sales proceeds is required to be paid to AFL to fund an escrow account for the payment of property taxes, and to pay accrued and unpaid interest and any remaining principal balance on the Notes. As additional security for the Notes, the Company pledged as collateral 3,600 shares of Circle Series C preferred stock, 2,267,000 shares of Circle common stock and 1,000,000 shares of Wickes' common stock. At the end of each calendar quarter, the collateral pledged is adjusted according to changes in market value.

     WICKES MORTGAGE LENDING

     On June 26, 1996, Wickes Mortgage Lending, Inc. ("WML"), obtained an $11,000,000 warehousing lending line of credit (the "Line") from Liberty Savings Bank ("Liberty") for first mortgage loans for funding mortgage loans to its customers, subject to the following limitations: (1) Speculative and Pre-Sold Home Loans ("Spec Loans") - loans to qualified builders for the purpose of constructing one-family residential houses - are limited to an aggregate maximum amount of $5,000,000, (2) Permanent End Loans ("Permanent Loans") - loans to qualified home buyers for the purpose of purchasing or refinancing existing home mortgages - are limited to an aggregate maximum amount of $1,000,000 and (3) Construction/Permanent Loans ("CP Loans") - loans made to qualified home buying customers for construction loans that can be converted to permanent loans - are limited to an aggregate maximum amount of 5,000,000. Interest accrues daily at the prime rate plus 25 basis points for Spec Loans at a variable rate equal to the prime rate for Permanent Loans, and at rates periodically published by Liberty for CP Loans. Interest is paid monthly for all types of loans. Other fees associated with the Line include an annual warehouse fee equal to 25 basis points on the total available amount of the Line, a $175 set up fee for each Spec Loan submitted and a $25 set up fee for each Permanent Loan submitted. The initial term of the Line is one year. Liberty may cancel the line at its anniversary date with 90 days notice. The Line is guaranteed by the Company. To secure this guarantee, the Company pledged 425,000 shares of Wickes' common stock as collateral. In the event that, at any time, the value of the collateral based upon the closing price of Wickes' common stock, as reported in the Wall Street Journal, is less than $1,650,000, the Company is required, within five business days, to pledge to Liberty additional shares of Wickes to bring the total value of the collateral to at least $2,200,000. The unused amount available for borrowing at June 30, 1996, was $11,000,000.

     WICKES LUMBER COMPANY

     Wickes' debt includes a revolving line of credit which was amended and restated on March 12, 1996. Among other things, the amendment and restatement
(i) extended the term of the facility 15 months to January 1998, (ii) reduced the maximum borrowing limit $15 million to $130 million and (iii) modified certain covenants. Under the revolving line of credit, Wickes may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing, at June 30, 1996, was $24,046,000. Collateral for the revolving line of credit, including all of Wickes' accounts receivable, inventory, general intangibles and certain real estate, machinery and equipment. Covenants under the related debt agreements require, among restrictions, that Wickes maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricts capital expenditures, the incurrence of additional debt, asset sales, dividends, investments and acquisitions.

     In addition, Wickes' debt includes 10-year unsecured senior subordinated notes issued October 22, 1993. Interest on the notes is at the annual rate of 11 5-8%, payable semi-annually. Covenants under the related indenture restrict among other things, the payment of dividends, the prepayment of certain debt, the incurrence of additional debt if certain financial ratios are not met, and the sale of certain assets unless the proceeds are applied to the notes. In addition, the notes require that, upon a change in control of Wickes, Wickes must offer to purchase the notes at 101% of the principal thereof, plus accrued interest.

6. INCOME TAXES

     The Company's effective tax rate was 0% for the six months ended June 30, 1996 and 1995. The current tax expense on the life insurance reorganization has been offset by a reduction in previously recorded deferred tax expense.
The increased ownership in Wickes by the Company does not result in consolidation for income tax filing purposes. Thus, each company will continue to separately determine its income tax liability. The losses of Wickes reduce the Company's GAAP basis in Wickes creating deferred tax benefits which are realized upon sale or subsequent increase in GAAP basis of Wickes common stock.

7. RELATED PARTY TRANSACTIONS

     In March 1996, the Company entered into an employment agreement with its Chairman, J. Steven Wilson, with respect to his employment by the Company during 1996. Pursuant to this agreement, Mr. Wilson received his entire 1996 salary at his 1995 rate of $208,040 in advance and received an advance against his 1996 bonus equal to the amount of his 1995 bonus of $200,000.

     On March 29, 1996, the Company made a loan of $154,114 to a company owned by a director of the Company. In addition, the Company agreed to extend the maturity date of a previous loan of $225,000 to this company. Both loans bear interest at a rate of 7.5%. The maturity date of both loans has been extended to October 15, 1996.

8.   SUBSEQUENT EVENT

     In July 1996, WML, a wholly owned subsidiary of the Company, entered into a definitive agreement with Wickes (the "Mortgage Marketing Agreement") in which Wickes and WML will jointly develop, market and implement a mortgage lending program to and through Wickes' builder customers. As part of the agreement, Wickes agreed to reimburse WML for "start-up costs" incurred by the hiring of additional loan representatives. The Company estimates these reimbursements in 1996 to be approximately $1,024,000. The agreement terminates on December 31, 1997, and may be extended thereafter on a month by month basis.

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

                        LIQUIDITY AND CAPITAL RESOURCES

     THE COMPANY

     The Completion of the Life Insurance Reorganization (see note 3), on June 6, 1996, provided cash of $14.4 million after payment of $18.0 million of bank debt and the $2.0 million down payment for the real estate and before expenses and income taxes. It is estimated that after expenses and income taxes are paid in the next quarter, the net cash proceeds will be $13.5 million, as reported previously. The Company used $10 million of the proceeds to acquire two million shares of Wickes common stock on June 20, 1996 (see note 2). The completion of these two transactions resulted in significant changes in accounting for the investment in Wickes and financial reporting changes for the Company (see notes 2 and 3).

     At August 6, 1996, the Company had $4.4 million in cash and short-term investments. The Company's general liquidity requirements consist primarily of funds for payment of debt and related interest, and for operating expenses.
The Company anticipates that its funds will be adequate for its liquidity requirements at least until mid 1997. Remaining operations after the Life Insurance Reorganization, exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in its debt instruments), consist primarily of real estate sales, the operations of Wickes Financial Services Center, Inc. ("WFSC") and the operations of Wickes Mortgage Lending, Inc. ("WML"). Although revenues are increasing for WML and WFSC has implemented a managing general agent structure which is less capital intensive, the Company anticipates these operations will continue to produce negative cash flows through the remainder of this year. The Company believes that modifications could, if necessary, be made to the business plan for these operations that would reduce negative cash flow and help to control liquidity. In addition, should additional liquidity be necessary or desirable, the Company could obtain additional financing or sell assets.

     As a result of the decrease during 1995 in the trading value of Wickes' common stock and the charges taken in the fourth quarter of 1995 related to the Life Insurance Reorganization, the Company had not been in compliance with certain requirements of its bank credit agreement. This issue has been resolved with the completion of the Life Insurance Reorganization and resulting repayment in full of the bank credit agreement.

     On August 9, 1996, the Company announced that its Board of Directors approved a plan to acquire in open market transactions from time to time up to 100,000 shares of the Company's common stock.

     See note 4 of Notes to Condensed Consolidated Financial Statements for a description of (i) litigation seeking, among other things, recision of the transaction in which Riverside acquired for approximately $6.5 million an aggregate of 739,198 shares of Wickes common stock and (ii) litigation seeking, among other things, to enjoin or to obtain damages with respect to the Wickes Acquisition.

     During the first six months of 1996, stockholders' equity decreased by a net of $6.6 million primarily as a result of losses sustained by Wickes of $1.7 million and decreases in the market value of invested assets of the life insurance subsidiaries of $4.4 million.

     WICKES

     Wickes' principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. Wickes' primary need for capital resources is to finance inventory and accounts receivable.

     The first half of the year, historically, generates negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, Wickes normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales and in the second quarter as a result of increased sales activity. In the first half of 1996, Wickes utilized its revolving line of credit, as well as proceeds from the sales of excess property, plant and equipment to provide funds used by operations.

     On June 20, 1996, Wickes sold to the Company, two million newly-issued shares of Wickes' common stock for $10 million in cash. As a result of this issue, approximately $12 million in real estate was released from the total collateral required under Wickes' revolving line of credit.

     Wickes' capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of equipment and management information systems. In the first six months of 1996, Wickes spent $2.0 million on capital expenditures. Wickes expects to spend approximately $4 million for all of 1996. Under Wickes' bank revolving credit agreement, as amended, capital expenditures during 1996 are limited to $6 million plus any portion of the permitted capital expenditures for 1995 that were not spent in 1995. Wickes expects to fund capital expenditures through borrowings and its internally generated cash flow.

     In April of 1996, Wickes began operating a new component manufacturing facility in Elwood, Indiana. The operation manufactures trusses and wall panels for several of Wickes' Indiana and Ohio centers. The facility is located on the site of a former Wickes center.

     Through the first six months of 1996, Wickes has also generated $3.2 million from the sale of real estate for two closed lumber centers and 280 excess delivery vehicles and forklifts. This compares with only $0.6 million generated in the first six months of 1995.

     Wickes maintained excess availability under its revolving line of credit throughout the first six months of 1996. At the end of the second quarter of 1996, total borrowings under the revolving line of credit were $33.7 million lower than at the end of the second quarter of 1995. Under the current terms of Wickes' bank revolving credit agreement, Wickes believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At July 27, 1996, $99.5 million was outstanding under Wickes' revolving line of credit, and the unused availability was approximately $25.0 million.

                            RESULTS OF OPERATIONS

                                    GENERAL

     The Company reported results of operations for the quarter and six months ended June 30, 1996 and 1995, as follows (in thousands):


                                     Three Months Ended June 30,               Six Months Ended June 30,
                                             (unaudited)                              (unaudited)
                                         1996           1995                       1996          1995
                                        -----          -----                      -----          -----
        Income(loss) from continuing
         operations (1)                 $ 601          $1,102                   $(2,193)        $(496)
        Income(loss) from discontinued
         operations (2)                   ---            (116)                      ---           (18)
                                        -----          ------                   -------         -----
              Net income (loss)         $ 601          $  986                   $(2,193)        $(514)
                                        =====          ======                   =======         =====


(1) Includes the Company's equity in income(losses) of Wickes for the second quarter of 1996 and 1995 of $580,000 and $694,000 respectively, and ($1,715,000) and ($745,000) for year-to-date 1996 and 1995, respectively.
     1996 includes additional deferred acquisition cost amortization of $674,000. For a discussion of the additional amortization see Note 3 of Notes to Condensed Consolidated Financials Statements included elsewhere herein. Includes net realized gains on life insurance investments of $893,000 and $344,000 for the second quarters of 1996 and 1995, respectively, and $1,367,000 and $296,000 for the six months ended June 30, 1996 and 1995, respectively. The second quarter of 1995 includes income of $600,000 related to the settlement of a disputed financing proposal.

(2) 1995 includes first quarter income of $285,000 related to an arbitration award on disputed reinsurance receivable.

                             WICKES LUMBER COMPANY

     The following table provides Wickes' comparative total operating statement data and the Company's equity in income(losses) of Wickes:

                                             Three Months Ended                 Six Months Ended
                                             ------------------                 ----------------
                                                (unaudited)                       (unaudited)
                                      June 29, 1996     July 1, 1995      June 29, 1996     July 1, 1995
                                      -------------     ------------      -------------     ------------
Total Operating Statement
Data:
 Net sales                              $228,773          $272,791           $381,281          $464,495
 Gross profit                             51,209            63,936             86,139           109,493
 Net income(loss)                          1,881             2,470             (4,293)           (2,128)
Equity in income(losses)
of Wickes                               $    580          $    694           $ (1,715)         $   (745)

Net Sales

     Net sales for the second quarter of 1996 decreased 16.1% to $228.8 million from $272.8 million for the second quarter of 1995. Same store sales declined 9.6% compared with the same period last year. Wickes believes that the decrease in same store sales is primarily attributable to a slowdown in residential construction, severe spring rains in the midwest and a 23% reduction in sales staff. Wickes estimates that deflation in lumber prices accounted for a decrease in total sales of approximately 0.8%, or $1.9 million. Same store sales to Wickes' primary customer, residential and commercial builders, declined only 1.8% when compared with the second quarter of 1995. Wickes' program to reduce the number of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. Wickes currently operates 110 building centers, 17 fewer than at the end of the first quarter of 1995.

     Net sales for the first six months of 1996 decreased 17.9% to $381.3 million from $464.5 million for the first six months of 1995. Same store sales declined 11.6% compared with the same period last year. Wickes believes that the decrease in same store sales is primarily attributable to a slowdown in residential construction, deflation in lumber prices, severe weather conditions, and a 22.4% decrease in sales staff. Wickes estimates that deflation in lumber prices accounted for a decrease in total sales of approximately 2.7% or $10.4 million. Same store sales to Wickes primary customer, residential and commercial builders, declined only 3.4% when compared with the second quarter of 1995. Wickes' program to reduce the under of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. Wickes currently operates 110 building centers, 17 fewer than at the end of the second quarter of 1995.

Gross Profit

     1996 second quarter gross profit decreased to $51.2 million from $63.9 million for the second quarter of 1995, a 19.9% decrease. Gross profit as a percent of sales decreased to 22.4% of sales for the second quarter of 1996 from 23.4% in 1995. The decline in gross profit as a percent of sales is primarily attributable to Wickes' continued emphasis on sales to the professional builder, resulting in an increase in the portion of Wickes' sales comprised of lower margin commodity products, and to a lesser extent, a program to reduce the amount of excess and slow-moving inventory. Sales to the professional builder, as a percent of total sales, increased to 84.1% for the second quarter of 1996 from 79.9% for the same period in 1995.

     1996 first half gross profit decreased to $86.1 million from $109.5 million for the first half of 1995, a 21.3% decrease. Gross profit as a percent of sales decreased to 22.6% of sales for the first half of 1996 from 23.6% in 1995. The decline in gross profit as a percent of sales is primarily attributable to Wickes' continued emphasis on sales to the professional builder, resulting in an increase in the portion of Wickes' sales comprised of lower margin commodity products, and to a lesser extent, a program to reduce the amount of excess and slow-moving inventory. During the first half of 1996, the percent of Wickes sales attributable to professional builders increased to 85.3% from 81.5% in the first half of 1995. Wickes also estimates the decline in lumber prices during the first half of 1996, compared with the first half of 1995, resulted in a decrease of approximately $1.7 million in total gross profit.

Selling, General and Administrative Expense

     SG&A expense decreased to 18.1% of net sales in the second quarter of 1996 compared with 19.8% of net sales in the second quarter of 1995. Despite a 16.1% total sales decline for the second quarter, Wickes was able to reduce its total SG&A expense by 23.1%, as a result of cost reductions affected pursuant to Wickes' restructuring plan begun in December 1995, a program to reduce excess vehicles and equipment, and previous cost reduction actions.

     Improved credit controls at various lumber centers and good success in collecting previously reserved accounts receivable, reduced bad debt expense as a percent of sales by 1.0%. Total salaries, wages and employee benefits decreased, as a percent of sales, by 0.8%. As of June 30, 1996, the company had 3,854 full time and part time employees, down 18% from June 1995. As a percent of sales, Wickes experienced an increase in delivery and accounts receivable collection expenses, partially offset by decreases in professional and legal fees and marketing expenses.

Net Income(loss)

     Net income(loss) was $1,881,000 and $(4,293,000) for the three months and six months ended June 29, 1996, respectively, compared with $2,470,000 and $(2,128,000) for the three months and six months ended July 1, 1995. The decrease for the three-month period primarily results from lower sales, reduced gross profit margins, and equity in the loss of an affiliated company, partially offset by decreased selling, general and administrative expenses ("SG&A").

     Other operating income for the second quarter 1996 was $1.6 million. This was relatively unchanged, as a percent of sales, when compared with the $1.8 million recorded for the same period in 1995. Other operating income for the first half 1996 was $2.5 million. This was relatively unchanged, as a percent of sales, when compared with the $2.9 million recorded for the same period in 1995.

     In the second quarter of 1996, interest expense decreased 11.7% to $5.5 million from $6.2 million in the second quarter of 1995. This change reflects a $29.5 million decrease in average borrowings on Wickes' revolving credit facility. The effective borrowing rate on total long term debt for the second quarter increased 24 basis points from the second quarter of 1995. Approximately 92% of Wickes' second quarter average borrowings on its revolving credit facility were LIBOR-based. In the first half of 1996 interest expense decreased 8.1% to $11.2 million from $12.2 million in the first half of 1995. This change reflects a $22.1 million decrease in average borrowings on Wickes' revolving credit facility. The effective borrowing rate on total long term debt for the first half increased 22 basis points from the first half of 1995. Approximately 94% of Wickes' first quarter average borrowings on its revolving credit facility were LIBOR-based.

     In the second quarter of 1996, Wickes recorded a loss of $0.9 million with respect to its investment in its investment in its subsidiary engaged in operations in Russia. In the second quarter of 1995, Wickes recorded a loss of $0.5 million, recorded on a consolidated basis, with respect to this subsidiary. In the first half of 1996, Wickes recorded a loss of $1.9 million with respect to its investment in its subsidiary engaged in operations in Russia. In the first half of 1995, Wickes recorded a loss of $0.8 million, recorded on a consolidated basis, with respect to this subsidiary.

Equity in Losses of Wickes

     The Company's share of Wickes' income for the three months ended June, 1996, decreased to $580,000 compared to $694,000 for the same period in 1995. The decrease for the three-month period primarily results from the decreased income at Wickes, offset by the additional ownership in Wickes acquired in August 1995 and June 1996. The Company's share of Wickes' losses for the six months of 1996 increased to $1,715,000 from $745,000 for the first six months of 1995. This increase is the result of the additional losses at Wickes of $2,165,000; of this amount, the Company's share of Wickes loss increased $650,000. The additional loss of $320,000 is due to the additional ownership acquired in August 1995 and June 1996.

                           LIFE INSURANCE OPERATIONS

     The Statement of Operations includes the operations of the life insurance subsidiaries through June 6, 1996 the date of the Life Insurance Reorganization. Operating income after tax of $1,003,000 was generated for this period, however, this was adjusted to a net income amount of $329,000 by recording additional amortization of deferred acquisition costs to reflect the net economic benefit accrued to the Company pursuant to the terms of the merger agreement with Circle. The following table sets forth comparative information with respect to the Company's life insurance operations.

Life Insurance Operations


                                     Three Months Ended June 30,                                Six Months Ended June 30,
                                     --------------------------------                           -------------------------
                                           (in 000's)        Inc./                                 (in 000's)      Inc./
                                       1996        1995      (Dec)                              1996        1995   (Dec)
                                       ----        ----      -----                              ----        -----  ----
Premiums and annuities               $1,258      $2,110      -40%                             $3,224      $4,311    -25%
Benefits and losses                   2,227       2,808      -21%                              5,805       6,734    -14%
Policy acquisition expenses             969         892        9%                              2,026       1,558     30%
Investment income                    $2,903      $3,745      -22%                             $5,027      $7,604    -34%


     Note that amounts for 1995 will include a full quarter and six months of operations, while 1996 amounts include operations through the June 6 Life Insurance Reorganization.

     The decrease in premiums and annuity considerations for 1996 compared to 1995 is primarily the result of normal lapse activity as the Company does not presently have active life insurance marketing operations.

     Benefits and losses decreased during 1996 compared to 1995 primarily due to reduced surrender activity on annuity policies as a result of a large number of policies with surrender charges expiring in the first quarter of 1995. The decrease is partially offset by a $.4 million increase in death claims for 1996.

     Policy acquisition expenses increased in 1996 compared to 1995 due to additional deferred acquisition cost amortization of $674,000 related to the Life Insurance Reorganization. See Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein. All other acquisition costs decreased between years primarily as a result of reduced spreads on interest sensitive products which slows the rate at which these assets are amortized.

     The decrease in investment income in 1996 compared to 1995 resulted primarily from lower average invested assets, lower reinvestment rates and increased investment expenses related to expansion of mortgage lending activities.

                      OPERATING COSTS AND INTEREST EXPENSE

     Other operating costs and expenses were $1,400,000 for the second quarter of 1996 compared to $1,110,000 in 1995, and comparable amounts for the first six months were $2,352,000 and $2,757,000 for 1996 and 1995, respectively. The increased expenses in the second quarter of 1996 resulted from deferred bank debt costs amortized as a result of the Life Insurance Reorganization, partially offset by decreased amortization expense of intangible assets written off at year end 1995, data processing savings and other cost reduction efforts at the Company's life insurance subsidiaries and the implementation of a managing general agent structure at WFSC.

     Interest expense for the second quarter of 1996 was $767,000. This was relatively unchanged when compared with the $772,000 recorded for the same period in 1995. Interest expense for the first six months of 1996 was $1,556,000 compared to $1,567,000 for the first six months of 1995.

                                  INCOME TAXES

     The Company's effective tax rate was 0% for the six months ended June 30, 1996 and 1995. The current tax expense on the life insurance reorganization has been offset by a reduction in previously recorded deferred tax expense.
The increased ownership in Wickes by the Company does not result in consolidation for income tax filing purposes. Thus, each company will continue to separately determine its income tax liability. The losses of Wickes reduce the Company's GAAP basis in Wickes creating deferred tax benefits which are realized upon sale or subsequent increase in GAAP basis of Wickes common stock.

                                    PART II
                               OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

     For information concerning the completion of the Life Insurance Reorganization on June 6, 1996, see Note 3 of Notes to Condensed Consolidated Financial Statements contained elsewhere herein.

     For information regarding the acquisition of additional shares of Wickes Lumber Company's common stock, see Note 2 of Notes to Condensed Consolidated Financial Statements contained elsewhere herein.

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K.

     (a) Exhibits

         10.1   Mortgage Marketing Agreement effective as of June 30,
                1996 between Wickes Lumber Company and Wickes Mortgage Lending, Inc.

         27.1   Financial Data Schedules (SEC Use Only)
                Ex. 27.1, Ex. 27.2 & Ex. 27.3

     (b) Reports on Form 8-K

         On June 21, 1996, the Company filed a current report Form 8-K in regard to the completion of the Life Insurance Reorganization and the Wickes Investment, reporting under Item 2. Acquisition or Disposition of Assets.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
   ---------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
   ---------------------------
Catherine J. Gray
Vice President
(Principal Accounting Officer)







Dated:  August 14, 1996