Form 10-Q
period 1996-09-30
RIVERSIDE GROUP INC/FL
filed 1996-11-13
CIK 277356

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                         Commission File
For Quarter Ended    September 30, 1996                  Number  0-9209
                  ------------------------                       ------


                             RIVERSIDE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                              59-1144172
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                         32256
-------------------------------------------                       ----------
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


On October 15, 1996, there were 5,296,123 shares of the Registrant's common stock outstanding.

                             RIVERSIDE GROUP, INC.

                                     INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I.                          FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Condensed Consolidated Balance Sheets
                          September 30, 1996 (Unaudited)
                          and December 31, 1995                              3

                          Condensed Consolidated Statements
                          of Operations
                          Nine and three months ended
                          September 30, 1996 and 1995 (Unaudited)            4

                          Condensed Consolidated Statement
                          of Common Stockholders' Equity
                          Nine months ended
                          September 30, 1996 (Unaudited)                     5

                          Condensed Consolidated Statements of
                          Cash Flows
                          Nine months ended
                          September 30, 1996 and 1995 (Unaudited)            6

                          Notes to Condensed Consolidated
                          Financial Statements (Unaudited)                   7

         Item 2.          Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                     15

PART II.

         Item 5.          Other Information                                 26

                    RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                       (in thousands except share data)


                                                                   (UNAUDITED)
                                                                    SEPT. 30,          DECEMBER 31,
                                                                       1996               1995
                                                                   -----------         ------------
                          ASSETS
CURRENT ASSETS:
  Cash, short-term and other investments                            $   5,126           $  21,100
  Accounts receivable, less allowance for
     doubtful accounts of $5,118  in 1996                              91,808
  Inventory                                                           108,475
  Construction and permanent loans                                        969
  Deferred tax asset                                                   25,906
  Prepaid expenses                                                      2,374
                                                                    ---------           ---------
      Total current assets                                            234,658              21,100

Investment in real estate                                              17,579              17,879
Investment in life insurance subsidiaries, at equity                    5,900
Investment in Wickes Lumber Company, at equity                                             11,210
Property, plant and equipment, net                                     51,655
Trademark (net of accumulated amortization of $9,996 in 1996)           7,004
Deferred tax asset                                                      1,674                 825
Excess of cost over fair value of assets acquired                       8,746
Other assets (net of accumulated amortization of
    $5,994 in 1996 and  $4,959 in 1995)                                17,086               3,561
Investments:
  Fixed maturities                                                                        147,152
  Equity securities                                                                           838
  Mortgage and construction loans                                                          26,903
  Policy loans                                                                             19,827
Accrued investment income                                                                   2,488
Reinsurance receivables                                                                    28,500
Value of acquired insurance in force                                                       18,415
Deferred policy acquistion costs                                                            2,027
                                                                    ---------           ---------
      Total assets                                                  $ 344,302           $ 300,725
                                                                    =========           =========

               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of debt                                        $   2,129           $   7,645
  Accounts payable                                                     54,436
  Income tax payable                                                    1,680
  Accrued liabilities                                                  35,407               5,022
                                                                    ---------           ---------
    Total current liabilities                                          93,652              12,667
Long-term debt, less current maturities                               199,358              23,570
Mortgage debt, related party                                           17,447
Other long-term liabilities                                             2,848
Future life insurance benefits                                                            140,295
Policyholder contract deposits and other funds                                             97,171
Unpaid claims                                                                                 966
                                                                    ---------           ---------
     Total liabilities                                                313,305             274,669

Minority interest                                                      11,357
Commitments and contigencies (Note 4)

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value; 20,000,000 shares authorized;             530                 531
     issued and oustanding, 5,296,123 in 1996 and  5,311,123 1995
  Additional paid in capital                                           17,165              17,209
  Retained Earnings                                                     1,945               3,923
  Unrealized investment appreciation net of taxes and deferred
       policy acquistion costs of $884 in 1995                                              4,393
                                                                    ---------           ---------
  Total common stockholders' equity                                    19,640              26,056

                                                                    ---------           ---------
  Total liabilities and common stockholders' equity                 $ 344,302           $ 300,725
                                                                    =========           =========

  See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)



                                                                     THREE MONTHS ENDED                 NINE MONTHS END
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 -------------------------         -------------------------
                                                                    1996           1995               1996           1995
                                                                 ----------     ----------         ----------     ----------
Net sales                                                        $  255,575     $      ---         $  255,575     $      ---
Cost of sales                                                       200,118            ---            200,118            ---
                                                                 ----------     ----------         ----------     ----------
  Gross Profit                                                       55,457              0             55,457              0
Net realized gains                                                       10            264              1,227            560
Equity in income(losses) of Wickes Lumber Company                       ---            544             (1,715)          (201)
Equity in losses of related parties                                    (322)           ---               (322)           ---
Other operating income                                                1,775            500              1,971          1,189
Premiums and annuity considerations                                     ---          1,812              3,224          6,123
Net investment income                                                   164          3,384              6,357         10,953
                                                                 ----------     ----------         ----------     ----------
  Total revenues                                                     57,084          6,504             66,199         18,624


Selling, general and adminstrative expenses                          44,895          1,187             47,247          3,944
Provision for doubtful accounts                                         339            ---                339            ---
Depreciation, goodwill and trademark amortization                     1,642            ---              1,642            ---
Interest expense                                                      6,256            784              7,812          2,351
Policyholder benefits                                                   ---          4,368              5,805         11,102
Policy acquistion expenses                                              ---            443              2,026          2,001
                                                                 ----------     ----------         ----------     ----------
  Total expenses                                                     53,132          6,782             64,871         19,398


  Minority interest                                                   1,372            ---              1,372            ---

Income realized on reorganization of life insurance
  subsidiaries                                                          ---            ---                431            ---

                                                                 ----------     ----------         ----------     ----------
Income/(loss) from continuing operations before income taxes          2,580           (278)               387           (774)

Income tax expense:                                                     ---            ---                ---            ---
  Current                                                             2,365            ---              2,365            ---
  Deferred                                                              ---            ---                ---            ---

                                                                 ----------     ----------         ----------     ----------
Income/(loss)  from continuing operations                               215           (278)            (1,978)          (774)

Loss  from operations of discontinued property
  and casualty insurance company                                        ---           (725)               ---           (743)

Gain on disposal of discontinued property
  and casualty insurance company                                        ---          2,481                ---          2,481

                                                                 ----------     ----------         ----------     ----------
  Net gain from discontinued operations                                   0          1,756                  0          1,738

                                                                 ----------     ----------         ----------     ----------
  Net income/(loss)                                              $      215     $    1,478         $   (1,978)    $      964
                                                                 ==========     ==========         ==========     ==========

Earnings (loss) per share:
  Income/(loss)  from continuing operations                      $     0.03     $    (0.06)        $    (0.37)    $    (0.15)
  Net gain  from discontinued operations                               0.00           0.34               0.00           0.33
                                                                 ----------     ----------         ----------     ----------
  Net income(loss) per share                                     $     0.03     $     0.28         $    (0.37)    $     0.18
                                                                 ==========     ==========         ==========     ==========


Weighted average number of common shares
  used in computing earnings per share                            5,307,373      5,216,522          5,309,864      5,316,423


See accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)





                                                                                         UNREALIZED            TOTAL
                                                            ADDITIONAL                   INVESTMENT            COMMON
                                                  COMMON     PAID-IN      RETAINED       APPRECIATION        STOCKHOLDER
                                                  STOCK      CAPITAL      EARNINGS      (DEPRECIATION)         EQUITY
                                                  ------    ----------    --------      --------------       -----------
Balance, December 31, 1995                        $ 531     $ 17,209       $ 3,923          $ 4,393           $ 26,056


Net loss                                                                    (1,978)                             (1,978)


Change in unrealized investment appreciation
   of fixed maturities and equity securities                                                 (4,393)            (4,393)

Purchase and retirement of 15,000 shares of
    common stock, at cost                            (1)         (44)                                              (45)

                                                  -----     --------       -------          -------           --------
Balance, September 30, 1996                       $ 530     $ 17,165       $ 1,945          $     0           $ 19,640
                                                  =====     ========       =======          =======           ========

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                       NINE MONTHS ENDED SEPT. 30,
OPERATING ACTIVITES:                                                      1996              1995
                                                                       ---------         ---------
  Net loss                                                             $  (1,978)        $     964
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation expense                                                   1,263               526
    Amortization expense                                                     882
    Net change in deferred acquistion costs                                   49             1,644
    Provision for doubtful accounts                                        3,533
    Gain on sale of discountinued property &
      casualty insurance operations                                                         (2,481)
    Gain on Life Insurance Reorganization                                   (431)
    Gain on sale of fixed assets                                            (183)
    Net realized investment gains                                         (1,227)             (560)
    Provision for deferred income taxes                                                         13
    Equity in losses of Wickes Lumber                                      1,715               201
    Minority interest                                                      1,372
    Interest on policyholder's funds                                       3,469             7,020
    Change in other assets and liabilities:
      Increase in accounts receivable                                     (7,770)
      Decrease in inventory                                                2,197
      (Increase)/decrease in other assets                                    214              (414)
      Accrued investment income                                              197               497
      Premiums receivable and unearned premiums                               80               (12)
      Increase/(decrease) in accounts payable and accrued liabilities      4,121
      Reserve for unpaid claims, policy benefits and
        recoverable on paid losses from reinsurers and others               (504)           (1,639)
      Net liabilities of discontinued operations, other liabilities
       and current income taxes                                              910            (2,700)
                                                                       ---------         ---------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                              7,909             3,059

  INVESTING ACTIVITIES
    Purchase of investments:
      Property, plant and equipment                                         (600)
      Fixed maturities available for sale                                (36,867)          (39,285)
      Equity securities                                                   (8,602)          (32,544)
      Investment real estate                                                (139)             (339)
      Mortgage, construction and policy loans                            (10,756)           (3,148)
      Securites of Wickes Lumber Company                                 (10,000)
    Net assets of Life Insurance Reorganization                          (28,202)

    Sale, maturity, and principal reductions of investments:
      Property, plant and equipment                                          935
      Fixed maturities available for sale                                 41,675            58,263
      Equity securities                                                    8,643            29,477
      Investment real estate                                                 604            14,027
      Mortgage, construction and policy loans                              2,294             4,869
    Life Insurance Reorganization proceeds                                35,000
                                                                       ---------         ---------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                             (6,015)           31,320

  FINANCING ACTIVITIES
      Net borrowings(repayment) under revolving line of credit            (9,972)
      Repayment of debt                                                  (20,726)          (17,804)
      Increase in borrowings                                              18,767             2,093
      Purchase and retirement of treasury shares                             (46)             (918)
      Deposits of policyholders'  funds                                      192               539
      Withdrawal of policyholders' funds                                  (8,665)          (25,029)
                                                                       ---------         ---------
    NET CASH USED IN FINANCING ACTIVITIES                                (20,450)          (41,119)

      INCREASE (DECREASE) IN CASH                                        (18,556)           (6,740)

      Cash at beginning of year                                           21,100            22,451
      Wickes Lumber Cash Balance                                           2,582
                                                                       ---------         ---------
      CASH AT END OF PERIOD                                            $   5,126         $  15,711
                                                                       =========         =========


      See accompanying Notes to Condensed Consolidated Financial Statements.

                             RIVERSIDE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. (the "Company") and its wholly-owned and majority-owned subsidiaries. See Note 2 for a description of the Company's accounting for its Wickes Lumber Company ("Wickes") subsidiary.

         The condensed consolidated balance sheets as of September 30, 1996, the condensed consolidated statements of operations for the nine months and three months ended September 30, 1996 and 1995, the condensed consolidated statement of common stockholders' equity for the nine months ended September 30, 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made.

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

         Earnings Per Share

         Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (5,309,864 shares in 1996 and 5,316,423 shares in 1995). During the third quarter of 1996, the Company purchased and retired 15,000 shares of its common stock.

2.       INVESTMENT IN WICKES LUMBER COMPANY

         The Company acquired two million newly-issued shares of Wickes' common stock on June 20, 1996. The purchase of additional shares increased the Company's ownership in Wickes from 36% to 52% of Wickes' total common shares and from 39% to 55% of Wickes' voting common shares. The accompanying consolidated balance sheet includes Wickes at September 30, 1996 and the accompanying December 31, 1995 consolidated balance sheet has been presented in a classified format consistent with the September 30, 1996 presentation. Additionally, the results of operations and cash flows of Wickes are consolidated with the Company, beginning July 1, 1996. Prior to July 1, 1996, Wickes' operations and cash flows have been reflected on the equity method.

         The acquisition of Wickes has been recorded as a step acquisition using the purchase method of accounting. Included in the Company's September 30, 1996 balance sheet is $8.7 million of goodwill, which is being amortized over 25 years. Summary financial information of Wickes for the third quarter and first nine months of 1996 and 1995 follow (in thousands, except per share data):

                                                           Three Months Ended                 Nine Months Ended
                                                           ------------------                 -----------------
                                                               (unaudited)                       (unaudited)
                                                     Sept. 28, 1996   Sept. 28, 1995   Sept. 28, 1996   Sept. 30, 1995
                                                     --------------   --------------   --------------   --------------
Operating Statement Data:
   Net Sales                                            $255,575        $284,488          $636,856         $748,983
   Gross profit                                           55,457          62,863           141,596          172,356
   Net income(loss)                                        2,843           1,927            (1,450)            (201)
   Net income(loss) per
     Wickes common share                                $    .35        $    .31          $   (.21)        $   (.03)


                                                      (unaudited)                       (unaudited)
                                                     Sept. 28, 1996                    Dec. 30, 1995
                                                     --------------                    -------------
Balance Sheet Data:
   Current assets                                       $230,115                          $219,475
   Total assets                                          305,252                           302,515
   Current liabilities                                    89,716                            79,853
   Long term debt and other
     long-term liabilities                               192,008                           207,533
   Common stockholders' equity                          $ 23,528                          $ 15,129


         At September 30, 1996, the Company, owned 4,217,290 shares, or approximately 52%, of Wickes' outstanding common stock. Included in the Company's results of operations for the first six and nine months of 1996 and 1995, respectively, are net losses of $1,715,000 and $201,000.

         Had the acquisition of additional shares of Wickes occurred at January 1, 1995, the Company's proforma consolidated operating statement data for the nine months ended September 30, 1996 and 1995 would appear as follows (in thousands, except per share data):

                                                                    Nine Months Ended
                                                                    -----------------
                                                               (unaudited)      (unaudited)
                                                             Sept. 30, 1996   Sept. 30, 1995
                                                             --------------   --------------
Proforma Consolidated Operating Statement Data:
  Net sales                                                     $636,856          $748,983
  Gross profit                                                   141,956           172,356
  Net income(loss)                                                (2,884)              764
  Net income(loss) per common share                             $   (.54)         $    .14

3.       LIFE INSURANCE REORGANIZATION

         On June 6, 1996, the Company completed the reorganization of its life insurance operations with Circle Investors, Inc. ("Circle"), a privately held company engaged in providing financial services (the "Life Insurance Reorganization"). As a result of the transaction, a wholly-owned subsidiary of American Financial Acquisition Corporation ("AFAC"), which wholly-owned all of the Company's insurance subsidiaries, was merged with and into Circle, with Circle surviving. The Company received net cash of $13.5 million, after payment in full of the AFAC bank debt, taxes and expenses. Additionally, the Company received 2,267,000 shares of Circle common stock and 3,600 shares of Circle Series C Preferred Stock. The Company also retained 950,000 shares of Wickes common stock, real estate with a net appraised value of $2 million and certain miscellaneous assets that were previously owned by the insurance subsidiaries. These retained assets have been recorded at the lower of historical carryover cost or fair value, consistent with transactions between companies under common control. The real estate appraised value is net of an $18 million mortgage owned by American Founders Life Insurance Company ("AFL") (see note 5).

         The Company previously estimated and reported a loss on the reorganization of the life insurance operations in the year ended December 31, 1995 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". A net gain on the reorganization of $431,000 was reflected in the second quarter of 1996 as an adjustment to the previous estimate. The gain is primarily related to consideration paid to the Company by the life insurance subsidiaries for utilization of tax benefits related to life insurance operations through the date the transaction closed.

         The Company has recorded its investment in Circle at $2.3 million for the common shares ($1.00 per share) plus $3.6 million liquidation value, for the preferred shares, for a total of $5.9 million. The Company's investment in Circle is accounted for under the equity method. The loss recorded on the reorganization of the life insurance operation may be adjusted for future reporting periods based on results of additional analysis of the value of the Circle securities.

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

         Accrued liabilities at September 30, 1996, includes approximately $1.0 million for remediation of certain environmental and product liability matters, principally underground storage tank removal on real property owned by Wickes.

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

         At September 30, 1996, Wickes had an investment in Riverside International Corporation, which conducts operations in Russia, of $2.3 million. This investment entails significant inherent risks, including expropriation, legal, currency, crime, management, labor, weather and other operational risks.

         Wickes is one of many defendants in approximately 140 actions, each of which seeks unspecified damages, brought since 1993 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by the same counsel. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes.

         In the opinion of management, the potential liability in excess of amounts accrued for the above matters would not materially affect its financial condition or results of operations. The Company's assessment of the contingencies described in this note constitutes forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Information") and is inherently subject to uncertainty. The outcome of the contingencies described in this note may differ from the Company's assessment of these matters as a result of a number of factors including, but not limited to, matters unknown to the Company at the present time, development of losses materially different from the Company's experience to date and the unpredictability of matters in litigation.

5.       LONG TERM AND MORTGAGE DEBT

         Consolidated long-term and mortgage debt is comprised of the following at September 30, 1996 (in thousands):

LONG TERM DEBT
The Company
-----------
  Subordinated debt                                $  9,412
  Other                                               2,099
  Less: current maturities                           (1,622)
                                                   --------
  The Company long-term debt                       $  9,889

Wickes
------
  Revolving line of credit                         $ 89,380
  Senior subordinated notes                         100,000
  Other                                                 245
  Less: current maturities                             (156)
                                                   --------
  Wickes' long-term debt                           $189,469

                                                   --------
  Total Consolidated long-term debt                $199,358
                                                   ========

  MORTGAGE DEBT
  The Company
  Mortgage debt, related party                     $ 17,798
  Less:  current maturities                            (351)
                                                   --------
  The Company long term mortgage debt              $ 17,447
                                                   ========


         THE COMPANY

         As a part of the Life Insurance Reorganization, the Company purchased certain real estate owned by AFL (see note 3). In connection therewith, the Company issued to Circle, a series of seven secured non-recourse promissory notes (the "Notes") with an aggregate principal amount of $17,798,000 equal to 90% of the price of the real estate parcels purchased from AFL. Principal and interest payments are due in annual installments, commencing on June 6, 1997. Each annual installment is calculated based upon equal payments amortized over a term of 20 years. A balloon payment of the remaining principal balance is due on the seventh anniversary of the Notes. The Notes bear interest at a rate adjusted quarterly, equal to the London InterBank Offered Rate ("LIBOR"), plus three hundred basis points. The Notes are secured by first priority mortgages covering all of the real estate. On each anniversary of the Notes, the Company is required to provide AFL with an independent appraisal of the real estate, subject to the mortgages ("Appraised Values"). If the outstanding principal amount of the Notes exceed 85% of the Appraised Value on the first anniversary or 80% of the Appraised Value with each anniversary thereafter, the Company is required, prior to the next succeeding December 31, to make an additional principal payment on the Notes in an amount equal to such excess. A parcel of real estate that is subject to the mortgage may be sold by the Company only in cash transactions with the prior consent of AFL. Subject to certain exclusions, the entire sales proceeds is required to be paid to AFL to fund an escrow account for the payment of property taxes, and to pay accrued and unpaid interest and any remaining principal balance on the Notes. As additional security for the Notes, the Company pledged as collateral 3,600 shares of Circle Series C preferred stock, 2,267,000 shares of Circle common stock and 1,000,000 shares of Wickes' common stock. At the end of each calendar quarter, the collateral pledged is adjusted according to changes in market value.

         WICKES MORTGAGE LENDING

         On June 26, 1996, Wickes Mortgage Lending, Inc. ("WML"), a wholly-owned subsidiary of the Company, obtained an $6,000,000 warehouse line of credit (the "Line") from Liberty Savings Bank ("Liberty") for first mortgage loans for funding mortgage loans to its customers, subject to the following limitations: (1) Speculative and Pre-Sold Home Loans ("Spec Loans") - loans to qualified builders for the purpose of constructing one-family residential houses up to an aggregate maximum amount of $5,000,000, and (2) Permanent End Loans ("Permanent Loans") - loans to qualified home buyers for the purpose of purchasing or refinancing existing home mortgages - are limited to an aggregate maximum amount of $1,000,000. In addition, WML and Liberty entered into a correspondent relationship, which provides for the placement of construction/permanent mortgage loans ("CP loans") up to an aggregate maximum amount of $5,000,000. CP Loans are loans made to qualified home buying customers for construction loans that can be converted to permanent loans. Interest accrues daily at the Prime Rate plus 25 basis points for Spec Loans, and at a variable rate equal to the Prime Rate for Permanent Loans. Interest is paid monthly for all types of loans. Other fees associated with the Line include an annual warehouse fee equal to 25 basis points on the total available amount of the Line, a $175 set up fee for each Spec Loan submitted and a $25 set up fee for each Permanent Loan submitted. The initial term of the Line is one year. Liberty may cancel the line at its anniversary date with 90 days notice. The Line is guaranteed by the Company. To collateralize this guarantee, the Company pledged 425,000 shares of Wickes' common stock as collateral. In the event that, at any time, the value of the collateral based upon the closing price of Wickes' common stock, as reported in the Wall Street Journal, is less than $1,650,000, the Company is required, within five business days, to pledge to Liberty additional shares of Wickes to bring the total value of the collateral to at least $2,200,000. The unused amount available for borrowing at September 30, 1996, was $10,031,000.

         WICKES LUMBER COMPANY

         Wickes' debt includes a revolving line of credit which was amended and restated on March 12, 1996. Among other things, the amendment and restatement
(i) extended the term of the facility 15 months to January 1998, (ii) reduced the maximum borrowing limit $15 million to $130 million and (iii) modified certain covenants. Under the revolving line of credit, Wickes may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing, at September 30, 1996, was $35.6 million. Substantially all of Wickes' accounts receivable, inventory, general intangibles and certain machinery and equipment are pledged as collateral for the revolving line of credit. Covenants under the related debt agreements require, among other restrictions, that Wickes maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricts capital expenditures, the incurrence of additional debt, asset sales, dividends, investments and acquisitions.

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

6.       INCOME TAXES

        The increased ownership in Wickes by the Company does not result in consolidation for income tax filing purposes. Thus, each company will continue to separately determine its income tax liability. The Company's effective tax rate, excluding Wickes', was 0% for the nine months ended September 30, 1996 and 1995. The current tax expense on the life insurance reorganization has been offset by a reduction in previously recorded deferred tax expense. The equity losses of Wickes have reduced the Company's GAAP basis in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of Wickes' common stock.

        Wickes' provision for income taxes for the third quarter of 1996 was $2.4 million, compared to $1.3 million for the third quarter of 1995. Wickes recorded a tax benefit of $1.5 million for the first six months of 1996 which was included in the equity pickup recorded by the Company. An effective tax rate of 38.5% was used to calculate income taxes for the third quarter of 1996, compared with an effective rate of 39.7% for the third quarter of 1995. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the provision reported.

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

         On March 29, 1996, the Company made a loan of $154,114 to a company owned by a director of the Company. In addition, the Company agreed to extend the maturity date of a previous loan of $225,000 to this company. Both loans bear interest at a rate of 7.5%. The maturity date of both loans was extended to October 15, 1996, but the Company and the borrower are currently discussing a long-term extension on a secured basis.

         In July 1996, WML entered into a definitive agreement with Wickes (the "Mortgage Marketing Agreement") in which Wickes and WML jointly develop, market and implement a mortgage lending program to Wickes' builders and their customers. As part of the agreement, Wickes agreed to reimburse WML for "start-up costs" incurred by the hiring of additional loan representatives. These reimbursements are approximately $284,000 for the nine months ended September 30, 1996. The agreement terminates on December 31, 1997, and may be extended thereafter on a month by month basis.

8.       SUBSEQUENT EVENT

         The Board of Directors declared a cash distribution of $.10 per share, payable on October 30, 1996, to shareholders of its common stock of record on October 15, 1996.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 1995. Because the operations of Wickes are consolidated with those of the Company and its other subsidiaries for the third quarter of 1996 and accounted for on the equity method for prior periods, comparisons between periods may not be meaningful in certain respects.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company

         At November 1, 1996, the Company had $2 million in cash and short-term investments. The Company's general liquidity requirements consist primarily of funds for payment of debt and related interest, and for operating expenses. Operations exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in its debt instruments), consist primarily of real estate sales, the operations of Wickes Financial Services Center, Inc. ("WFSC") and the operations of WML. Although revenues are increasing for WML and WFSC has implemented a managing general agent structure which is less capital intensive, the Company anticipates these operations will continue to produce negative cash flows through first quarter 1997 and that these operations alone may not provide sufficient funds for the Company's total long term liquidity needs.

         As a consequence, the Company currently anticipates that beginning in early to mid 1997 it will need to obtain significant additional funds through asset sales (other than sales of real estate, the proceeds of which are required to be utilized to reduce real estate debt) to support its operations and service its indebtedness. The principal assets that could be sold by the Company are its shares of Circle common and preferred stock and Wickes common stock. The Company will make its determination of the timing, amount and identity of the assets to be sold in the light of the circumstances that exist at the time sales are made, but believes that it will be able to generate sufficient funds from asset sales for its liquidity needs.

         The completion of the Life Insurance Reorganization (see note 3), on June 6, 1996, provided net cash of $13.5 million after payment of $18.0 million of bank debt, $2.0 million down payment for real estate, closing expenses and taxes. The Company used $10 million of the proceeds to acquire two million shares of Wickes common stock on June 20, 1996 (see note 2). The completion of these two transactions resulted in significant changes in accounting for the investment in Wickes and financial reporting changes for the Company (see notes 2 and 3).

         The Company currently has approximately 35 acres of its Georgia real estate under contract for sale. The Company anticipates closing the sales during the fourth quarter of 1996. Estimated net proceeds of $2.3 million will be paid to AFL to fund the escrow account on the Company's real estate debt (see Note 5).

         On August 9, 1996, the Company announced that its Board of Directors approved a plan to acquire in open market transactions from time to time up to 100,000 shares of the Company's common stock. The Company purchased and retired 15,000 shares of its common stock during the third quarter of 1996. The Company does not plan to purchase additional shares during the fourth quarter of 1996, but will continue to review the plan in 1997.

       On October 30, 1996, the Company paid a cash dividend of approximately $530,000 to shareholders of record on October 15, 1996 (see note 8).

         See note 4 of Notes to Condensed Consolidated Financial Statements for a description of (i) litigation seeking, among other things, recision of the transaction in which Riverside acquired for approximately $6.5 million an aggregate of 739,198 shares of Wickes common stock and (ii) litigation seeking, among other things, to obtain damages with respect to the Wickes Acquisition.

         During the first nine months of 1996, stockholders' equity decreased by a net of $6.4 million primarily as a result of decreases in the market value of invested assets of the life insurance subsidiaries of $4.4 million and interest expense at the parent company of $1.7 million.

         FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The discussion above of the Company's future liquidity needs constitutes forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Information") and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the future operating results of WML, (ii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt payments, and (iii) the ability of the Company to raise funds through sales of Circle stock or Wickes common stock. The future operating results of WML will depend upon, among other things, the degree of market acceptance for WML's services, general economic conditions, and WML's ability to maintain an adequate mortgage warehouse line of credit. The Company's ability to sell Circle stock would depend upon, among other things, the value of Circle stock, the Company's ability to find a buyer or buyers for this minority position, and the Company's ability to obtain Circle's consent to such sales and to release the sales proceeds from pledge under the Company's real estate debt. The Company's ability to sell Wickes common stock would depend upon, among other things, the public trading price of Wickes common stock and, in light of the relatively low public trading volume for Wickes common stock, possibly the Company's ability to find a buyer or buyers for Wickes common stock in a private transaction or otherwise.

         The information given above with respect to the anticipated real estate sales also constitutes Forward-Looking Information and is inherently subject to uncertainty. Sales, if any, actually completed may differ from this Forward- Looking Information as a result of a number of important risk factors including, but not limited to, the purchasers' satisfaction with their pre-closing due diligence investigations, the prospective purchasers' financial capacities and general economic conditions.

         WICKES LUMBER COMPANY

         Wickes' principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. Wickes' primary need for capital resources is to finance inventory and accounts receivable.

         In the nine-month period of each of 1996 and 1995 Wickes has been able to generate positive net cash provided by operating activities, $6.8 million and $11.8 million respectively. With the peak building season historically occurring in the second and third quarters, Wickes normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales and in the second quarter as a result of increased sales activity. In the first three months of 1996, however, operating activities generated a positive cash flow as Wickes made significant reductions in its working capital, primarily as a result of building center closings begun in late December, 1995 as part of Wickes' restructuring plan. The third quarter traditionally provides cash through operating income and reductions in inventory as Wickes begins its seasonal adjustments, this held true for 1996.

         Wickes' accounts receivable balance at the end of the third quarter of 1996 decreased $16.7 million when compared to the third quarter of 1995, a decrease of 15.5%. Approximately $7.0 million of this decrease is attributable to accounts receivable from building material centers closed in 1995. The remainder of the decrease is primarily a result of reduced sales for 1996 when compared with 1995 and improved collections at recently acquired building centers.

         Inventory at the end of the third quarter of 1996 was $15.5 million, or 12.5%, lower than at the end of the third quarter of 1995. Approximately $10.8 million of this reduction is attributable to inventory disposed from building centers closed in 1995. Wickes' inventory control processes are primarily responsible for the remainder of the inventory reduction.

         On June 20, 1996, Wickes sold to the Company, 2 million newly-issued shares of Wickes' common stock for $10 million in cash. In accordance with the terms of Wickes' revolving credit agreement, upon completion of this transaction, certain real estate was released as collateral required under this agreement.

         Wickes' capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems. In the first nine months of 1996, Wickes spent $2.6 million on capital expenditures. Wickes expects to spend approximately $4 million for all of 1996. Under Wickes' bank revolving credit agreement, as amended, capital expenditures during 1996 are limited to $6 million plus any portion of 1995's capital expenditures that were not spent. Wickes expects to fund capital expenditures through borrowings and its internally generated cash flow.

         During 1996 Wickes has not completed any acquisitions of building centers or component manufacturing facilities. In April of 1996 Wickes began operating a new component manufacturing facility in Elwood, IN. The operation manufactures trusses and wall panels for several of Wickes Indiana and Ohio centers. The facility is located on the site of a former Wickes Lumber building center. In November of 1996 Wickes announced its plans to consolidate the operations of two additional building centers with other nearby Wickes centers.

         Through the first nine months of 1996, Wickes has also generated $4.1 million primarily from the sale of real estate for three closed building centers and the sale of approximately 350 excess delivery vehicles and forklifts.

         Wickes maintained excess availability under its revolving line of credit, throughout the first nine months of 1996. In the first nine months of 1996, Wickes utilized funds from the sale of 2 million shares of newly-issued common stock, cash generated by operating activities, and proceeds from the sale of excess property, plant and equipment to reduce Wickes' net borrowings under its revolving line of credit. At the end of the third quarter of 1996, total borrowings under the revolving line of credit were $29.5 million lower than at the end of the third quarter of 1995. Under the current terms of Wickes' bank revolving credit agreement, Wickes believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. On October 26, 1996, $83.4 million was outstanding under Wickes' revolving line of credit, and the unused availability was approximately $37.6 million. Wickes assessment of its future funds availability constitutes Forward-Looking Information and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Income Taxes", as well as Wickes' ability to renew or replace its revolving credit facility upon its scheduled expiration.

                             RESULTS OF OPERATIONS

                                    GENERAL

         The Company reported results of operations for the quarter and nine months ended September 30, 1996 and 1995, as follows (in thousands):

                                                       Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                       ----------------------------     ---------------------------
                                                               (unaudited)                       (unaudited)
                                                         1996             1995              1996             1995
                                                         ----             ----              ----             ----
Income(loss) from continuing
  operations                                             $215           $ (278)(1)       $(1,978)(1)       $(774)(1)
Net gain(loss) from discontinued
  operations                                                -            1,756 (2)             -           1,738 (2)
                                                         ----           ------           -------           -----
   Net income(loss)                                      $215           $1,478           $(1,978)          $ 964
                                                         ====           ======           =======           =====

(1) Includes the Company's equity in net income(loss) from Wickes of $(1,715,000) during the first six months of 1996. Includes the Company's equity in income(losses) of Wickes for the third quarter and first nine months of 1995 of $544,000 and $(201,000), respectively.

(2) During the third quarter of 1995, the Company sold all of its remaining property and casualty insurance operations, resulting in a gain on disposal of $2,481,000. Operating losses from discontinued lines were $725,000 and $743,000 for the quarter and nine months ended September 30, 1995, respectively.

                             WICKES LUMBER COMPANY

         The following table provides certain Wickes' comparative total operating statement data and certain Company data with respect to Wickes (in thousands):


                                           Three Months Ended                 Nine Months Ended
                                           ------------------                 -----------------
                                               (unaudited)                       (unaudited)
                                     Sept. 28, 1996   Sept. 28, 1995   Sept. 28, 1996   Sept. 30, 1995
                                     --------------   --------------   --------------   --------------
Total Operating Statement
 Data:
   Net sales                            $255,575         $284,488         $636,856        $748,983
   Gross profit                           55,457           62,863          141,596         172,356
   Net income(loss)                        2,843            1,927           (1,450)           (201)

Company Data:
  Equity in income(losses)
    of Wickes                                  -              544           (1,715)           (201)
  Minority Interest                        1,372                -            1,372               -

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all building centers and component manufacturing facilities operated by Wickes, including those subsequently closed or sold.

                                             Three Months Ended                 Nine Months Ended
                                             ------------------                 -----------------
                                       Sept. 28, 1996   Sept. 30, 1995   Sept. 28, 1996   Sept. 30, 1995
                                       --------------   --------------   --------------   --------------
Net sales                                 100.0 %           100.0 %          100.0 %           100.0 %
Gross profit                               21.7 %            22.1 %           22.2 %            23.0 %
Selling, general and
  administrative expense                   17.3 %            18.2 %           19.1 %            19.9 %
Depreciation, goodwill and
  trademark amortization                    0.5 %             0.6 %            0.6 %             0.6 %
Provision for doubtful accounts             0.1 %             0.5 %            0.2 %             0.7 %
Other operating income                     (0.5)%            (0.5)%           (0.6)%            (0.6)%
Income from operations                      4.3 %             3.3 %            2.9 %             2.4 %

Net Earnings

         Net income (loss) was $2,843,000 and $(1,450,000) for the three months and nine months ended September 28, 1996, respectively, compared with $1,927,000 and $(201,000) for the three months and nine months ended September 30, 1995. The increase for the three-month period primarily results from lower selling, general and administrative expenses ("SG&A") and a reduction in the provision for doubtful accounts, which more than offsets the decrease in sales and gross profit.

Net Sales

         Net sales for the third quarter of 1996 decreased 10.2% to $255.6 million from $284.5 million for the third quarter of 1995. Same store sales declined 4.3% compared with the same period last year. Wickes believes that the decrease in same store sales is primarily attributable to a slowdown in residential construction and an 18.8% reduction in sales staff. Wickes estimates that inflation in lumber prices accounted for an increase in total sales of approximately $8.2 million for the quarter, compared with the 1995 comparable period. Same store sales to Wickes' primary customers, residential and commercial builders, declined only 0.3% when compared with the third quarter of 1995. Wickes' program to reduce the number of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. As of October 28, 1996, Wickes operated 110 building centers, 14 fewer than at the end of the third quarter of 1995.

Gross Profit

         In 1996 third quarter gross profit decreased to $55.5 million from $62.9 million for the third quarter of 1995, an 11.8% decrease. Gross profit as a percent of sales decreased to 21.7% for the third quarter of 1996 from 22.1% in 1995. The decline in gross profit as a percent of sales is primarily attributable to Wickes' continued emphasis on sales to the professional builder, resulting in an increase in the portion of

Wickes' sales comprised of lower margin commodity products. Sales to the professional builder, as a percent of total sales, increased to 83.1% for the third quarter of 1996 from 81.0% for the same period in 1995.

Selling, General and Administrative Expense

         SG&A expense decreased to 17.3% of net sales in the third quarter of 1996 compared with 18.2% of net sales in the third quarter of 1995. Wickes was able to reduce its total SG&A expense by 14.9%, which is proportionately greater than the 10.2% sales decline for the third quarter, as a result of center closings and several cost reduction initiatives implemented since mid-1994.

         Total salaries, wages and employee benefits decreased, as a percent of sales, by 0.6%. As of September 28, 1996, Wickes had 3,876 full-time and part-time employees, down 13.0% from September 1995. In addition, during the third quarter, Wickes recognized approximately $700,000 in recoveries from its casualty insurance carrier for positive claims experience prior to 1994.

Depreciation, Goodwill and Trademark Amortization

         Depreciation, goodwill and trademark amortization decreased to $1.3 million for the third quarter of 1996 compared with $1.6 million for the same period in 1995. This decrease is primarily due to the sale or disposal of excess facilities and equipment since June of 1995.

Provision for Doubtful Accounts

         Provision for doubtful accounts decreased to $0.3 million or 0.1% of sales for the third quarter of 1996 compared with $1.6 million or 0.5% of sales for the same period in 1995. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994 and increased efforts in collecting previously reserved accounts receivable.

Other Operating Income

         Other operating income for the third quarter 1996 was $1.4 million. This was relatively unchanged, as a percent of sales, when compared with the $1.5 million recorded for the same period in 1995.

Interest Expense

         In the third quarter of 1996 interest expense decreased 11.8% to $5.5 million from $6.2 million in the third quarter of 1995. This reduction reflects a $30.9 million decrease in average borrowings on Wickes' revolving credit facility resulting primarily from the closing of building centers in December 1995 and $9.8 million in net proceeds from Wickes' issuance of 2 million shares of its common stock in June 1996. The effective borrowing rate on total long term debt for the third quarter increased 46 basis points from the third quarter of 1995. Approximately 96% of Wickes' third quarter average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company

         In the third quarter of 1996, Wickes recorded a loss of $0.3 million, under the equity method, with respect to its investment in its subsidiary engaged in operations in Russia. In the third quarter of 1995, Wickes recorded a loss of $0.7 million, on a consolidated basis, with respect to this subsidiary.

                 NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED
                 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Sales

         Net sales for the first nine months of 1996 decreased 15.0% to $636.9 million from $749.0 million for the first nine months of 1995. Same store sales declined 8.8% compared with the same period last year. Wickes believes that the decrease in same store sales is primarily attributable to a slowdown in residential construction, severe weather conditions in the first quarter, and an 18.9% decrease in same store sales staff. Wickes estimates that deflation in lumber prices, which adversely affected Wickes during the first half of 1996, had a negligible effect on sales for the nine-month period. Same store sales to Wickes' primary customer, residential and commercial builders, declined only 2.2% when compared with the first nine months of 1995. Wickes' program to reduce the number of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. As of October 28, 1996, Wickes operated 110 building centers, 14 fewer than at the end of the third quarter of 1995.

Gross Profit

         In 1996 nine months gross profit decreased to $141.6 million from $172.4 million for the nine months of 1995, a 17.8% decrease. Gross profit as a percent of sales decreased to 22.2% of sales for the first nine months of 1996 from 23.0% in 1995. The decline in gross profit as a percent of sales is primarily attributable to Wickes' continued emphasis on sales to the professional builder, resulting in an increase in the portion of Wickes' sales comprised of lower margin commodity products, and to a lesser extent, a program to reduce the amount of excess and slow-moving inventory. During the first nine months of 1996, the percent of Wickes' sales attributable to professional builders increased to 84.4% from 80.9% in the first nine months of 1995.

Selling, General and Administrative Expense

         SG&A expense decreased to 19.1% of net sales in the first nine months of 1996 compared with 19.9% of net sales in the first nine months of 1995. Wickes was able to reduce its total SG&A expense by 18.0%, which is proportionately greater than the 15.0% total sales decline for the first nine months, as a result of center closings and several cost reduction initiatives implemented since mid-1994.

         Total salaries, wages and employee benefits decreased, as a percent of sales, by 0.6%. In addition, during the first nine months of 1996 Wickes recognized approximately $1.0 million in recoveries from its casualty insurance carrier for positive claims experience prior to 1994.

Depreciation, Goodwill and Trademark Amortization

         Depreciation, goodwill and trademark amortization decreased to $4.1 million in the first nine months of 1996 from $4.5 million in the first nine months of 1995. This decrease is primarily due to the sale or disposal of excess facilities and equipment since January of 1995.

Provision for Doubtful Accounts

         Provision for doubtful accounts decreased to $1.1 million or 0.2% of sales for the first nine months of 1996 from $5.6 million or 0.7% of sales in the first nine months of 1995. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994 and increased efforts in collecting previously reserved accounts receivable. The improved collection efforts in 1996 are more consistent with Wickes historical credit collection performance.

Other Operating Income

         Other operating income for the first nine months of 1996 was $3.9 million. This was relatively unchanged, as a percent of sales, when compared with the $4.4 million recorded for the same period in 1995.

Interest Expense

         In the first nine months of 1996 interest expense decreased 9.4% to $16.6 million from $18.4 million in the first nine months of 1995. This reduction reflects a $25.1 million decrease in average borrowings on Wickes' revolving credit facility resulting primarily from the closing of building centers in December 1995 and $9.8 million in net proceeds from the Wickes' issuance of 2 million shares of its common stock in June 1996. The effective borrowing rate on total long term debt for the first nine months increased 30 basis points from the first nine months of 1995. Approximately 94% of the Wickes' 1996 year-to-date average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company

         In the first nine months of 1996, Wickes recorded a loss of $2.3 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the first nine months of 1995 Wickes recorded a loss of $1.5 million, on a consolidated basis, with respect to this affiliate.

                           LIFE INSURANCE OPERATIONS

         The Statement of Operations includes the operations of the life insurance subsidiaries through June 6, 1996 the date of the Life Insurance Reorganization. Operating income after tax of $1,003,000 was generated for this period, however, this was adjusted to a net income amount of $329,000 by recording additional amortization of deferred acquisition costs to reflect the net economic benefit accrued to the Company pursuant to the terms of the merger agreement with Circle. The following table sets forth financial information with respect to the Company's life insurance operations (in thousands):

                                                                    Nine Months Ended
                                                          -------------------------------------
                                                             (unaudited)         (unaudited)
                                                          Sept. 30, 1996(1)   Sept. 30, 1995(2)
                                                          -----------------   -----------------
Premiums and annuities                                         $ 3,224               $ 6,123
Net investment income                                            5,027                11,027
Other income                                                        83                   276
Net investment gains                                             1,367                   239
                                                               -------               -------
  Total income                                                   9,701                17,665

Selling, general and administrative  expenses                    1,247                 2,555
Interest expense                                                     7                   109
Benefits and losses                                              5,805                11,102
Policy acquisition expense                                       2,313                 2,001
                                                               -------               -------
  Total expenses                                                 9,372                15,767

                                                               -------               -------
Net income                                                     $   329               $ 1,898
                                                               =======               =======

(1) Includes the operations through June 6, 1996, the date of the Life Insurance Reorganization.

(2)  Includes the operations for nine months.

                     PARENT COMPANY AND OTHER SUBSIDIARIES

         The following discussion relates to the operations of the parent company, and its subsidiaries, other than Wickes and its former life insurance subsidiaries (the "Parent Group").

         Prior to the Life Insurance Reorganization (see note 3) on June 6, 1996, WML operated as a division of the Company's life insurance investment operations. During 1995, the mortgage division opened two mortgage lending offices and began, on a test basis, marketing construction and permanent mortgage loans to the professional builder customers of Wickes, as well as the customers of these builders. As a result of the Life Insurance Reorganization and the success of the test program, the Company expanded its mortgage lending program under a newly formed, wholly-owned subsidiary of the company, WML. Through September 30, 1996, the Parent Group did not generate significant revenues.

         The Parent Group's operating expenses for the three months ended September 1996, increased to $1,012,000 compared to $684,000 for the same period in 1995. Increased operating expenses for the third quarter of 1996 were primarily due to the expansion of WML's operations. Other increased expenses for the quarter include expenses no longer allocable to the Life Insurance Group.

         The Parent Group's operating expenses for the first nine months were $2,116,000 and $2,013,000 for 1996 and 1995, respectively. The increased expense year to date primarily resulted from several non-recurring expenses, including bank debt costs amortized as a result of the Life Insurance Reorganization and expenses related to the proposed Wickes merger. Other increases include the expansion of WML's operations which were partially offset by the savings of approximately $323,000 incurred by the implementation of a managing general agent structure at WFSC.

         Interest expense was $774,000 for the third quarter of 1996. This was relatively unchanged when compared with the $747,000 recorded for the same period in 1995. Interest expense for the first nine months of 1996 was $2,330,000 compared to $2,241,000 for the first nine months of 1995.

                                  INCOME TAXES

         The increased ownership in Wickes by the Company does not result in consolidation for income tax filing purposes. Thus, each company will continue to separately determine its income tax liability. The Company's effective tax rate, excluding Wickes, was 0% for the nine months ended September 30, 1996 and 1995. The current tax expense on the life insurance reorganization has been offset by a reduction in previously recorded deferred tax expense. The equity losses of Wickes have reduced the Company's GAAP basis in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of Wickes common stock.

         Wickes recorded an income tax expense of $2.4 million for the third quarter of 1996 compared to $1.3 million in the third quarter of 1995. Wickes recorded a tax benefit of $1.5 million for the first six months of 1996 which was included in the equity pickup recorded by the Company. An effective tax rate of 38.5% was used to calculate income taxes for the third quarter of 1996 compared with an effective rate of 39.7% for the third quarter of 1995. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the expense reported for 1996.

         Wickes continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, management believes that it is more likely than not that Wickes will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information and is inherently subject to uncertainty and dependent upon Wickes' future profitability, which in turn depends upon a number of important risk factors including, but not limited to, the effectiveness of Wickes' operational efforts, cyclicality and seasonality of Wickes' business, the effects of Wickes' substantial leverage and competition.

                                    PART II
                               OTHER INFORMATION


ITEM 6.   EXHIBITS

         (a)     Exhibits

                 27.1   Financial Data Schedule (SEC Use Only)

         (b)     Reports on Form 8-K

                 None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  ---------------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
  ---------------------------------
Catherine J. Gray
Vice President and Treasurer