Form 10-K
period 1996-12-31
RIVERSIDE GROUP INC/FL
filed 1997-03-31
CIK 277356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                            For the Fiscal Year Ended
                                DECEMBER 31, 1996

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-9209
                                DECEMBER 31, 1996

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 21, 1997, the Registrant had 5,287,123 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the NASDAQ National Market System) held by nonaffiliates was approximately $2,800,000 million (includes the market value of all such stock other than shares beneficially owned by officers and directors and the Registrant's Employee Stock Ownership Plan and Trust).

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders scheduled May 20, 1997, are incorporated by reference into Part III hereof, as more specifically described herein.


                                                 TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                      PART I

Item 1.        Business...........................................................................................1
Item 2.        Properties........................................................................................18
Item 3.        Legal Proceedings.................................................................................19
Item 4.        Submission of Matters To a Vote of Security-Holders...............................................19

                                                      PART II

Item 5.        Market For Registrant's Common Equity
                    and Related Stockholder Matters..............................................................19
Item 6.        Selected Financial Data...........................................................................21
Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................................23
Item 8.        Financial Statements and Supplementary Data.......................................................38
Item 9.        Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.......................................................38

                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant................................................38
Item 11.       Executive Compensation............................................................................38
Item 12.       Security Ownership of Certain Beneficial Owners and Management....................................38
Item 13.       Certain Relationships and Related Transactions....................................................38

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................39
               (a)  List of Financial Statements and Schedules Filed as a Part of this Report....................39
               (b)  Reports on Form 8-K - None...................................................................39
               (c)  Exhibits.....................................................................................39

SIGNATURES.......................................................................................................42

FINANCIAL STATEMENTS..........................................................................................F - 1

FINANCIAL STATEMENT SCHEDULES.................................................................................S - 1

                                     PART I

ITEM 1. BUSINESS.

         Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside" also "Parent Company"), is a holding company engaged through its 52%-owned subsidiary Wickes Lumber Company ("Wickes") in the retailing and distribution of building materials.

         The Company also provides financial services related to the operations of Wickes, engages in the sale of its real estate investments, and owns a non-controlling interest in a financial services holding company that is the successor of the Company's former life insurance operations.

         Unless the context indicates otherwise, the term "the Company" as used herein refers to Riverside and its subsidiaries.


                             HISTORICAL DEVELOPMENT

         The Company obtained its initial investment in Wickes in 1990 through the acquisition of American Founders Life Insurance Company ("American Founders"), which at the time of its acquisition owned approximately 10% of Wickes' common stock. In 1993, as part of a Wickes recapitalization plan, including an initial public common stock offering, the Company increased its beneficial ownership of Wickes' Common Stock to approximately 36%. On June 20, 1996, Riverside purchased from Wickes 2,000,000 newly-issued shares of Wickes' Common Stock for $10,000,000 in cash. As a result of this transaction, Riverside beneficially owns 4,217,288 shares of Wickes' Common Stock, which constitutes 52% of Wickes' outstanding voting and non-voting common stock. See "Building Materials."

         During the first half of 1996, the Company's life insurance operations comprised the Company's other main business segment. The Company commenced life insurance operations in 1986 and expanded these operations through the 1989 acquisition of Aztec Life Assurance Company ("Aztec") and the 1990 acquisition of American Founders. At the end of 1994, Aztec disposed of all of its insurance in force and ceased active operations. On December 31, 1995, the Company sold the corporate charter and state insurance licenses of another life insurance subsidiary, National American Life Insurance Company of Texas. On June 6, 1996, Riverside completed a merger of its remaining life insurance operations with Circle Investors, Inc. ("Circle") that resulted in the ownership by Riverside of a non-controlling interest in Circle. See "Life Insurance Operations - Circle Merger; Investment in Circle."

         From 1986 until 1993, the Company also conducted property and casualty insurance operations through its Dependable Insurance Company, Inc. ("Dependable") subsidiary. Dependable's operations were discontinued in 1993 when Dependable ceased all insurance programs and disposed of substantially all of its in force business. The Company completed the sale of Dependable in September 1995.


                                LINES OF BUSINESS

LINES OF BUSINESS

         The following table sets forth certain financial data for the past three years of the Company's building materials, life insurance and other segments. Wickes' operations are consolidated with those of the Company and its subsidiaries for the third and fourth quarters of 1996 and accounted for under the equity method for prior periods. Accordingly, the following table presents only revenues, income and identifiable assets of Wickes' at the net amount recorded on the Company's books for the years ending 1995 and 1994. "Other" includes real estate, parent company, financial services, and discontinued operations and all eliminating entries for inter-company transactions.

                                                                      Year Ended December 31,
                                                     --------------------------------------------------------------
                                                       1996                       1995                       1994
                                                       ----                       ----                       ----
                                                                            (in thousands)
REVENUES:
Building Materials                                   $471,515                 $     492                   $    725
Life Insurance                                          9,800                    25,245                     37,079
Other                                                   2,342                    (1,688)                      (294)
                                                     --------                 ---------                   --------
  Total                                              $483,657                 $  24,069                   $ 37,510
                                                     ========                 =========                   ========

INCOME FROM CONTINUING
OPERATIONS (BEFORE TAXES):
Building Materials                                   $  5,058                  $ (1,408)                  $   (416)
Life Insurance                                          4,944                   (10,530)                     2,372
Other                                                  (4,803)                   (1,968)                       103
                                                      -------                ----------                   --------
  Total                                              $  5,199                $  (13,906)                  $  2,059
                                                     ========                ==========                   ========

IDENTIFIABLE ASSETS:
Building Materials                                   $281,398                $   11,358                   $ 14,996
Life Insurance                                          5,661                   297,804                    330,083
Other                                                  26,771                    (8,437)                    11,631
                                                     --------                ----------                   --------
  Total                                              $313,830                $  300,725                   $356,710
                                                     ========                ==========                   ========



                               BUILDING MATERIALS

         The Company retails and distributes building materials through its 52%-owned subsidiary, Wickes.

         The information concerning Wickes contained in this report was obtained from Wickes' Annual Report on Form 10-K for the fiscal year ended December 30, 1996 (the "Wickes Form 10-K"), filed by Wickes with the Securities and Exchange Commission (the "Commission"). For further information concerning Wickes, reference is made to the Wickes Form 10-K and the periodic reports and other information filed by Wickes with the Commission.

         Wickes is a major retailer and distributor of building materials. Wickes sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors, and to a lesser extent, project do-it-yourselfers ("DIYers") involved in major home improvement projects. Wickes operates 110 building centers in 24 states in the Midwest, Northeast, and South and twelve component manufacturing facilities that produce and distribute pre-hung door units, roof and floor trusses, framed wall panels, and pre-assembled windows.

BACKGROUND

         Wickes was formed as a Delaware corporation in 1987 and in April 1988 completed the acquisition (the "1988 Acquisition") of an operating division that had commenced in 1952 with a single building center. Upon completion of the 1988 Acquisition, Wickes operations consisted of 223 building centers and 10 component manufacturing facilities. From 1988 through 1993, Wickes reduced the number of its building centers to 124 and the number of its component manufacturing facilities to six.

         On October 22, 1993, Wickes completed a plan of recapitalization (the "Recapitalization Plan") pursuant to which Wickes retired all outstanding indebtedness incurred in connection with the 1988 Acquisition, restructured its previously existing classes of capital stock, and completed the initial public offering of 2,800,000 shares of its common stock.

         In 1994, Wickes commenced an acquisition program which resulted in the acquisition of fifteen building centers and five component manufacturing facilities during 1994 and 1995, principally through the acquisition of the Gerrity Lumber business. For further information, see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

         During the fourth quarter of 1995 Wickes committed to a plan (the "1995 Plan") to reduce the number of under-performing building centers, the corresponding overhead to support these building centers, and to strengthen its capital structure. The operational changes contemplated by this plan were begun on December 29, 1995. Since that date, Wickes has consolidated or closed 18 building centers and has identified additional building centers for consolidation or closing. The plan also included the modification and extension of the Wickes' bank revolving credit agreement, which was completed on March
12, 1996, and the private sale of 2 million newly-issued shares of Wickes's Common Stock for $10 million, which occurred on June 20, 1996. In connection with the 1995 Plan, and other unusual items, Wickes recorded a $17.8 million charge in the fourth quarter of 1995. (See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein).

INDUSTRY OVERVIEW

         According to the Home Improvement Research Institute ("HIRI"), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $203.2 billion in 1996. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. Wickes believes that no building material supplier accounted for more than 10% of the total market in 1996.

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

         Industry sales are closely linked to the level of activity in the residential building industry, which tends to be cyclical and seasonal. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts totaled 1.20 million in 1992, 1.29 million in 1993, and 1.46 million in 1994, and $1.35 million in 1995. In 1996, housing starts increased by 8.8% to 1.47 million. The increase in 1996 housing starts in Wickes' primary markets, the Midwest and Northeast, were approximately 11.2% and 10.6%, respectively. Nationally, single family housing starts, which generate the majority of Wickes's sales to building professionals, experienced an increase of 7.8% in 1996, from 1.07 million starts in 1995 to 1.16 million starts in 1996. The Blue Chip Economic Indicators Consensus Forecast dated March 10, 1997, projects 1997 housing starts to be 1.39 million, or a decrease of approximately 5.4%.

         Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures are generally undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIYers) tend to increase with increasing sales of both existing and newly-constructed residences. The HIRI estimates the sales of home improvement products to repair and remodeling professionals represented $40.3 billion, or approximately 20% of total 1996 sales of the building material supply industry, while direct sales to DIYers amounted to $95.1 billion.

BUSINESS STRATEGY

         GENERAL

         Wickes' strategic goal is to become the preferred supplier of building materials and services to its target customers: home builders, commercial builders, and trade contractors and remodelers.

         Wickes has focused on improving its product lines, staffing, facilities, purchasing, sales and marketing, as well as other aspects of its operations to fit a new operational model based on a lower cost structure, improved asset turnover, and more efficient service to target customers. The shift to improve upon Wickes's traditional "dual yard" format was necessary to remain profitable in the high volume, lower margin professional construction market.

         INCREASED MARKET SHARE IN EXISTING MARKETS

         In order to increase sales force productivity and increase market share in existing markets, Wickes has commenced several management and sales initiatives. To improve penetration in its current markets, Wickes is broadening and deepening the non-wood inventory selection carried at its building centers and establishing more competitive pricing on these items. In addition, Wickes is significantly increasing the number of its outside sales representatives ("OSR's") through the addition of quality experienced OSR's in most of its building centers. Other initiatives, such as a tool rental program and expanded inventory for R&R contractors in many locations, are aimed at increasing sales through improved product and service offerings. Also, Wickes is significantly expanding its management and sales training programs.

         INCREASED FOCUS AND STRATEGIC ALLIANCES WITH TOP BUILDERS

         In 1996 Wickes established a special management team to focus on the top 400 builders in the U.S. The goal was to increase Wickes' success with medium-sized, regional and top national builders and to explore strategic alliances with these builders where mutually beneficial. The efforts of this team have led to increased sales to twelve major builders. In addition, Wickes is involved in serious discussions with several top builders to create strategic alliances that leverage Wickes' size, number of locations, and significant resources on both a regional and national basis.

         LIMITED SKU FACILITIES

         In order to meet the specific needs of large key accounts in markets Wickes does not currently service, Wickes has developed a model for a low cost "Limited SKU Facility". Limited SKU Facilities are designed to be established in conjunction with a builder engaged in a major development to provide the specific inventory, equipment, logistics, and services to meet the customer's special needs and specifications. Limited SKU facilities are designed to be profitable at lower gross margins and may include some form of component manufacturing. Two facilities have already opened in 1997, two others are currently being assembled, and several others are in early stages of planning.

         Because of the need to supply only the specific service needs of a single customer, it is expected that a Limited SKU Facility can be operational usually within 90 days of reaching agreement with the customer. Once operating, the facility will look to expand its services to other customers within its market. Each facility will be designed to allow for ease of exit at the end of the agreement, if necessary, or the ability to grow into a full - fledged building center or component manufacturing operation. Initial reaction to this concept from large national and regional builders has been very favorable.

         EXPANDED COMPONENT MANUFACTURING

         Wickes owns and operates twelve component manufacturing facilities that supply Wickes' building centers with certain higher-margin, value-added products such as pre-hung doors, framed wall panels, roof and floor trusses, and windows. These manufacturing facilities enable Wickes to serve the needs of its professional customers for such quality, custom-made products. These operations supply approximately 56% of the pre-hung interior doors, 69% of the metal exterior doors, 42% of the roof and floor truss systems and all the wall panel systems sold by Wickes in 1996. Wickes believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction as labor costs rise. Wickes plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its building centers with these products.

         In addition to expanding the production capacity at existing facilities, Wickes is currently working on several projects to meet the needs of specific customers in markets not currently serviced by Wickes' manufacturing operations. These projects vary from low cost start-up operations to joint ventures with existing experienced manufacturers.

         WICKES DIRECT

         In an effort to increase its business to non-traditional customers and out-of-market trade areas, Wickes formed the Commercial Sales Division in 1993 and added a national builder accounts sales team in 1996. In late 1996, these two groups were combined to form "Wickes Direct", Wickes' wholesale division. This division focuses on large volume orders, from both commercial and residential builders, much of which is to be shipped directly from the manufacturer to the customer's job-site. A team of ten key account managers and twelve independent sales representatives has been assembled to work directly with customers to provide products and services. In addition to lumber and building materials, this division provides design, estimating, logistics, and material delivery services to large customers anywhere in the world, all accomplished without the need for a physical facility close to the customer.

         INCREASED USE OF SALES TECHNOLOGY

         Wickes is progressive in its use of the Internet to expand its business. Wickes maintains a Web site, at http://www.wickes.com/, which provides product and service information, together with links to numerous suppliers and customers, a listing of all building centers and management and sales staff, information about Wickes, and the ability to leave questions or requests for quotes. At the National Association of Home Builders show held in Houston in January 1997, Wickes introduced a new site designed to help maximize the customer's efficiency by offering Wickes' services 24 hours a day. This site allows a customer, through a secure link on the Internet, the ability to check pricing, place orders, request quotes, or check billing information. It is currently being implemented with select customers.

         Wickes is also expanding its use of the Internet and telemarketing to identify sales opportunities as they become available, rather than waiting until they appear in traditional industry sources.

         IMPROVEMENT OF WICKES' BALANCE SHEET

         Wickes has taken numerous steps to strengthen its balance sheet, including the improvement of working capital management, the reduction of under performing and non-operating assets, the modification of its revolving credit agreement and the sale of newly-issued stock. These steps, along with other on-going efforts have improved, and are expected to further improve, Wickes' debt position and increase its return on assets.

         During the fourth quarter of 1995, Wickes committed to and began implementing the 1995 Plan, which was designed to improve return on assets by closing or consolidating under-performing operating centers, decreasing the corresponding overhead to support these building centers, and initiating actions to strengthen its capital structure. During 1996 and 1997, Wickes continued executing the 1995 Plan. Through February 28, 1997 Wickes has consolidated or closed 18 building centers. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

      During the first and second quarters of 1996, Wickes implemented a plan to reduce the number of under utilized vehicles and equipment. As a result of this program, the number of delivery vehicles and forklifts was reduced by approximately 350 units, while still providing customers with the high level of delivery service to which they are accustomed.

      The 1995 Plan also included the amendment and restatement of Wickes' revolving credit agreement, which was completed March 12, 1996. See Note 9 of "Notes to Consolidated Financial Statements" included elsewhere herein. A second amendment and restatement of this credit agreement, which would include among other things (i) extension of the life of the facility until March, 2001, (ii) 75 basis point reductions in the interest rate premiums over London InterBank Offered Rate ("LIBOR") and over prime, (iii) modifications to certain financial covenants, and (iv) a provision for further interest rate premium reductions if certain performance levels are achieved, is expected to be completed in March or early April 1997. Also, on June 20, 1996, Wickes sold 2,000,000 newly-issued shares of its Common Stock to Riverside, Wickes' largest stockholder, for $10 million in cash. See Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

MARKETS

      Wickes has generally located its building centers in less populous areas, with 81% located in trade areas (10 mile radius) with fewer than 50,000 owner-occupied households. The following table sets forth the distribution of Wickes' building centers by size of community:

           Owner-Occupied                Number of
             Households in               Building
           Ten Mile Radius               Centers
          -----------------             --------
          Under 10,000                        36
          10,000-25,000                       24
          25,000-50,000                       30
          50,000-100,000                      16
          100,000 and over                     4
                                             ---
          Total                              110
                                             ===


      In its more densely populated markets, Wickes sells primarily to building professionals, while in smaller markets, Wickes' building centers generally sell to both building professionals and consumers. Each of Wickes' building centers operates as a separate profit center and tailors its product and service mix to its local market.

      Wickes' 110 building centers are located in 24 states in the Midwest, Northeast and South. Wickes believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of Wickes' geographic markets. The following table sets forth certain information with respect to the locations of Wickes' building centers as of February 28, 1997:

             Midwest                             Northeast                                South
-----------------------------          ----------------------------             -------------------------
           Number of                            Number of                               Number of
           Building                              Building                               Building
    State           Centers                State          Centers                 State           Centers
-------------     -----------          -------------    -----------             --------         --------
Michigan                  30          New York                    8            Alabama                  3
Wisconsin                 15          Pennsylvania                7            Kentucky                 3
Indiana                   11          Maine                       2            Texas                    2
Ohio                       5          Connecticut                 3            Louisiana                1
Illinois                   5          New Hampshire               2            Mississippi              2
Iowa                       2          New Jersey                  1            Tennessee                1
Colorado                   2          Massachusetts               1            Georgia                  1
                          --          Maryland                    1            North Carolina           1
                                                                 --            Florida                  1
                                                                                                       --

         Total            70               Total                 25              Total                 15
                          ==                                     ==                                    ==


      During the first two months of 1997, Wickes opened two new building centers, in Aurora, Illinois and Colorado Springs, Colorado. Both of these facilities were initially established as Limited SKU Facilities to meet the specific needs of an existing customer, but with the intention and flexibility to expand the volume at these operations well beyond these initial needs.

      During 1996, Wickes opened a new component manufacturing facility in Indiana and consolidated two building centers into other existing centers.

      The following table reconciles the number of building centers and component manufacturing facilities operated by Wickes at December 31, 1994, December 30, 1995, December 28, 1996 and February 28, 1997.

                                                           Component
                                       Building          Manufacturing
                                       Centers            Facilities
                                       -------            ----------
As of December 31, 1994                  130                  10
         Acquisitions                      5                   2
         Expansion                         2                   -
         Closings                        (10)                  -
         Consolidations                  (17)                 (1)
                                         ---                 ---
As of December 30, 1995                  110                  11
                                         ===                 ===
         Expansion                         -                   1
         Consolidations                   (2)                  -
                                         ---                 ---
As of December 28, 1996                  108                  12
                                         ===                 ===
         Expansion                         2                   -
As of February 28, 1997                  110                  12
                                         ===                 ===

CUSTOMERS

      Wickes has a broad base of customers, with no single customer accounting for more than 0.5% of net sales in 1996. In 1996, 87% (compared with 82% in 1995) of Wickes' sales were on trade credit, with the remaining 13% as cash and credit card transactions.

      HOME BUILDERS

      Wickes' primary customers are single-family home builders. In 1996, all home builder customers accounted for 57% of Wickes' sales, compared with 54% in 1995. The majority of Wickes' sales to these customers are of high-volume commodity items, such as lumber and building material. Wickes will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

      COMMERCIAL CONTRACTORS

      In 1993, Wickes launched a program developed specifically to serve the unique needs of commercial and multi-family contractors. In 1996 and early 1997 the responsibility for serving this customer segment was transferred to Wickes' building center operations and the newly formed Wickes Direct sales division. In 1996, sales to these customers accounted for more than 16% of Wickes' sales, compared with 14% of Wickes' sales in 1995.

      REPAIR & REMODELERS

      In 1996, R&R customers accounted for approximately 12% of Wickes' sales, compared with 14% in 1995. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. Wickes offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

      DIYERS

      Sales to DIYers (both project and convenience) represented about 15% of Wickes' sales in 1996, compared with 18% in 1995. The percentage of sales to DIYers varies widely from one building center to another, based primarily on the degree of local competition from warehouse and home center retailers. Wickes' building centers do not have the large showrooms or broad product assortments of the major warehouse or home center retailers. For small purchases, the showrooms serve as a convenience rather than a destination store. Consequently, Wickes' focus on consumer business is toward project DIYers - customers who are involved in major projects such as building decks or storage buildings or remodeling kitchens or baths.

SALES AND MARKETING

      Wickes employs a number of marketing initiatives designed to increase sales and to support Wickes' goal of being the dominant force in the sale of lumber and other building materials to building professionals in each of its markets.

      BUILDING PROFESSIONAL

      Wickes seeks to establish long-term relationships with its professional customers by providing a higher level of customer assistance and services than are generally available at independently-owned building centers or large warehouse and home center retailers.

      Wickes provides a wide range of customer services to building professionals, including expert assistance, technical support, trade credit, scheduled job-site delivery and other special services. Wickes believes that, while pricing is an important purchasing criterion for these customers, availability of quality products and services are equally or more important.

      Wickes' primary link to the building professional market is its experienced sales staff. Wickes' approximately 370 outside sales representatives ("OSRs") are commissioned sales persons who work with professional customers on an on-going basis at the contractors' job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. Wickes has equipped all of its building centers with a computerized system which significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the sales representative to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of Wickes' marketing strategy and distinguishes Wickes from many of its competitors.

      In January 1997 a new sales and marketing division, Wickes Direct, was launched targeting sales to some of the nation's largest single and multi-family residential builders, as well as commercial construction contractors. Wickes Direct employs numerous non-traditional, as well as traditional, selling techniques to reach customers generally not serviced by Wickes' existing building centers. Positioned as the "wholesale division of Wickes Lumber", Wickes Direct pursues sales through ten key account managers and approximately twelve independent sales representatives throughout the country. Shipments to Wickes Direct accounts are primarily made direct from the supplier or manufacturer and in many cases will not require the support of a physical Wickes Lumber facility.

      Wickes currently employs 147 specialty salespeople in its building centers who provide expert advice to customers in project design, product selection and applications. A staff of 64 trained R&R sales specialists offer special services to R&R contractors equivalent to that accorded home builders. Wickes, for many years, has made its local offices and office equipment (such as facsimile and photocopy machines) available to R&R customers, many of whom work out of their homes and have a need for these services. In many of its building centers, Wickes maintains separate R&R offices. Wickes currently has kitchen and bath departments in all of its building centers and has a staff of 72 kitchen and bath specialists. Wickes also employs 11 specialists in other departments.

      Wickes extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 87% of Wickes' sales during 1996 were on credit, with the remaining 13% consisting of cash or credit card sales, including approximately 1% of sales on Wickes' private label credit card. Overall credit policy is established at the corporate level, with each building center manager and a district credit manager responsible for the administration and collection of accounts. The accounts are generally not collateralized, except to the extent Wickes is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts. Wickes' credit practices have resulted in a bad debt expense of .1% of total credit sales in 1996, compared with .8% in 1995 and
 .3% in both 1994 and 1993. Much of the increase in 1995 was attributable to the conversion of accounts at the Gerrity Lumber building centers acquired in 1994 to Wickes' credit practices.

      Wickes owns and leases a fleet of 687 delivery vehicles as of February 28, 1997, to provide job-site deliveries of building materials scheduled to coordinate with project progress, including 55 specialized delivery trucks equipped for roof-top or second story delivery and 85 specialized millwork delivery vehicles. Wickes will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

      Over the past several years, Wickes has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans more efficiently.

      Wickes has built and continues to expand its Internet site on the world wide web. This resource provides information about Wickes' services and products, facilitates doing business with customers, allows customers to pull up their own transactional information, and features extensive links to suppliers and other industry references. The home page can be found at the Internet address: http://www.wickes.com/. Wickes has also begun implementation of a client/server data warehouse system to upgrade its central information processing needs.

      Wickes advertises in trade journals and produces specialized direct mail promotional materials designed to attract specific target customers. Wickes does some select newspaper advertising, which may include circulars and run-of-press advertisements. It also has numerous product displays in its building centers to highlight special products and services.

      To increase customer loyalty and strengthen customer relationships, Wickes, in many cases with vendor support, sponsors or participates in numerous special marketing activities, such as trade show events, informational product seminars, various outings, and professional builder trips.

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

      While Wickes' product offerings in hardlines are generally more limited than its consumer-oriented competitors, Wickes stocks a larger selection of commodity products and offers a special order program for custom or specialty products. Wickes emphasizes project packages, which include all materials and detailed instructions for the assembly of the larger projects frequently undertaken by project DIYers.

PRODUCTS

      Wickes stocks a wide variety of building products, totaling approximately 49,000 stock keeping units ("SKUs") Company-wide, to provide its customers with the quality products needed to build, remodel and repair residential and commercial properties. Each of Wickes' building centers tailors its product mix to meet the demands of its local market. A core group of approximately 5,200 SKUs is typically stocked in each building center.

      Wickes separates its products into three groups: Wood Products -- lumber, plywood, roof and floor trusses, treated lumber, sheathing, wood siding and specialty lumber; Building Products -- roofing, vinyl siding, doors, windows, moldings, drywall and insulation; and Hardlines -- hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings. Wood Products, Building Products and Hardlines represented 52%, 36% and 12%, respectively, of Wickes' sales for 1996 and 51%, 36% and 13% of sales for 1995.

      In addition to stock items, Wickes also fills special orders, either from its own manufacturing facilities or through outside suppliers. Wickes believes that these special order services are extremely important to its customers, particularly the building professional. In 1996, approximately 30% of Wickes' sales were of special order items, compared with 32% in 1995.

      Wickes owns and operates twelve component manufacturing facilities that supply Wickes' building centers with certain higher-margin, value-added products such as pre-hung doors, framed wall panels, roof and floor trusses, and windows. These manufacturing facilities enable Wickes to serve the needs of its professional customers for such quality, custom-made products. The door manufacturing operations support 95 of Wickes' building centers by supplying approximately 56% of the pre-hung interior doors and 69% of the metal exterior doors sold by Wickes. The truss manufacturing operations supplied 42 building centers with approximately 42% of the total roof and floor truss systems sold by Wickes in 1996 and 17 building centers with wall panel systems. Wickes believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction as labor costs rise. Wickes plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its building centers with these products.

SUPPLIERS AND PURCHASING

      Wickes purchases its products from numerous vendors. The great majority of commodity items are purchased directly from manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. Wickes also manufactures approximately 42% of the roof and floor trusses, 56% of the pre-hung interior doors, and 69% of the metal exterior doors sold in its building centers. No single vendor accounted for as much as 5% of Wickes' purchases in 1996, and Wickes is not dependent upon any single vendor for any material product. Wickes believes that alternative sources of supply are readily available for substantially all of the products it offers.

      The great majority of Wickes' commodity purchases are made on the basis of individual purchase orders rather than supply contracts. In certain product lines, though, Wickes has negotiated some advantageous volume pricing agreements for a portion of the product line's purchases. Because approximately 33% of Wickes' average inventory consists of commodity wood products, which are subject to price volatility, Wickes attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. Wickes has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and Wickes believes that it has greater purchasing power than many of its smaller, local independent competitors. Wickes seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements. With certain of its suppliers, Wickes has entered into purchasing arrangements which allow Wickes to purchase wood products shipped to distribution centers as such goods are needed to restock inventory or fill customer orders, thereby allowing Wickes to reduce its on-hand inventory needs.

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

      Wickes has active rail sidings at 63 of its building centers enabling suppliers to ship products purchased by Wickes directly to these building centers by rail. Wickes also utilizes two distribution centers owned by third parties, located in Chicago, Illinois and Pottstown, Pennsylvania. Approximately 4% of Wickes' wood products inventory is distributed through these facilities.

INTERNATIONAL OPERATIONS

      Wickes owns 46% of a company, Riverside International LLC, engaged in logging, sawmill and other lumber-related activities in Russia, principally in the Archangel region. During 1996, two investment funds invested $5 million each in this company and each received a 25% equity interest, with Wickes retaining 46% interest and Riverside International LLC's management receiving the balance of the equity. All of the funds received in this transaction were retained by Riverside International LLC for its own operations.

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

      Within the consumer segment, Wickes competes primarily with local lumber yards and hardware stores and, in certain of its markets, with local units of larger warehouse and home center retailers. Competition within this segment is based principally on price, merchandising, location and advertising. Wickes focuses primarily on project DIYers, who tend to place much more value on product selection and the availability of special services in selecting a building materials supplier. According to Building Supply Home Centers "1995 Giants" report, the most recent available, the average product mix of consumer-oriented retailers consist of 14% wood products, 11% building products and 75% hardlines, compared with 52% , 36%, and 12%, respectively, for Wickes in 1996.

ENVIRONMENTAL AND PRODUCT LIABILITY MATTERS

      Many of the building center facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed in compliance with modern standards, all such tanks known to Wickes located on facilities owned or operated by Wickes have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $2.1 million of costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions, and Wickes has reserved $1.0 million towards the cost of these and other environmental and product liability matters.

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

                            LIFE INSURANCE OPERATIONS

GENERAL

      Prior to the completion of the Circle Merger (as defined below) on June 6, 1996, the Company conducted life insurance operations through its American Founders and Aztec subsidiaries. Effective with completion of the Circle Merger, the Company ceased to be engaged directly or indirectly in life insurance operations. The Company accounts for its investment in Circle on the equity method. As discussed below, the Company continues to hold an investment in Circle.

HISTORICAL OPERATIONS

      The Company historically distributed its products through general agents, direct response marketing and a financial institution marketing force. In 1993, the Company eliminated its financial institution marketing force in order to reduce operating costs. The great majority of the Company's life insurance sales in recent years had been generated through this distribution method.

      American Founders offered a variety of products, including its universal, term mortgage protection and annuity products. Aztec specialized in selling, primarily through a financial institution marketing force, mortgage protection life insurance products through leads generated by the mortgage lending activities of various financial institutions. Aztec's marketing operations ceased with the sale of its business to another insurer in December 1994.

CIRCLE MERGER; INVESTMENT IN CIRCLE

         On June 6, 1996, the Company merged (the "Circle Merger") its life insurance operations with those of Circle Investors, Inc. ("Circle"). Circle is a privately-held financial services company located in Indianapolis, Indiana. In the Circle Merger, the Company's former life insurance subsidiaries became wholly-owned by Circle, and the Company received $35,000,000 in cash, 2,267,000 newly-issued shares of Circle's common stock (the "Circle Common Shares"), without par value, and 3,600 newly-issued shares of Circle's Series C Preferred Stock (the "Circle Preferred Shares") with an aggregate liquidation preference of $3,600,000.

         Also, in connection with the Circle Merger, 951,486 shares of Wickes Common Stock and certain other assets formerly held by American Founders were distributed to the Company. Also, the Company purchased from American Founders certain real estate with a net appraised value of approximately $19,775,000 for $1,977,500 in cash and seven-year non recourse promissory notes in the aggregate principal amount of $17,797,500. See Note 9 of Notes to the Consolidated Financial Statements included elsewhere herein.

         For a description of a definitive agreement entered into by Circle pursuant to which the Circle Common Shares and the Circle Preferred Shares are to be converted into, at the Company's election, either 5,686,000 shares of common stock of an unrelated third party or $5,345,000, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                OTHER OPERATIONS

FINANCIAL SERVICES TO BUILDERS

         MORTGAGE LENDING

         The Company's wholly-owned subsidiary, Wickes Mortgage Lending, Inc. ("WML"), markets construction and permanent mortgages to the professional builder customers of Wickes, as well as the customers of theses builders. WML also markets permanent and construction-permanent mortgage loans to consumers directly through referrals and from realtors and builders. Prior to the Circle Merger, WML operated as a division of the Company's life insurance investment operations. During 1995, WML opened two offices and began operations on a test basis.

         During 1996, WML opened four branch offices (Jacksonville, Florida; South Bend, Indiana; Detroit, Michigan; and Pensacola, Florida) to add to its existing two branch offices (Indianapolis, Indiana and Birmingham, Alabama) opened during 1995. At the end of 1996, WML employed 20 persons (13 at its home office and seven loan officers located at its branch offices).

         WML has a $23 million warehouse line of credit from Liberty Savings Bank for funding its construction and permanent loans. This facility replaced the $6 million facility previously in effect. $20 million of this facility is available for construction loans and $3 million is available for permanent loans. See Note 9 of Notes to Consolidated Financial Statements included elsewhere herein. WML retains construction loans for interest and fee income, and is repaid by the borrower's proceeds from the sale of the completed home. Permanent and construction-permanent loans are sold, shortly after the date of such loans for premiums and service release fees to outside investors under existing agreements. No customer accounted for 10% or more of revenues during 1996.

          WML markets loan products insured by FHA and guaranteed by VA under sponsored corporate marketing agreements with several approved lenders. As a HUD and VA approved lender, WML's operations are subject to the rules and regulations promulgated by HUD and VA.

          WML markets a "one-time-closing" construction-permanent loan to consumers which WML simultaneously sells at closing to Liberty Lending Services, Inc. under a Correspondent Agreement with Liberty. In a separate Mortgage Servicing Agreement with Liberty, WML agrees to administer the loans for Liberty during the construction phase of the loans. WML receives a fee from the investor for the sale of the loan, a portion of which is deferred until the completion of the construction of the home.

         During 1996, WML entered into a Mortgage Marketing Agreement with Wickes in which Wickes granted to WML a sublicense to use its trademarks for purposes contained in the agreement to jointly market a mortgage lending program to and through Wickes' builder customers. Wickes also agreed to reimburse WML for a portion of its start up costs.

         WML competes primarily with banks and savings institutions in the origination of construction loans to builders. The mix of competition between national banks, state and community banks and savings institutions varies from market to market. Predominantly, WML's builder customer is a small builder who builds less than 15 homes per year. Because of this size, typically WML competes more directly with the smaller state and community banks and savings institutions, though the pricing and credit requirements of these institutions are affected by those of the larger national banks.

         WML typically competes with the mortgage bank subsidiaries of national banks, large mortgage bankers, moderate size mortgage lenders and mortgage brokers, in the origination of permanent loans to consumers.

         As of December 31, 1996, included in construction and permanent loans were $1,135,000 of permanent loans and $3,044,000 of construction loans. The unused amount of construction loan commitments at December 31, 1996, totaled $3,329,000. The Company's commitment to fund the unused balance is contingent upon the borrower's successful completion of certain specified conditions. Approximately 65% of the construction loans outstanding at December 31, 1996, were made with respect to homes for which no purchase agreement existed.

         INSURANCE SERVICES

         Wickes Financial Services Center, Inc. ("WFSC") is a Delaware corporation wholly-owned by Riverside that markets insurance products to Wickes' professional builder customers. WFSC commenced operations in 1993 and initially marketed the insurance products of third-party carriers through "captive agents" who were employees in the company. The Company subsequently restructured these operations with WFSC operating as a managing general agent ("MGA"). During the fourth quarter of 1996, the Company discontinued its MGA operations and entered into a marketing arrangement with its former sales manager that provides the same insurance products to Wickes' builder customers.

         During 1996 and 1995, WFSC's operations incurred pre-tax losses of approximately $.5 million and $.7 million, respectively.

REAL ESTATE OPERATIONS

         As of December 31, 1996, the Company's investment in real estate includes $16,389,000 of land held for sale, $400,000 of commercial rental property, and $65,000 of investments in real estate joint ventures.

         LAND HELD FOR SALE

         Included in the investment in land held for sale is approximately 233 acres of land located within Highlands Park in Smyrna, Georgia, and 28 acres of land located within Belfort Park in Jacksonville, Florida, referred to as "Highlands" and "Belfort", respectively. In June 1996, in connection with the Circle Merger, the Company purchased these properties from American Founders.

         HIGHLANDS. Highlands originally consisted of 1,000 acres and has been an active development since 1983 with approximately 767 acres being sold over the last 12 years. Highlands is a planned industrial development just outside of Atlanta, Georgia. The land is subdivided into numerous parcels planned for commercial, office and light industrial use.

         In its current state, the property has road frontage and access to County water, sewer, electrical, gas and telephone. In addition, many of the properties have been graded. All remaining property can be sold in its existing condition without any additional capital outlay.

         During 1996, the Company completed the sale of 25 acres for approximately $2,600,000. Currently, 89 acres are under contract for sale for an aggregate purchase price of approximately $5.3 million.

         BELFORT. Belfort consists of approximately 28 acres of vacant and unimproved commercial land. 21 of the 28 acre parcel are designated for office use. The Company has entered into a letter of intent to sell these 21 acres for approximately $4.0 million.

                                    EMPLOYEES

         As of February 28, 1997, the Company had 46 full-time employees (excluding those of Wickes). As of the same date, Wickes had 3,042 employees, of whom 2,886 were employed on a full-time basis. The Company believes that it has maintained favorable relations with its employees. None of Riverside's or Wickes' employees is represented by a union or covered by a collective bargaining agreement.


ITEM 2. PROPERTIES.

         Riverside's executive offices are in leased space in Jacksonville, Florida. In addition, WML leases five offices in various states. See "Item 1. Business - Other Operations - Financial Services to Builders."

         Wickes' 110 building centers are located in 24 states, with 70 in the Midwest, 25 in the Northeast and 15 in the South. See "Item 1. Business - Building Materials - Markets." Wickes believes that its facilities generally are in good condition and will meet Wickes' needs in the foreseeable future.

         Wickes' building centers generally consist of a showroom averaging 9,700 square feet and covered storage averaging 42,800 square feet. Wickes' building centers are situated on properties ranging from 1.3 to 40.0 acres and averaging 10.2 acres. Wickes also operates twelve component manufacturing facilities which have an average of 37,700 square feet under roof on 7.8 acres.

         Wickes owns 96 of its building centers and 92 of the sites on which such building centers are located. The remaining 14 building centers and eighteen sites are leased. As of December 28, 1996, Wickes also held for sale the assets of eight closed building centers and three other properties with an aggregate book value of $11.1 million. In addition to its building centers, Wickes operates twelve component manufacturing plants. Six of these plants are located on building center sites. Of the remaining six plants, four are on owned sites and two are on leased properties.

         Wickes also owns and leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of Wickes' products. As of February 28, 1997, the fleet included approximately 96 heavy duty trucks, 55 of which provide roof-top or second story delivery, 506 medium duty trucks, 433 light duty trucks and automobiles, 531 forklifts, and 85 specialized millwork delivery vehicles.

         Wickes owns its corporate headquarters, located at 706 North Deerpath Drive in Vernon Hills, Illinois.

ITEM 3.  LEGAL PROCEEDINGS.

         On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale by Wickes of 2 million newly-issued shares of Wickes Common Stock to Riverside was unfair and constituted a waste of assets and that Wickes' directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of Wickes' shareholders equitable relief or to obtain damages with respect to the transaction. See "Item 1. Business - Building Materials - Background" and Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

         As a result of the settlement of certain claims between the plaintiffs and other parties peripheral to the dispute included in FynSyn Capital Corporation and Wickes Lumber Investment Partnership vs. Bankers Trust Company, et al., the primary remaining issue in the dispute is Wickes' affirmative claim for attorney's fees from the plaintiffs.

         Wickes is one of many defendants in approximately 110 actions, each of which seeks unspecified damages, brought since 1993 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions are represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes.

         Wickes and the Company are involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

         The Company's assessment of the matters described in this Item 3 and other forward-looking statements ("Forward-Looking Statements") in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. The outcome of the matters described in this Item 3 may differ from the Company's assessments of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience to date, Wickes' ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom Wickes may be entitled to indemnity, and the unpredictability of matters in litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades over-the-counter and is quoted on the NASDAQ National Market System under the trading symbol "RSGI." As of March
20, 1997, there were 5,287,123 shares outstanding held by approximately 1,790 shareholders of record.

         The following table sets forth, for the periods indicated, the high and low last sale prices for the Company's common stock as reported on the NASDAQ National Market System. Prices do not include retail markups, markdowns or commissions.

                                                                 High      Low
                                                                 ----      ---
         Calendar Quarter
         1995:
         First Quarter..........................................$6.750   $5.250
         Second Quarter......................................... 6.500    5.250
         Third Quarter.......................................... 6.250    5.000
         Fourth Quarter......................................... 5.250    3.375

         1996:
         First Quarter..........................................$4.000   $3.000
         Second Quarter......................................... 3.875    2.875
         Third Quarter.......................................... 3.500    2.875
         Fourth Quarter......................................... 3.000    1.563

         On October 1, 1996, the Company declared a cash dividend of $.10 per share, payable on October 31, 1996, to shareholders of its common stock of record on October 15, 1996. The Company did not pay any other cash dividends on its common stock during the last two fiscal years. The Company will continue to evaluate the option of future payments of dividends but does not anticipate declaring any dividends at least until its short-term liquidity improves. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and is dependent upon the Company's overall financial condition, capital requirements, compliance with contractual requirements, earnings, and such other factors as the Board of Directors may deem relevant.

         The Company is dependent on dividends from its subsidiaries to pay cash dividends to its shareholders. Wickes has not declared or paid any dividends on common stock in the past three years and has no present intention to pay cash dividends on its common stock in the foreseeable future. Wickes' revolving credit facility prohibits cash dividends on Wickes Common Stock, and the trust indenture related to Wickes' 11-5/8% senior subordinated notes restricts cash dividends on Wickes' Common Stock. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA.

       The following summary of certain consolidated financial data of the company is derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with thise financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              Years Ended December 31.
                                                                        (in thousands, except per share amounts)
                                                   --------------------------------------------------------------------------------

                                                         1996            1995            1994           1993           1992
                                                         ----            ----            ----           ----           ----
  Sales and service revenues (1)                   $   467,254     $        --     $        --     $        --     $        --
  Insurance premiums and annuity
    considerations (3)                                   3,224           8,298          18,657          21,704          23,608
  Net investment income                                  6,325          14,492          17,523          20,735          25,076
  Net realized investment gains (losses)                 1,662            (234)           (182)          4,147           7,334
  Other operating income                                 5,192           1,513           1,512           5,989           2,075
  Total revenues (1)                                   478,465          22,556          35,998          46,586          56,018

  Equity in earnings (losses) of
      Wickes Lumber Company (1)(2)                      (1,714)         (5,849)          8,274           1,525              --
  Minority interest (1)                                 (2,318)             --              --              --              --
  Reorganization of life insurance
     subsidiaries (2)                                       --          (9,062)             --              --              --

  Earnings (loss) from continuing operations
      before extraordinary items and cumulative
      effect of change in accounting principles           (406)        (17,845)          8,850           4,043           5,011
  Loss from discontinued operations (4)                     --          (1,086)         (4,405)         (1,988)        (12,583)
  Gain on disposal of discontinued operations            2,731              --              --              --
  Extraordinary item (5)                                    --              --              --              --           5,319
  Cumulative effect of change in accounting
      principles (6)                                        --              --              --             596           2,178

                                                   -----------     -----------     -----------     -----------     -----------
       Net earnings (loss)                         $      (406)    $   (16,200)    $     4,445     $     2,651     $       (75)
                                                   -----------     -----------     -----------     -----------     -----------

  Earnings (loss) per common share, after
     deducting preferred stock dividends and
     accretion:
  Earnings (loss) from continuing operations
      before extraordinary items and cumulative
      effect of change in accounting principles          (0.08)          (3.38)           1.61            0.50            0.70
  Loss from discontinued operations                         --           (0.21)          (0.82)          (0.37)          (2.25)
  Gain on disposal of discontinued operations               --            0.52              --              --              --
  Extraordinary item                                        --              --              --              --            0.95
  Cumulative effect of change in accounting
      principles                                            --              --              --            0.11            0.39
                                                   -----------     -----------     -----------     -----------     -----------
       Net earnings (loss) per share                     (0.08)          (3.07)           0.79            0.24           (0.21)
                                                   -----------     -----------     -----------     -----------     -----------


  Balance Sheet data (at period end):
  Total investments                                $    22,199     $   233,441     $   258,971     $   306,942     $   352,621
  Total assets                                         313,830         300,725         353,370         390,731         512,457
  Total debt and redeemable preferred
    stock                                              208,419          31,215          45,198          49,949          58,131
  Total common stockholders' equity                $    20,775     $    26,056     $    29,103     $    38,397     $    35,871
  Common shares outstanding                          5,296,123       5,311,123       5,465,781       5,294,930       5,594,930


  Book value per common share                      $      3.92     $      4.91     $      5.32     $      7.25     $      6.41
  Cash dividend declared per common share          $      0.10     $        --              --              --     $        --
==============================================================================================================================

(1) The Company accounted for its investment in Wickes on the equity method through June 30, 1996 and on a consolidated basis thereafter.

(2) In 1995, Wickes recorded a $17.8 million charge relating to a plan to reduce the number of operating building centers and other unusual items. In 1994, Wickes recorded $4.2 million of tax benefits related to the renewal of a deferred tax valuation allowance established in a prior year.

(3) The Company discontinued active life insurance marketing operations in 1992. At the end of 1994, Aztec disposed of its insurance in force and ceased active operations. In June 1996, the Company merged its remaining life insurance operations with those of Circle; thereafter, the Company accounted for its investment in Circle on the equity method.

(4) During 1992, Dependable incurred losses and assessments of $14.7 million (pre-tax), net of reinsurance, as a result of Hurricane Andrew.

(5)      Extraordinary gain on early retirement of debt.

(6)      Cumulative effect of adopting SFAS No. 109 "Accounting for Income
         Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes contained elsewhere herein. Since the operations of Wickes are consolidated with those of the Company and its subsidiaries for the third and fourth quarters of 1996 and accounted for on the equity method for prior periods, comparisons between periods may not be meaningful in certain respects.

                         LIQUIDITY AND CAPITAL RESOURCES

THE PARENT COMPANY

         The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest, and for operating expenses. Operations, exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in debt instruments), consist primarily of real estate sales and the operations of WML. Although revenues are increasing for WML the Company currently forecasts that these operations will continue to produce negative cash flows through at least through the second quarter of 1997 and that these operations alone will not provide sufficient funds for the Parent Company's total long-term liquidity needs.

         As a consequence, the Parent Company will need to obtain significant additional funds through asset sales (other than sales of real estate, the proceeds of which are required to be utilized to reduce real estate debt) or additional financing to support its operations and service its indebtedness. The principal assets that could be sold by the Parent Company are its shares of Circle common and preferred stock (the "Circle Shares") and Wickes Common Stock.

         Circle has entered into a definitive merger agreement with an unrelated third party pursuant to which the Circle Shares are to be converted into an aggregate of approximately $5.3 million in cash. Currently, all of the Circle Shares are pledged to secure the Company's real estate indebtedness to American Founders, and only the merger proceeds of Circle Shares that are released from pledge at the time of the merger and merger proceeds that are subsequently released from pledge would, without American Founders' consent, be available to the Parent Company. The amount of required collateral for this indebtedness is adjusted quarterly and the amount of any excess collateral released. The
Company anticipates that Circle Shares that are to be converted into approximately $2.5 million in this merger will be released at March 31, 1997, and depending upon certain factors, including the market value of the Wickes Common Stock and the timing and amount of sales of the real estate securing this indebtedness, a significant additional number of Circle Shares or the merger proceeds thereof could be released in the future. In addition, the Company is currently holding discussions with American Founders concerning the release of additional Circle Shares or merger proceeds in exchange for the pledge of additional shares of Wickes Common Stock. If this merger is completed on its current terms, and if all of the merger proceeds of the Circle Shares are available to the Company, the Company anticipates that it would have sufficient liquidity for its projected needs without additional asset sales or financing through 1998. There can be no assurance, however, that this merger will be completed or concerning the amount of the merger proceeds that will be available to the Company.

         At March 20, 1997, the Parent Company had $795,000 in cash and short-term investments. After payment of the $650,000 interest payment due on March 31, 1997 with respect to its 13% subordinated notes due 1999, and pending disposition of the Circle Shares in the merger described above, the Company intends to sell Wickes Common Stock from time to time in sufficient amounts to fund its operating cash needs not supplied by additional financing or from other sources.

         At December 31,1996, the principal amount of the Company's real estate debt to American Founders was $17,583,000, and the Company estimates that principal and interest payment on this debt will be approximately $1,899,000 during 1997 and $1,896,000 during 1998. The Company anticipates that it will complete sufficient sales of the real estate securing this debt to make the required payments. Sales in excess of the required amount are required to be applied to reduction of future amounts payable under this debt.

         The $10,000,000 principal of the 13% Notes is due in September 1999. The Company anticipates that to repay this indebtedness it will need to obtain additional funds through borrowings, issuance of debt or equity securities or asset sales.

         The ability of WML to attain profitability and provide a positive contribution to the Parent Company's liquidity depends upon a variety of factors, including the ability to attract qualified loan representatives, market acceptance for its services, the maintenance of an adequate interest spread between its cost of borrowing and rates charged on its construction loans, and the ability to keep its operating costs at an acceptable level.

         During 1996, the following transactions also affected liquidity:

         - In June 1996, the completion of the Circle Merger provided net cash of $13.5 million after payment of $18.0 million of bank debt, $2.0 million down payment for real estate, closing expenses and taxes. The Company used $10 million of the proceeds to acquire two million shares of Wickes Common Stock on June 20, 1996 (see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein).

         - In August 1996, the Company announced that its Board of Directors approved a plan to acquire in open market transactions from time to time, up to 100,000 shares of the Company's common stock. The Company purchased and retired 15,000 shares of its common stock during the third quarter of 1996. In addition, the Company purchased and retired 9,000 shares during the first quarter of 1997. The Company will continue to review the plan in 1997.

         - In October 1996, the Company paid a cash dividend of approximately $.10 per share, or an aggregate of approximately $530,000, to shareholders of record on October 15, 1996. See "Item 5. Market for Registrant's Common Equity and Related Matters."

         See Note 10 of Notes to Consolidated Financial Statements included elsewhere for a description of certain contingencies.

         During 1996, stockholders' equity decreased by a net of $5.28 million primarily as a result of decreases in market value of invested assets of the life insurance subsidiaries of $4.4 million and the dividend of $.5 million paid to shareholders on October 31, 1996.

         FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The discussion above of the Company's future liquidity needs constitutes Forward-Looking Information within the meaning of the Private

Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the future operating results of WML, (ii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt payments, and (iii) the ability of the Company to raise funds through sales of Circle Shares or Wickes Common Stock. The future operating results of WML will depend upon, among other things, the factors discussed above. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia, and Jacksonville, Florida. As discussed above, although there is currently pending an agreement that would convert the Circle Shares into approximately $5.3 million in cash there is no assurance that this transaction will be completed or how many Circle Shares will be released from pledge. The Company's ability to sell Wickes Common Stock will depend upon, among other things, the public trading price of Wickes Common Stock and, in light of the relatively low public trading volume for Wickes Common Stock, possibly the Company's ability to find a buyer or buyers for Wickes Common Stock in a private transaction or otherwise.

WICKES

         Wickes' principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. Wickes' primary need for capital resources is to finance inventory and accounts receivabl

         In 1996, net cash provided by Wickes' operating activities amounted to $18.7 million. This compares favorably with cash provided by operating activities of $15.9 million in 1995 and $1.3 million in 1994. This increase is primarily the result of decreases in accounts receivable and inventory as well as earnings after adjustment for non-cash expenses. A decrease in accounts payable and accrued liabilities partially offset these increases. These funds were used primarily to reduce Wickes' net borrowings under its revolving credit facility.

         Wickes' management's focus on improving the balance sheet included making significant improvements in the use of working capital. Accounts receivable at the end of 1996 were $10.6 million, or 12.9%, lower than at year-end 1995. Building centers that were closed at the end of December 1995 and during 1996 account for approximately $6.3 million of this reduction. The remainder is attributed to improved collection practices, especially at building centers that were acquired during 1994, a reduction in the number of accounts with extended terms and improved delinquency. Inventory at the end of 1996 was $10.0 million, or 9.0%, lower than at year-end 1995. The primary reason for the decrease in inventory is the closing of 18 building centers since December of 1995. The amount of Wickes' accounts payable on any balance sheet date may vary from the average accounts payable throughout the period due to the timing of payments and will tend to increase or decease in conjunction with an increase or decrease in inventory.

         On June 20, 1996, Wickes sold to the Parent Company 2 million newly-is sued shares of Wickes' Common Stock for $10 million in cash. In accordance with the terms of Wickes' revolving credit agreement, upon completion of this transaction $12 million in real estate was released as collateral required under this agreement. These funds were used to reduce Wickes' borrowings under its revolving credit facility.

         Wickes maintained excess availability under its revolving credit facility throughout 1996. Wickes' receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In the first and second quarters of each year, Wickes typically reaches its peak utilization of its revolving credit facility because of the inventory build-up needed for the peak building season. At all times during 1996 Wickes was in full compliance with all of the requirements contained in its revolving credit agreement. Availability under the revolving credit facility is limited, in the aggregate, to the lesser of $130 million and a "borrowing base amount," which is the sum of (i) between 80% and 85% of eligible accounts receivable plus (ii) between 50% and 60% of eligible inventory. At March 1, 1997, Wickes had outstanding borrowings of $79.1 million and unused availability of $27.7 million under its revolving credit facility. A second amendment and restatement of the revolving credit agreement, which would include among other things (i) extension of the life facility until March 2001,
(ii) 75 basis points reductions in the interest rate premiums over LIBOR and over prime, (iii) modifications to certain financial covenants, and (iv) a provision for further interest rate premium reductions if certain performance levels are achieved, is expected to be completed in March or early April 1997. Wickes currently has excess availability under its revolving credit facility and anticipates that funds provided by operations and under this facility will be adequate for Wickes' future needs.

         The revolving credit facility and the trust indenture related to Wickes' 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Among other things, the revolving credit facility prohibits non-stock dividends, certain investments and other "restricted payments" by Wickes. The trust indenture generally restricts non-stock dividends and other restricted payments by Wickes to 50% of "cumulative consolidated net income," or if cumulative consolidated net income shall be a loss, minus 100% of such loss, of Wickes earned subsequent to October 22, 1993, plus the proceeds of the sale of certain equity securities after such date. In addition, the trust indenture prohibits non-stock dividends and limits other restricted payments while (as at present) Wickes' fixed charge coverage ratio is less than or equal to 2.0.

         Wickes' capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of equipment and management information systems. Wickes may also from time to time make expenditures to establish Limited SKU Facilities or to establish or acquire operations to expand or complement its existing operations. Wickes made $2.9 million in capital expenditures in 1996. Wickes expects to spend between $4 million and $6 million in 1997. These expenditures are expected to be funded by Wickes' borrowings and its internally generated cash flow. At December 28, 1996, there were no material commitments for future capital expenditures.

                              RESULTS OF OPERATIONS

         The Company reported results of operations for the years ended December 31, 1996, 1995 and 1994 as follows (in thousands):



                                                                1996      1995     1994
                                                                ----      ----     ----
Equity in earnings(losses) of Wickes(1)(2)                    $(1,714)  $(5,849)   $8,274

Earnings(loss) before income taxes, equity in
  related parties, minority interest and
  discontinued operations(3)(4)                                 5,199   (13,906)    2,059

Earnings before discontinued operations                          (406)  (17,845)    8,850

Gain (loss) from discontinued operations(5)                         -     1,645    (4,405)
                                                               ------  --------    ------
Net earnings(loss)                                             $ (406) $(16,200)   $4,445
                                                               ======  ========    ======

------------------------------------------------------------------------------------------

(1) Includes ($3.8) million in 1995 related to restructuring charges and $4.2 million of tax benefits in 1994 related to reversal of a deferred tax valuation allowance established in a prior year.

(2) Subsequent to June 30,1996, the Company consolidated its results of operations with those of Wickes.

(3) Includes net realized investment gains(losses) of $1,674,000, ($234,000), and ($182,000) in 1996, 1995 and 1994, respectively. 1995 includes other income of $600,000 related to the settlement of a disputed financing proposal. 1994 includes other income of $558,000 from the sale of certain of the Company's 13% subordinated notes and a gain on sale of a former subsidiary to Wickes of $613,000. (See Note 12 of Notes to the Consolidated Financial Statements included elsewhere herein.)

(4) Includes a $10,970,000 charge on reorganization of life insurance subsidiaries primarily resulting from the write off of intangible assets.

(5) Includes realized investment gains of $31,000 and $91,000 in 1995 and 1994, respectively. 1995 includes a gain on disposal of discontinued property and casualty lines of $2,731,000. 1994 includes $3,500,000 of incurred losses, net of reinsurance, due to unusually adverse loss experience on commercial lines runoff.

WICKES LUMBER COMPANY

         For the first six months of 1996, the Company recorded equity in Wickes' losses of $1,714,000. During the second half of 1996, the Company consolidated Wickes' results of operations with those of the Company's other operations. The Company estimates that, after inter-company eliminations, and net of goodwill amortization of approximately $202,000, Wickes contributed earnings of $2,282,000 to the Company's results of operations during the second half of 1996.

         The following discussions of Wickes' full year operations for 1994, 1995 and 1996 was obtained from the Wickes 10-K.

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere herein.

                                                                   Year Ended
                                                                   ----------

                                                   Dec. 28,          Dec. 30,         Dec. 31,
                                                     1996              1995             1994
                                                     ----              ----             ----
     Net sales                                      100.0%            100.0%           100.0%
     Gross profit                                    22.3              22.7             23.7
     Selling, general and
        administrative expense                       19.1              20.0             19.7
     Depreciation, goodwill and
        trademark amortization                         .6                .6               .4
     Provision for doubtful accounts                   .1                .7               .3
     Restructuring and
        unusual Items                                  .1               1.8               .2
     Other operating income                           (.8)              (.6)             (.7)
     Income from operations                           3.2                .2              3.8


      Wickes' operations, as well as those of the building material industry generally, have reflected substantial fluctuations from period to period as a consequence of various factors, including levels of construction activity, general regional and local economic conditions, prices of commodity wood products, interest rates and the availability of credit, all of which are cyclical in nature. Wickes anticipates that fluctuations from period to period will continue in the future. Because a substantial percentage of Wickes' sales are attributable to building professionals, certain of these factors may have a more significant impact on Wickes than on companies more heavily focused on consumers.

      Wickes' first quarter and, frequently, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. While Wickes experienced a relatively mild first quarter in 1995, severe ice storms in the Northeast in 1994, and record setting snow falls throughout the Midwest and Northeast in January of 1996, have adversely affected construction activity in the first quarter of these years. The following table contains selected unaudited quarterly financial data for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

                              WICKES LUMBER COMPANY
                            QUARTERLY FINANCIAL DATA

                               THREE MONTHS ENDED
              (in millions, except per share data and percentages)

                                                Net Sales as a                                   Net Earnings/
                                                 % of Annual        Gross       Net Income       (Loss) per
                                  Net Sales       Net Sales         Profit        /(Loss)        Common Share
                                  ---------       ---------         ------        -------          -----
1996
       March 30                     $152.5            18.0%           $34.9         $(6.2)        $(1.00)
       June 29                       228.8            27.0             51.2           1.9            .29
       September 28                  255.6            30.1             55.5           2.8            .35
       December 28                   211.7            24.9             47.9           2.0            .24

1995
       April 1                      $191.7            19.7%           $45.6         $(4.6)        $ (.75)
       July 1                        272.8            28.0             63.9           2.5            .40
       September 30                  284.5            29.3             62.9           1.9            .31
       December 30                   223.6            23.0             48.4         (15.4)         (2.50)

1994
       March 26                     $149.6            15.1%           $37.2         $(8.7)        $(1.43)
       June 25                       259.3            26.3             62.0           7.4           1.21
       September 24                  284.2            28.8             67.1          10.7           1.75
       December 31                   293.8            29.8             67.5          18.7           3.06

      Net income/(loss) in the fourth quarter of 1995 was negatively affected by a $17.8 million charge for restructuring and unusual items. In 1996 and 1994 Wickes recorded charges of $0.7 million and $2.0 million, respectively, as restructuring and unusual items. For additional information on the restructuring and unusual items charge see "1995 Compared with 1994" and Note 2 of Notes to Consolidated Financial Statements included elsewhere herein. In addition, in 1996 Wickes received insurance premium adjustments from a former insurance carrier in the amount of $2.2 million and reversed an accrual of $1.5 million for other disputed insurance premiums with this carrier. Accordingly, Selling, General and Administrative ("SG&A) expenses were reduced by $1.0 million during the first three quarters of 1996 and by $2.7 million in the fourth quarter of 1996.

        Wickes has historically generated approximately 15% to 20% of its annual revenues during the first quarter of each year, and Wickes has historically recorded a significant net loss for this quarter. As a result of these seasonal factors, Wickes' inventories and receivables reach peak levels during the second and third quarters and are generally lower during the first and fourth quarters, depending on sales volume and lumber prices.

      This Item 7 contains statements which, to the extent that they are not recitations of historical fact, constitute Forward Looking Statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. A number of important factors could cause Wickes' business and financial results and financial condition to be materially different from those stated in the Forward Looking Statements. Those factors include but are not limited to the seasonal and cyclical factors discussed above in this Item 7 and elsewhere in this report, the effects of Wickes' substantial leverage and competition, the success of Wickes' operational efforts, and the matters discussed in Note 10 of the Notes to Consolidated Financial Statements included elsewhere herein.

      1996 COMPARED WITH 1995

      NET SALES. Wickes' net sales for 1996 decreased $124.1 million, or 12.8%, to $848.5 million from $972.6 million in 1995. Sales for all facilities operated throughout both years ("same store") decreased 6.4%. During 1996, Wickes experienced a 2.1% decrease in same store sales to its primary customer segment, the professional home builder, and a 3.2% increase in same store sales to commercial builders.

      The reduction in the number of under-performing building centers pursuant to the restructuring plan committed to in December of 1995 was the major cause of Wickes' 1996 total sales decline. Pursuant to this plan, Wickes closed or consolidated 16 building centers in December 1995 and two during 1996. During 1995, these closed or consolidated building centers contributed an aggregate of $86.7 million to total net sales.

      Severe weather conditions in the first quarter of 1996, together with mild weather in the first quarter of 1995, and a 17.5% decrease in same store sales staff as part of Wickes' efforts to better align its costs to its sales volume, were the major factors contributing to the 1996 same store sales decline. The decrease in same store sales occurred most heavily during the first nine months of 1996. For this period, same store sales were down 8.8%, while fourth quarter same store sales were up slightly from the fourth quarter of 1995.

      Total housing starts in the United States increased 8.8% in 1996, and starts in Wickes' primary markets, the Midwest and Northeast, increased approximately 10.6% and 11.2%, respectively. Nationally, single family housing starts, which generate the majority of Wickes' sales to building professionals, experienced an increase of 7.8% in 1996, from 1.07 million starts in 1995 to
1.16 million starts in 1996. In 1996 inflation in lumber prices had a negligible effect on sales.

      GROSS PROFIT. Wickes' gross profit decreased $31.3 million to 22.3% of net sales for 1996 compared with 22.7% of net sales for 1995. The primary reason for the decrease in gross profit was the reduction in total sales as a result of Wickes' program to reduce the number of under-performing building centers.

      The decline in gross profit as a percent of sales is primarily attributed to Wickes' continued emphasis on sales to the professional builder, resulting in an increase in the portion of Wickes sales comprised of lower margin commodity products, and to a lesser extent a program to reduce the amount of excess and slow moving inventory. The percent of Wickes' sales attributable to professional builders increased to 84.7% for 1996 compared with 81.6% in 1995, and sales attributable to commodity lumber products increased from 50.6% in 1995 to 52.7% in 1996. Wickes anticipates that its continued focus on the professional builder will create additional pressure on gross profit margins. The decline in gross profit as a percent of sales was partially offset by a decrease in the cost associated with physical inventory count adjustments.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. In 1996, Wickes' SG&A decreased as a percent of net sales to 19.1% compared with 20.0% of net sales in 1995. In 1996, Wickes focused substantial efforts on better aligning its SG&A expenses to sales volumes and improving the productivity of its existing sales staff in order to improve profitability. As a result of Wickes' 1995 Plan and several cost reduction initiatives implemented in the second half of 1995 and early 1996 Wickes was able to reduce its total SG&A expense by 16.6%, which is proportionately greater than the 12.8% total sales decline for the year.

      Wickes experienced a decrease in salaries, wages and employee benefits as a percent of sales by 0.5% from 1995 to 1996. On a same store basis, the number of total employees at the average building center during 1996 was reduced approximately 13% from 1995. In 1996 Wickes successfully recovered $3.7 million in previous year's insurance costs. The recoveries associated with workers compensation insurance reduced salaries, wages and employee benefits by 0.2% of sales, and the balance of the recoveries reduced property and casualty insurance, as a percent of sales, by 0.2% Wickes also experienced decreases from 1995 to 1996 as a percent of sales in postage, communications, office supplies, and marketing expenses which were partially offset by increased delivery costs.

      In addition to the reductions in SG&A directly related to building center closings, other cost reduction initiatives included a reduction in vehicles and other equipment at continuing operations and various programs to reduce costs associated with Wickes' corporate headquarters in Vernon Hills, Illinois.

      DEPRECIATION, GOODWILL AND TRADEMARK AMORTIZATION. Wickes' depreciation, goodwill and trademark amortization costs decreased $0.5 million in 1996 compared with 1995. The primary reasons for this decrease were a program initiated in early 1996 to reduce excess vehicles and equipment and the closing and sale of facilities in conjunction with the 1995 Plan.

      PROVISION FOR DOUBTFUL ACCOUNTS. Wickes extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Wickes' provision for doubtful accounts decreased to $1.1 million or 0.1% of sales for 1996 from $6.5 million or 0.7% of sales for 1995. Much of this decrease is attributable to improved credit policies at centers acquired since 1994 and a more selective customer base. In addition, Wickes significantly increased its efforts to collect previously reserved accounts receivable. The provision attributable to the Gerrity Lumber acquisition centers improved significantly from 1995 to 1996. Historically Wickes' provision for doubtful accounts averages approximately 0.3% of sales.

      RESTRUCTURING AND UNUSUAL ITEMS. After extensive review of the 1995 Plan, and changes in business conditions in certain markets in which Wickes operates, Wickes made adjustments to the 1995 Plan and incurred other one time costs resulting in a net $0.7 million charge to results of operations in the fourth quarter of 1996 for restructuring and unusual items. These adjustments included
(i) the determination that three of the centers identified in the 1995 Plan for closure will remain open, resulting in a $1.5 million credit to restructuring expense, (ii) the extension of the 1995 plan to include the closing (substantially completed by the end of 1996) of two building centers not previously included, resulting in a $1.3 million charge for the write down of assets and liabilities to their net realizable value and a $0.1 million charge for severance and post-employment benefits, (iii) a $1.1 million charge for impairment in the carrying value of real estate held for sale at closed centers, and (iv) a $0.3 million credit with respect to the resolution of a claim at below the reserved amount.

      OTHER OPERATING INCOME. Wickes' other operating income increased to $6.8 million in 1996 from $5.8 million in 1995. The increase was the result of an increase in gains reported on the sale of closed facilities, excess vehicles and equipment of approximately $1.9 million when compared with 1995. Wickes also reported a $0.6 million gain as the result of the difference between insured replacement cost and book value as a result of a fire and storm damage at several of Wickes' building centers. These gains were partially offset by decreases in services charges for overdue credit accounts of approximately $0.9 million and closed center rental income and other miscellaneous revenues of $0.7 million.

      INTEREST EXPENSE. Wickes' interest expense decreased to $21.8 million in 1996 from $24.4 million in 1995. This decrease was the result of a decrease in average outstanding debt under Wickes' revolving line of credit of $26.8 million partially offset by an increase in the overall effective borrowing rate of 22 basis points. The decrease in average outstanding debt was due primarily to cash provided by operations, proceeds from the sale of additional common stock and the proceeds from the sale of excess real estate and vehicles.

      EQUITY IN LOSS OF AFFILIATED COMPANY. During 1996, Wickes' equity in the losses of Riverside International LLC was $3.2 million compared with equity in losses of $3.5 million during 1995. See "Item 1. Business - Building Materials - International Operations" and 2 of Notes to Consolidated Financial Statements included elsewhere herein.

      PROVISION FOR INCOME TAXES. In 1996, Wickes recorded current income tax expense of $1.0 million compared with $1.4 million in 1995. The 1996 and 1995 current income tax provisions consist of state and local tax liabilities.

      A deferred tax expense of $0.3 million was also recorded in 1996. This expense results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. In 1995 a deferred tax benefit of $11.8 million was recorded primarily due to the recording of a deferred tax asset as a result of the operating loss experienced during 1995, in accordance with FAS 109. Management has determined, based on the Wickes' positive earnings growth from 1992 through 1994 and its expectations for the future, that operating income of Wickes will more likely than not be sufficient to recognize fully these net deferred tax assets. See Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.

      NET INCOME. Wickes' net income was $0.5 million in 1996, compared with a net loss of $15.6 million in 1995, an improvement of $16.1 million. The primary components of this improvement include a decrease in SG&A expense of $32.3 million, a decrease in restructuring and unusual items expense of $17.1 million, a decrease in provision for doubtful accounts of $5.4 million, a decrease in interest expense of $2.6 million, and an increase in other income of $1.0 million. These improvements were partially offset by a decrease in gross profit of $31.3 million and an increase in the provision for income taxes of $11.8 million.

      1995 COMPARED WITH 1994

      NET SALES. Wickes' net sales for 1995 decreased $14.3 million, or 1.4%, to $972.6 million from $986.9 million in 1994. The 1994 fiscal year consisted of 53 weeks compared with 52 weeks in 1995. After adjusting for this additional week of sales in 1994, Wickes experienced only a $.3 million sales decline from 1994. Sales for all facilities operated throughout both years decreased 3.8%. After adjusting for the additional week in 1994 the decrease was 2.1%.

      In 1995 deflation in lumber prices amounted to approximately 18% as a result of increased production in Canadian mills, generated by demand for wood pulp, and a decrease in demand for construction lumber in both the United States and foreign markets. Wickes estimates the decline in wood prices accounted for $45 million in lost sales for 1995, or approximately a 4.6% decline. A decline in housing starts in the United States also adversely affected sales. U.S. Bureau of the Census data indicated a nation-wide decline of approximately 7.5% and declines in Wickes' primary markets, the Midwest and Northeast, of approximately 12.1% and 15.1%, respectively. Nationally, single family housing starts experienced a larger decline of 10.8% in 1995, from 1.20 million starts in 1994 to 1.07 million starts in 1995. While Wickes added seven new building centers through acquisition and expansion during 1995, it also closed or consolidated 26 other building centers (sixteen of these occurred on December 29, 1995).

      Wickes experienced a 6.2% increase in sales to its primary customer segment, the professional home builder, and a 45.8% increase in sales to commercial builders.

      GROSS PROFIT. Wickes' gross profit decreased $13.0 million to 22.7% of net sales for 1995 compared with 23.7% of net sales for 1994. Wickes estimates that deflation in lumber prices caused approximately $7.6 million of this decrease, and the additional week of sales in 1994 contributed approximately $3.3 million of additional gross profit in 1994.

      Wickes' continued emphasis on sales to professional builders and the resulting increased sales of lower margin wood products also contributed to the change. Wickes believes that approximately 50% of the decrease in gross profit percentage was the result of the shift in customer mix from 22% consumer and 78% professional in 1994 to 18% consumer and 82% professional in 1995. An increase in the percent of sales attributable to commodity lumber and building materials along with customer pricing issues, accounted for the remainder of the variance.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. In 1995, Wickes' SG&A increased as a percent of net sales to 20.0% compared with 19.7% of net sales in 1994. While new residential construction activity slowed during 1995, expenses were not adjusted quickly enough to match the rate of the decline in residential construction. The deflation in lumber prices also affected SG&A as a percent of sales as certain costs tend to increase from year to year, such as delivery, rent and utilities, and are relatively unaffected by lumber deflation.

      Wickes' largest single expense, labor costs, remained constant as a percent of sales from 1994 to 1995. Wickes did experience increases from 1994 to 1995, as a percent of sales, in communications, rental, and delivery expense. Wickes also experienced a decrease, as a percent of sales, in marketing and advertising costs. In the second half of 1995, there were significant reductions made in the work force to keep salary and wage costs in line with actual sales volume.

      DEPRECIATION, GOODWILL AND TRADEMARK AMORTIZATION. Wickes' depreciation, goodwill and trademark amortization costs increased $1.3 million in 1995 compared with 1994. Depreciation of vehicles and equipment, and amortization of goodwill for acquisitions purchased during the second half of 1994 and first half of 1995 account for all of the increase.

      PROVISION FOR DOUBTFUL ACCOUNTS. In 1995, Wickes' provision for doubtful accounts increased as a percentage of net sales to 0.7% compared with 0.3% in 1994. Approximately $3.1 million of the $4.0 million increase is attributable to the Gerrity Lumber centers. During the integration of the Gerrity Lumber centers these centers experienced significant credit losses as they converted to Wickes' more controlled credit policies.

      RESTRUCTURING AND UNUSUAL ITEMS. During the fourth quarter of 1995 Wickes committed to the 1995 Plan, which included a reduction in the number of under-performing building centers and the corresponding overhead to support these building centers, and the strengthening of Wickes capital structure. Wickes recorded a $17.8 million charge relating to the 1995 Plan and other unusual items. See "Item 1. Business Background" and Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

      OTHER OPERATING INCOME. Wickes' other operating income decreased to $5.8 million in 1995 from $6.8 million in 1994. The primary reasons for this decline were two unusual gains recorded in 1994, a $1.2 million gain on the sale of Wickes' private label credit card portfolio and a $0.7 million gain as the result of the difference between insured replacement cost and book value as the result of storm related damage to one of Wickes' building centers. Service charges for overdue credit accounts increased to $3.0 million in 1995 compared with $2.5 million in 1994. Wickes also experienced an increase in rental income, interest earned, and miscellaneous revenues of $0.5 in 1995 compared with 1994.

      INTEREST EXPENSE. Wickes' interest expense increased to $24.4 million in 1995 from $21.7 million in 1994. This increase was the result of an increase in average outstanding debt, due primarily to acquisitions made in 1995 and late 1994, and to a lesser degree, an increase in the average effective interest rate on Wickes' total debt of 7 basis points compared with 1994.

      EQUITY IN LOSS OF AFFILIATED COMPANY. During 1995, Wickes' equity in the losses of Riverside International LLC operations was $3.5 million. During 1994, the results of the Riverside International LLC operations were consolidated with those of Wickes and contributed a loss of approximately $0.4 million (pre-tax). See "Items 1. Business - Building Materials - International Operations" and 2 of Notes to Consolidated Financial Statements included elsewhere herein.

      PROVISION FOR INCOME TAXES. In 1995, Wickes recorded current income tax expense of $1.4 million compared with $1.7 million in 1994. The 1995 income tax provision consists of state and local tax liabilities. The 1994 income tax provision consisted of $1.4 million for state and local liabilities and $0.3 million for the alternative minimum federal income tax liability. A deferred tax benefit of $11.8 million was also recorded in 1995. This benefit is primarily due to the recording of a deferred tax asset as a result of the operating loss experienced during 1995, in accordance with FAS 109. See Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.

      NET INCOME. Wickes experienced a net loss of $15.6 million in 1995 compared with $28.1 million of net income for 1994, a change of $43.7 million. The primary components of the change include an increase in restructuring and unusual items of $15.8 million, a decrease in gross profit dollars of $13.0 million, an increase in SG&A of $4.1 million, increased losses of the operations of Riverside International LLC of $3.1 million, and an increase in interest expense of $2.7 million. Wickes also recorded a lower tax benefit in 1995 compared with 1994, increased depreciation and amortization expense, and in the fourth quarter of 1994, the Wickes recorded a $1.2 million one time gain on the sale of its private label credit card portfolio.

LIFE INSURANCE OPERATIONS

      The Company's Consolidated Statements of Operations includes the operations of its former life insurance subsidiaries through June 6, 1996, the date of the Circle Merger. The following table sets forth financial information with respect to the Company's former life insurance operations through June 6, 1996. (in thousands):

                                                                    Years ended
                                                      ----------------------------------------
                                                       1996(1)         1995             1994
                                                      -------         ------            ----
  Premiums and annuities                              $  3,224        $  8,298        $ 18,657
  Net investment income                                  5,027          14,492          17,523
  Other income                                              83             453             (82)
  Net investment gains(losses)                           1,367           1,037             518
                                                      --------        --------        --------
       Total income                                      9,701          24,280          36,616

  Selling, general and administrative expenses           1,247           3,266           5,821
  Interest expense                                           7             126               0
  Benefits and losses                                    5,805          15,417          19,399
  Policy acquisition expense                             2,313           3,085           5,093
                                                      --------        --------        --------
       Total expenses                                    9,372          21,894          30,313
                                                      --------        --------        --------
       Net income(loss)                               $    329        $  2,386        $  6,303
                                                      ========        ========        ========

(1) Includes the operations through June 6, 1996, the date of the Circle Merger.

         Operating income after tax of $1,003,000 was generated for 1996; however, this was adjusted to a net income amount of $329,000 by recording additional amortization of deferred acquisition costs to reflect the net economic benefit accrued pursuant to the terms of the Circle Merger Agreement.

         In December 1994, the Company sold all in force policies of Aztec to Guardian Insurance and Annuity Company for $8.2 million in cash at a net loss of $.2 million. The Company estimates that the sale of the Aztec business generated a decrease in profits from life insurance operations of approximately $2.5 million during 1995.

PARENT COMPANY AND OTHER SUBSIDIARIES

         The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Wickes and its former life insurance subsidiaries (the "Parent Group").

         The Parent Group's non-interest operating expenses were $3,205,000, $1,955,000 and $2,453,000 in 1996, 1995, and 1994, respectively. Increased operating expenses for 1996 were primarily due to the expansion of WML's operations, which accounted for approximately $1,307,000 of the increase. Other increases included expenses resulting from non-recurring expenses including bank debt costs amortized as a result of the Circle Merger, and expenses that were no longer allocable to the Life Insurance Group. The increase in expenses was partially offset by savings of approximately $436,000 from improvements made to the WFSC program in 1996.

         Interest expense for 1996, 1995, and 1994 was $3,158,000, 3,280,000 and
$3,040,000, respectively. Interest expense for 1996 was relatively unchanged when compared to 1995.

         Revenues of the Parent Group (excluding investment income) for 1996, 1995 and 1994 were approximately $848,000, $1,057,000 and $1,596,000, respectively. The Parent Group's income primarily consists of non-recurring items, such as settlement proceeds from legal proceedings; therefore, comparisons between periods are not meaningful. Included in other income for 1996 was $355,000 related to WML's operations, and $200,000 received in a settlement relating to the Company's former property and casualty insurance operations. Revenues for 1995 primarily consisted of $600,000 related to a settlement of disputed financing proposal, and approximately $125,000 collected for the administration of a risk management plan for the Parent Company. Revenues for 1994 includes $558,000 from the sale of certain of the Company's 13% subordinated notes and a gain of approximately $613,000 on a sale of a former subsidiary of the Company to Wickes.

REAL ESTATE INVESTMENTS

         The Company's real estate investments consist of $10,954,000 in Georgia properties, $5,828,000 in Florida properties and $72,500 in other states.

         Included in the Company's net realized investment gains(losses) for 1996, 1995 and 1994 of $1,672,000 ($234,000) and ($182,000) were net realized gains(losses) on real estate investments of $656,000, $392,000 and ($82,000), respectively.

DISCONTINUED OPERATIONS

         On September 15, 1995, the Company completed the sale of its property and casualty insurance operations, which had been discontinued in 1992. The Company realized a gain upon disposal of these operations of $2.7 million, including an additional payment received in 1996 of $.2 million for the acquisition of certain tax benefits by the purchaser. Under terms of the sale, the Company provided indemnification for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary in regards to time limits and maximum amounts. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position on results of operations.


         The following table sets forth comparative information concerning the results of the Company's former property and casualty operations.

                                                              Year ended December
                                                              -------------------
                                                              1995          1994
                                                              ----          ----
                                                                (in thousands)
Gross premiums written                                      $   (87)      $(2,536)
Net premiums earned                                             (99)          645
Net incurred losses                                            (170)        4,220
  % of earned premium                                           172%          654%
Policy acquisition & insurance fees                             394           145
% of earned premium                                            (398%)          22%
Net loss from discontinued operations                       $(1,086)     $ (4,405)

         During 1994, Dependable incurred $3.5 million of net losses from unusually adverse loss experience on its discontinued commercial lines of business. Included in net income (loss) for 1994 is $700,000 in gains related to reinsurance transactions.

         Realized gains on sales of Dependable's investments included in discontinued operations were $31,000 and $91,000 in 1995 and 1994, respectively.

INCOME TAXES

         The Company's effective income tax rate was 6% in 1996, 10% in 1995 and 25% in 1994. The current income tax provision consists of state and local tax liabilities for Wickes. The low effective tax rate for 1996 is attributable to the reduction in valuation allowance allowing previously deferred tax benefits to be recognized currently. It is management's determination that future profitability of Wickes and recognition of potential gains on real estate sales will allow realization of the previously recorded deferred tax assets. This determination is based on Wickes' positive earnings growth from 1992 to 1994, and its expectations for the future that operating income of Wickes will more likely than not be sufficient to fully utilize these deferred tax assets. See
Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. This accounting principle was effective for the Company fiscal year ending December 31, 1996. Adoption did not have a material impact on the Company's financial position.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting, to disclose the pro-forma net income and earnings per share under the new method. This new accounting principle was effective for the Company fiscal year ending December 31, 1996, and did not have a material impact on its financial position as the Company did not adopt the new fair value accounting, but instead implemented the disclosure requirements.

         Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", addresses accounting for transactions including securitizations, transfers of securities with recourse, repurchase agreements, securities-lending arrangements, pledges of collateral, financial assets subject to prepayment risk, servicing of financial assets, and extinguishment of liabilities. The Company did not have any transaction during 1996 addressed by this statement.

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require dual presentation of basic and diluted EPS on the Company Statement of Operations and is effective the Company fiscal year ending

December 31, 1997. The Company believe that adoption will not have a material impact on its financial statements.

         Statement of Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure. The new accounting principle is effective for the Company fiscal year ending December 31, 1997. The Company believes that adoption will not have a material impact on its current disclosures.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements of the Company are set forth herein beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 20, 1997.


ITEM 11. EXECUTIVE COMPENSATION.

      Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 20, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 20, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 20, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A) LIST OF FINANCIAL STATEMENTS AND SCHEDULES FILED AS A PART OF THIS REPORT:

         (1)   FINANCIAL STATEMENTS:

               RIVERSIDE GROUP, INC. AND SUBSIDIARIES:                                                  Page No.
                                                                                                        -------
               Report of Independent Accountants
                                                                                                         F - 1
               Consolidated Balance Sheets - December 31,
               1996 and 1995                                                                             F - 2

               Consolidated Statements of Operations
               for the years ended December 31, 1996,
               1995 and 1994                                                                             F - 3

               Consolidated Statement of Stockholders'
               Equity for the years ended December 31,
               1996, 1995 and 1994                                                                       F - 4

               Consolidated Statements of Cash Flows for
               the years ended December 31, 1996, 1995
               and 1994                                                                                  F - 5

               Notes to Consolidated Financial Statements
                                                                                                         F - 6

      (2)      FINANCIAL STATEMENT SCHEDULES:

               RIVERSIDE GROUP, INC. AND SUBSIDIARIES:

               Report of Independent Accountants                                                         S - 1

               Valuation and Qualifying Accounts                                                         S - 2

               Schedule II - Condensed Financial Information of Registrant                               S - 3

      (b)      Reports on Form 8-K - None

      (c)      Exhibits

 3.01(a)*      Restated Articles of Incorporation, as amended to date
               (previously filed as Exhibit 3.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

3.02* Amended and Restated Bylaws, as amended to date (previously filed as Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

4.1* Credit Agreement dated March 12, 1996, among Wickes Lumber Company as borrower, each of the financial institutions signatory thereto (the
         "Lenders"), BT Commercial Corporation, as Agent for the Lenders, and
         Bankers Trust Company, as issuing Bank (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by Wickes Lumber
         Company for its fiscal year ended December 30, 1995).

4.2* Indenture dated as of October 15, 1993 between Wickes Lumber Company and Marine Midland Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Annual Report Form 10-K filed by Wickes Lumber Company for its fiscal year ended December 30, 1995).

10.01*   Form of Incentive Stock Option Agreement (previously filed as Exhibit
         10.17(b) to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992).

10.2(a)* Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
         10.01 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1993).

  (b)*   Form of Non-qualified Stock Option Agreement (previously filed as
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.03*   Agreement, dated as of July 23, 1993, among FynSyn Capital Corp., W.
         Lumber Investment Partnership, Riverside Group, Inc. and American
         Financial Acquisition Corporation (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June
         30, 1993).

10.04*   Settlement Agreement, dated as of August 11, 1993, among FynSyn Capital
         Corp., W. Lumber Investment Partnership, Riverside Group, Inc. and
         Arthur M. Goldberg (previously filed as Exhibit 10.10 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30, 1993).

10.05*   Agreement made as of September 20, 1993, among Riverside Group, Inc.,
         American Financial Acquisition Corporation, Wickes Lumber Company and
         Bankers Trust (Delaware) previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1993).

10.6*    Trademark Agreement, dated April 29, 1988, between Wickes Companies,
         Inc. and Wickes Lumber Company (incorporated by reference to Exhibit
         10.2 to the Registration Statement on Form S-1 (Commission File No.
         2-67334) filed by Wickes Lumber Company (the "Wickes Form S-1")).


10.7*    Agreement dated July 21, 1993, between Collins & Aikman Group, Inc. and
         Wickes Lumber Company (incorporated by reference to Exhibit 10.12 to the Wickes Form S-1).

10.8*    Stock Purchase Agreement dated January 11, 1996, between Riverside
         Group, Inc. and Wickes Lumber Company (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 23, 1996).

10.19*   Merger Agreement dated March 8, 1996 between American Financial
         Acquisition Corporation and Circle Investors, Inc. (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.10(a)* Amended and Restated 1993 Long-Term Incentive Plan of Wickes Lumber
         Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by Wickes Lumber Company for the year ended December
         31, 1994 (the "Wickes 1994 Form 10K")).

  (b)*   Amendment No. 1 (incorporated by reference to Exhibit 10.8(b) to the
         Annual Report on Form 10-K filed by Wickes Lumber Company for the year ended December 29, 1996).

  (c)* Form of Option Agreement (incorporated by reference to Exhibit 10.22 to the Wickes Form S-1).

  (d)* Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Wickes 1994 Form 10-K).

  (e)*   Form of Long-Term Stock Option Agreement (incorporated by reference to
         Exhibit 10.8 to the Wickes 1994 Form 10-K).

  (f)* Form of Long-Term Performance Bonus Agreement (incorporated by reference to Exhibit 10.8 to the Wickes 1994 Form 10-K).

21.01**  Subsidiaries of the Company.

23.01**  Consent of Coopers & Lybrand L.L.P.

27.01**  Financial Data Schedule (S.E.C. use only).

*Incorporated by reference.

**Filed herewith


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

                                                  RIVERSIDE GROUP, INC.

                                                  /s/ J. Steven Wilson
                                                  --------------------------
                                                  J. Steven Wilson
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer


Dated:   March 31, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ J. Steven Wilson                    /s/Edward M. Carey, Sr.
-----------------------------           -------------------------------
J. Steven Wilson                        Edward M. Carey, Sr.
Principal Executive Officer             Director, March 31, 1997
and Director, March 31, 1997


/s/ Frederick H. Schultz                /s/ Kenneth M. Kirschner
_----------------------------           -------------------------------
Frederick H. Schultz                    Kenneth M. Kirschner
Director, March 31, 1997                Director, March 31, 1997


/s/ C. Herman Terry                     /s/ Varina M. Steuert
-----------------------------           -------------------------------
C. Herman Terry                         Varina M. Steuert
Director, March 31, 1997                Director, March 31, 1997


                                        /s/ Catherine J. Gray
                                        -------------------------------
                                        Catherine J. Gray
                                        Vice President (Principal
                                        Accounting and
                                        Financial Officer), March 31, 1997

March 31, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders,

Riverside Group, Inc.

We have audited the accompanying consolidated balance sheets of Riverside Group, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverside Group, Inc. and Subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                        Coopers & Lybrand L.L.P.


Jacksonville, Florida
March 28, 1997

                     Riverside Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
                      (in thousands except per share data)



                                                                         1996                       1995
                                                                        ------                     ------
                        ASSETS
Current Assets:
 Cash and cash equivalents                                               $    3,100                $    1,100
 Accounts receivable, less allowance for
    doubtful accounts of $4,318 in 1996 and $0 in 1995                       71,743                       438
 Inventory                                                                  100,672
 Construction and permanent loans                                             4,169                     4,190
 Deferred tax asset                                                          10,331
 Prepaid expenses                                                             1,023
                                                                        -----------                ----------
    Total current assets                                                    191,038                    25,728

Investment in real estate                                                    16,854                    17,879
Investment in Circle Investors, Inc.                                          5,345
Investment in Wickes Lumber Company, at equity                                                         11,210
Property, plant and equipment, net                                           50,245                     1,086
Trademark (net of accumulated amortization of $10,052 in 1996)                6,948
Deferred tax asset                                                           18,831                       825
Excess of cost over fair value of assets acquired                            16,463
Other assets (net of accumulated amortization of
 $6,983 in 1996 and $634 in 1995)
                                                                              8,106                     2,037
Investments:
 Fixed maturities available for sale - at market (amortized                                           147,152
 cost $141,755 in 1995)
 Equity securities available for sale - at market                                                         838
 Mortgage loans                                                                                        22,713
 Policy loans                                                                                          19,827
Accrued investment income                                                                               2,488
Reinsurance receivables                                                                                28,500
Value of acquired insurance in force                                                                   18,415
Deferred policy acquisition costs                                                                       2,027
                                                                        -----------                ----------
    Total assets                                                        $   313,830                $  300,725
                                                                        ===========                ==========
             LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                                   $     4,861                $    4,845
 Accounts payable                                                            41,318                     3,705
 Income tax payable                                                              25
 Accrued liabilities                                                         28,000                     1,317
                                                                        -----------                ----------
  Total current liabilities                                                  74,204                     9,867

Long-term debt, less current maturities                                     186,142                    26,370
Mortgage debt, related party                                                 17,416
Other long-term liabilities                                                   2,985
Future life insurance benefits                                                                        140,295
Policyholder contract deposits and other funds                                                         97,171
Unpaid claims                                                                                             966
                                                                        -----------                ----------
   Total liabilities                                                        280,747                   274,669

Minority interest                                                            12,308

Commitments and contingencies (Note 10)


Common stockholders' equity
Common stock, $.10 par value; 20,000,000 shares authorized;                     530                       531
   issued and outstanding, 5,296,123 in 1996 and 5,311,123 in 1995
Additional paid in capital                                                   16,728                    17,209
Retained Earnings                                                             3,517                     3,923
Unrealized investment appreciation net of taxes and deferred
     policy acquisition costs of $884 in 1995                                                           4,393
                                                                        -----------                ----------
Total common stockholders' equity                                            20,775                    26,056
                                                                        -----------                ----------
Total liabilities and common stockholders                               $   313,830                $  300,725
                                                                        -----------                ----------

See accompanying Notes to Consolidated Financial Statements

                    RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)

                                                                  1996                   1995                    1994
                                                              ------------           ------------            ------------
REVENUES:
  Sales and service revenues                                  $    467,254           $         --             $        --
  Insurance premiums and annuity considerations                      3,224                  8,298                  18,657
  Net investment income                                              6,325                 14,492                  17,523
  Net realized investment gains(losses)                              1,662                   (234)                   (182)
  Other operating income                                             5,192                  1,513                   1,512
                                                              ------------           ------------            ------------
COSTS AN EXPENSES:                                                 483,657                 24,069                  37,510
                                                              ============           ============            ============
  Cost of sales                                                    363,930                     --                      --
  Provision for doubtful accounts                                    3,523                     --                      --
  Depreciation, goodwill and trademark amortization                  2,832                     --                      --
  Loss on reorganization of life insurance subsidiaries                124                 10,972                      --
  Resturcturing and unusual items                                      745                     --                      --
  Selling, general and administrative expenses                      85,730                  5,221                   8,076
  Interest expense                                                  13,743                  3,280                   2,883
  Policyholder benefits                                              5,805                 15,417                  19,399
  Policy acquisition expenses                                        2,026                  3,085                   5,093
                                                              ------------           ------------            ------------
                                                                   478,458                 37,975                  35,451
                                                              ------------           ------------            ------------
EARNINGS BEFORE INCOME TAXES, EQUITY IN RELATED
  PARTIES, MINORITY INTEREST AND DISCONTINUED
  OPERATIONS                                                         5,199                (13,906)                  2,059

  Current income tax expense                                           259                     --                      --
  Deferred income tax expense (benefit)                                 61                 (1,910)                  1,483
  Equity in losses (earnings) of Wickes Lumber Company               1,714                  5,849                  (8,274)
  Equity in losses of related parties                                1,253                     --                      --
  Minority interest                                                  2,318                     --                      --
                                                              ------------           ------------            ------------
EARNINGS BEFORE DISCONTINUED OPERATIONS                               (406)               (17,845)                  8,850
                                                              ============           ============            ============
DISCONTINUED OPERATIONS
  Loss from operations of discontinued property and
    casualty insurance company, net of income taxes                     --                 (1,086)                 (4,405)
  Gain on disposal of discontinued property and
    casualty insurance company, net of income taxes                     --                  2,731                      --
                                                              ------------           ------------            ------------
  NET EARNINGS(LOSS)                                                  (406)               (16,200)                  4,445
                                                              ============           ============            ============
EARNINGS (LOSS) PER SHARE:
  Earnings (loss) from continuing operations                         (0.08)                 (3.38)                   1.61
  Net gain from discontinued operations                                 --                   0.31                   (0.82)
                                                              ------------           ------------            ------------
  Earnings(loss) per share                                           (0.08)                 (3.07)                   0.83
                                                              ============           ============            ============
Weighted average number of common shares
  use in computing earnings per share                         $  5,286,316           $  5,284,280            $  5,350,672


See accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
             Consolidated Statement of Common Stockholder's Equity
                                 (in thousands)



                                                                                                 Unrealized    Total
                                                                 Additional                      Investment    Common
                                                     Common      Paid-In         Retained        Appreciation  Stockholders'
                                                     Stock       Capital         Earnings        (Depreciation)Equity
                                                    --------     -----------    ------------     ------------- ------------
Balance, December 31, 1993                           $   529     $    17,380     $    15,912     $   4,576     $     38,397
Net income                                                                             4,445                          4,445
Change in unrealized investment appreciation
   (depreciation) of equity securities and fixed
   maturities avalable for sale                                                                    (14,318)         (14,318)
Issuance of 225,851 shares of common stock                23           1,875                                          1,898
Preferred dividends and accretion of value
   of redeemable Series C preferred stock                                               (234)                          (234)
Redemption of Series C preferred stock                                  (330)                                          (330)
Purchase and retirement of 55,000
   shares of common stock, at cost                        (5)           (352)                                          (357)
Excess of market value over cost on
   7,028 ESOP shares released                                             45                                             45
Cost of 98,579 unearned shares held by ESOP
   pledged under loans from the Company                                 (443)                                          (443)
                                                    --------     -----------    ------------     ---------      -----------
Balance, December 31, 1994                               547          18,175          20,123        (9,742)          29,103
Net loss                                                                             (16,200)                       (16,200)
Purchase and retirement of 201,458 shares
   of common stock, at cost                              (20)         (1,148)                                        (1,168)
Issuance of 46,800 shares of common stock                  4             152                                            156
Cost of ESOP shares released                                              30                                             30
Change in unrealized investment appreciation
   of fixed maturities and equity securities                                                        14,135           14,135
                                                    --------     -----------    ------------     ---------      -----------

Balance, December 31, 1995                               531          17,209           3,923         4,393           26,056
Net loss                                                                                (406)                          (406)
Purchase and retirement of 15,000 shares
   of common stock, at cost                               (1)            (44)                                           (45)
Cost of ESOP shares released                                              93                                             93
Change in unrealized investment appreciation
   of fixed maturities and equity securities                                                        (4,393)          (4,393)
Dividend paid ($.10 per common share)                                   (530)                                          (530)
                                                    --------     -----------    ------------     ---------      -----------
Balance, December 31, 1996                           $   530     $    16,728     $     3,517     $       0     $     20,775
                                                    ========     ===========     ===========     =========     ============





See accompanying Notes to Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Years ended December 31,
                                                                             ------------------------------------------
OPERATING ACTIVITES:                                                              1996          1995           1994
                                                                             -------------   -----------    -----------
  Net income (loss)                                                          $        (406)  $   (16,200)   $     4,445
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Intangible assets written off for life insurance reorganization                               10,790
    Gain on disposal of discontinued property and casualty
      insurance company                                                                           (2,731)
    Depreciation expense                                                             2,315         1,348          1,474
    Amortization expense                                                             1,695
    Net change in deferred acquistion costs                                             49         2,614          1,564
    Provision for doubtful accounts                                                  3,523
    Loss on Life Insurance Reorganization                                              124
    Gain on sale of fixed assets                                                      (705)
    Net realized investment (gains) losses on investments                           (1,672)         (234)            91
    Provision for deferred income taxes                                                300        (1,910)         1,478
    Equity in (earnings) losses of unconsolidated subsidiaries                       2,967         5,849         (8,274)
    Minority interest                                                                2,318                          237
    Interest on policyholder's funds                                                 3,469         9,178         10,262
    Change in other assets and liabilities:
      Increase in accounts receivable                                               12,787
      Decrease in inventory                                                         10,000
      (Increase)/decrease in other assets                                            1,873
      Accrued investment income                                                        197           962            270
      Premiums receivable and unearned premiums                                         80            13            102
      Increase/(decrease) in accounts payable and accrued liabilities              (17,585)
      Reserve for unpaid claims, policy benefits and
       recoverable on paid losses from reinsurers and others                          (504)         (827)       (11,182)
      Net liabilities of discontinued operations, other liabilities
       and current income taxes                                                     (2,365)       (6,187)         2,939
                                                                             -------------   -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                       18,460         2,665          3,406

  INVESTING ACTIVITIES
    Purchase of investments:
      Property, plant and equipment                                                   (949)
      Fixed maturities available for sale                                          (36,867)      (63,425)       (88,132)
      Equity securities                                                             (8,602)          (39)           (33)
      Investment real estate                                                          (905)         (969)          (347)
      Mortgage, construction and policy loans                                      (23,524)       (7,104)        (4,169)
      Short-term investments                                                                    (368,933)      (396,265)
      Securites of Wickes Lumber Company                                           (10,000)       (2,296)

    Sale, maturity, and principal reductions of investments:
      Property, plant and equipment                                                  2,113
      Fixed maturities available for sale                                           41,675        90,411         80,889
      Fixed maturities actively managed                                                                          22,369
      Equity securities                                                              8,643         1,922          2,820
      Investment real estate                                                         2,539        14,386          4,809
      Mortgage, construction and policy loans                                       11,572         7,672          3,661
      Short-term investments                                                                     370,280        386,558
      Proceeds from dispoistion of life policies                                                                  8,203
    Life Insurance Reorganization proceeds                                          35,000
    Net assets of Life Insurance Reorganization                                    (28,202)
                                                                             -------------   -----------    -----------
    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                (7,507)       41,905         20,363

  FINANCING ACTIVITIES
      Net (repayment) under revolving line of credit                               (22,928)
      Repayment of debt                                                            (21,264)      (16,811)       (21,652)
      Increase in borrowings                                                        21,706         2,700         20,000
      Preferred stock redemption and dividends                                                                   (1,283)
      Purchase and retirement of treasury shares                                       (46)       (1,168)          (357)
      Issuance of common stock                                                                       156            100
      Dividend paid to stockholders                                                   (530)
      Deposits of policyholders'  funds                                                192           586          8,123
      Withdrawal of policyholders' funds                                            (8,665)      (29,964)       (28,976)
                                                                             -------------   -----------    -----------
    NET CASH USED IN FINANCING ACTIVITIES                                          (31,535)      (44,501)       (24,045)

      INCREASE (DECREASE) IN CASH                                                  (20,582)           69           (276)
      Cash at beginning of year                                                     21,100           189            465
      Wickes Lumber Cash Balance                                                     2,582
                                                                             -------------   -----------    -----------
      CASH AT END OF YEAR                                                    $       3,100   $       258    $       189
                                                                             =============   ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.                                     REVISED MARCH 26, 1997
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

ORGANIZATION

Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside" also "Parent Company"), is a holding company engaged through its 52%-owned subsidiary, Wickes Lumber Company ("Wickes"), in the retailing and distribution of building materials. The Company also provides financial services related to the operations of Wickes, engages in the sale of real estate, and owns a non-controlling interest in a financial services holding company that is the successor to the Company's former life insurance operations. Unless the context indicates otherwise, the term "Company" as used herein refers to Riverside and its subsidiaries.

The consolidated financial statements present the results of operations, financial position, and cash flows of Riverside and all of its wholly-owned and majority-owned subsidiaries. The Company's wholly-owned and majority-owned subsidiaries include: Wickes Financial Services Center, Inc. ("WFSC"); and the parent's two principal insurance holding company subsidiaries, American Financial Acquisition Corporation ("AFAC") (99% ownership), Dependable Insurance Group, Inc. ("DIGI") and their subsidiaries. For a description of the Company's accounting for its Wickes' subsidiary, see Note 3, "Acquisitions".

AFAC's principal subsidiaries (all of which are, or were for the periods during which they are included, wholly-owned) are: four stock life insurance companies:
American Founders Insurance Company ("American Founders"); Aztec Life Assurance Company ("Aztec"); Laurel Life Insurance Company ("Laurel Life") through June 1996, when the Company completed the Life Insurance Reorganization (see Note 4, "Reorganization of Life Insurance Operations"); and National American Life Insurance Company of Texas ("NALICO of Texas") through December 1995, when it was sold.

Dependable Group's subsidiaries (all of which are, or were during the periods for which they are included, wholly-owned) are: (I) a mortgage lending company, Wickes Mortgage Lending, Inc. ("WML"), formed in April 1996, (ii) a stock property and casualty insurance company, Dependable Insurance Company, Inc. ("Dependable"), through September 1995 when it was sold (see Note 5, "Divestiture of Property and Casualty Insurance Operations"), and (iii) an insurance agency, Richmond I. Barge & Associates, Inc. ("Barge") which is currently inactive.

Additionally, the Company's consolidated financial statements include the accounts of three 74%-owned real estate entities, which owned and operated office buildings which were partially occupied by the Company, through May 1995, when these investments were sold.

REORGANIZATION OF LIFE INSURANCE OPERATIONS

The Company has included the operations of the life insurance operations through June 6,1996, when the Company completed the Life Insurance Reorganization. For more information concerning the reorganization, see Note 4, "Reorganization of Life Insurance Operations."

DIVESTITURE OF PROPERTY AND CASUALTY INSURANCE OPERATIONS

The Company has included the operations of Dependable and Barge as discontinued operations for all periods presented in the consolidated statements of operations.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR

The Company's fiscal year ends on the last day of the month in December. Although Wickes' fiscal year ends on the last Saturday in December, the Company believes timing differences are insignificant.

ACCOUNTS RECEIVABLE

The Company extends credit primarily to qualified contractors. The accounts receivable balances exclude consumer receivables, as such receivables are sold on a non-recourse basis. The remaining accounts and notes receivable represent credit extended to professional contractors and professional repair and remodelers, generally on a non-collateralized basis.

INVENTORY

Inventory consists principally of finished goods. The Company uses the first-in, first-out ("FIFO") method for valuing its inventory. Inventory is valued at the lower cost or market, but not in excess of net realizable values.

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost and are depreciated using the straight-line method. Estimated useful lives range from 15 to 39 years for buildings and leasehold improvements. Machinery and equipment useful lives range from three to six years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant and equipment are included in the Company's results of operations as other operating income.

OTHER ASSETS

Other assets consists primarily of deferred financing costs which are amortized over the expected terms of the related debt.

TRADEMARK

The Company is amortizing Wickes' "Flying W" trademark over its useful life of 40 years.

INVESTMENT IN REAL ESTATE

Investments in real estate are carried at the lower of cost or appraised value. Foreclosed property is valued at the lower of the carrying amount or fair market value. The Company's investment in real estate primarily consists of real estate purchased from American Founders, in connection with the Life
Insurance Reorganization (see Note 4. "Reorganization of Life Insurance Operations"). For transactions between companies under common control, the Company records purchases at the lower of historical carryover cost or fair value.

PARTIALLY-OWNED COMPANIES

Investments in certain partially-owned companies are recorded using the equity method if the Company has significant influence over the investee's operations and the Company's ownership percentage is 50% or less. The Company's investment in Circle is accounted for on the equity method. In addition, the Company accounted for its investment in Wickes through June 30, 1996, on the equity method (see Note 3. " Acquisitions - Investment in Wickes Lumber Company").

CONSTRUCTION AND PERMANENT LOANS

Construction and permanent loans are carried at the lower of amortized cost or fair value.

INVESTMENTS

The investments of the Company's former life insurance subsidiaries included fixed maturities, equity securities, mortgage loans and policy loans. The Company accounted for these investments for through June 6, 1996 (see Note 4, "Life Insurance Operations"), as described below:

The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards, ("SFAS") 115 "Accounting for Certain Investments in Debt and Equity Securities". Fixed maturities for sale are securities held for indefinite periods of time and may have been used as a part of the Company's asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs or similar economic factors. These securities are carried at market value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and deferred policy acquisition costs, and are reflected in common stockholders' equity. As of December 31, 1996, the Company did not actively manage a fixed maturities portfolio. Equity securities available for sale include common and nonredeemable preferred stocks and are carried at market values. Changes in the market values of these securities, net of deferred income taxes and deferred policy acquisition costs, are reflected as unrealized appreciation or depreciation in common stockholders' equity.

Mortgage loans are carried at the lower of amortized cost or fair value. Policy loans are carried at unpaid principal balances plus accrued interest.

When impairment of value of an investment is considered other than temporary, the decrease in value is reflected in the Consolidated Statement of Operations as a realized investment loss, and a new cost basis is established. Realized investment gains and losses are reported in Consolidated Statement of Operations using the specific identification method.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents. At December 31, 1996, the cash included restricted mortgage escrow and premium accounts of approximately $58,000.

ALLOWANCE FOR LOSSES

The Company provides for valuation allowances for estimated losses on loans and real estate when a significant and permanent decline in value occurs. In providing valuation allowances, costs of holding real estate, including the cost of capital, are considered. The Company's major loans and real estate owned are reviewed periodically to determine potential problems at an early date. The Company's experience has shown that foreclosures on loans result in some degree of loss. Therefore, in addition to allowances for specific loans, the Company records a provision for losses on properties based on experience and prevailing market conditions.

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares of common stock outstanding (5,286,316 in 1996, 5,284,280 shares in 1995 and 5,350,672 in 1994), and are computed after deducting preferred dividends and preferred stock accretion of $234,000 in 1994. Dilution relating to stock options and warrants was not material.

POST-RETIREMENT BENEFITS OTHER THAN PENSION

Wickes provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for the costs of these post-retirement benefits over the employees' working careers in accordance with SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions."

POST-EMPLOYMENT BENEFITS

Wickes provides certain other post-employment benefits to qualified former or inactive employees. The Company accounts for the costs of these post-employment benefits in the period when it is probable that a benefit will be provided in accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits".

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion of the related tax asset will be realized.

IMPAIRMENT OF LONG-LIVED ASSETS

In 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 1996, no impairment was recorded related to the Company's long-lived and intangible assets. The Company periodically reviews excess property held for sale, and reports these assets at the lower of their carrying amount or fair value less costs to sell.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting to disclose the pro forma net income and earnings per share under the new method. The Company elected not to adopt SFAS No. 123, and continued to apply the terms of Accounting Principles Board Opinion No. 25.

The Company determined the impact on net income and earnings per share of the fair value based accounting method would be immaterial based on the small number of outstanding options and their prices (see Note 12, "Employee Benefit Plans").

EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED

The Company amortizes the excess of costs over fair value of net assets ("goodwill") acquired over 25 - 35 years. The Company evaluates the recoverability of goodwill based upon expectations of non-discontinued cash flows and income from operations for each subsidiary having a material goodwill balance. Based upon this evaluation, the Company believes that no impairment of goodwill exists at December 31, 1996.

As of December 31, 1996, goodwill consisted of $16.4 million, of which $8.6 million relates to the Company's investment in Wickes and $7.8 million relates to Wickes' investments in its subsidiaries and acquired operations. As part of the Life Insurance Reorganization (see Note 4. "Reorganization of Life Insurance Operations"), the Company wrote off $10.79 million of goodwill related to its life insurance operations. This charge is reflected under "Loss on Reorganization of Life Subsidiaries" in the Consolidated Statement of Operations.

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

VALUE OF ACQUIRED INSURANCE IN FORCE

This asset represents a valuation of future profits of the acquired insurance business in force as of the date of the acquisition of the Company's insurance subsidiaries. The value of acquired traditional insurance in force is being amortized over the premium paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. The value of acquired insurance in force for interest sensitive products is amortized as a level percent of the present value of anticipated gross profits from investment yields, including SFAS 115 adjustments, mortality and surrender charges. A reconciliation of the balances for the years ended December 31, 1996, 1995, and 1994 follows (in thousands):

                                                        1996            1995           1994
                                                        ----            ----           ----
Beginning balance                                   $ 18,415         $ 22,381         $29,596
SFAS 115 adjustment (1)                                  819           (1,724)          1,687
Gross amortization                                    (1,773)          (3,362)        (10,300)(2)
Interest credited at (5.4%)                              414            1,120           1,398
Reorganization of Life Insurance
  operations                                         (17,875)(3)            -               -
                                                     -------         --------         -------
Ending balance                                       $     0         $ 18,415         $22,381
                                                     =======         ========         =======

(1) The SFAS 115 adjustment is made to reflect the effects that would have been recognized had the unrealized gains or losses of securities available for sale actually been realized.

(2) Includes $6.5 million related to the sale of all Aztec's in force business to another insurer.

(3)      See Note 4. Reorganization of Life Insurance Operations.

DEFERRED POLICY ACQUISITION COSTS

Costs which vary with and are primarily related to the acquisition of new insurance business have been deferred to the extent such costs are recoverable through future revenues. These costs include commissions and sales costs, certain costs of policy issuance and underwriting, and premium taxes.

Traditional life deferred policy acquisition costs are amortized over the premium paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. Costs deferred on interest sensitive products are amortized as a level percent of the present value of anticipated gross profits from investment yields, including SFAS 115 adjustments, mortality and surrender charges. As a result of the adoption of SFAS 115, deferred policy acquisition costs decreased $54,000 in 1995 and increased $772,000 in 1994. Investment income is considered in the recoverability analysis of deferred policy acquisition costs. Amounts amortized during 1996, 1995 and 1994, are $159,000, $372,000, and $6,566,000,
respectively. The change in deferred acquisition costs for 1994 includes a reduction of $5,830,000 related to the sale of all Aztec's in force business to another insurer.

USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates reported.

Significant estimates made by the Company include accrued compensation liability and medical claims, accrued post-employment and post-retirement benefits, accrued restructuring charges, accrued environmental and valuation allowances for accounts receivable, inventory and deferred tax assets. Accrued compensation liability and medical claims involve the determination of reserves for incurred but not reported claims. Accrued postemployment and post-retirement benefits involve the use of actuarial assumptions, including selection of discount rates (see Note
12. "Employee Benefits Plan"). Accrued restructuring charge involves an estimation of what the market will bring and specific costs incurred relating to the liquidation of certain Company assets using actual historical results (see
Note 10. "Commitments and Contingencies"). Accrued environmental costs involve estimated remediation costs probable at facilities with underground storage tanks removed. Determination of the valuation allowances for accounts receivable and inventory involve assumptions related to current market conditions and historical market trends. While the valuation allowance for the deferred tax assets considers estimates of projected taxable income (see Note 13. "Income Taxes"), it is reasonably possible that the Company's estimates for such items could change in future.

FINANCIAL STATEMENT PRESENTATION AND RECLASSIFICATION

Certain reclassifications have been made to the 1995 presentation to conform with the 1996 presentation.

SFAS No. 109 requires that the current and non-current components of deferred tax balances be reported separately based on the financial statement classification of the related asset or liability which cause a temporary difference between tax and financial reporting. Items which are not directly related to an asset or liability that exists for financial reporting purposes are classified as current or non-current based on the expected reversal date of the temporary difference.

STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         The Parent Group paid $5,174,000, $4,046,000, $4,020,000 of interest
(including interest paid by the consolidated real estate partnerhips) in 1996, 1995, and 1994, respectively. Wickes paid $20,372,000, $22,823,000 and
$18,777,000 of interest in 1996, 1995, and 1994, respectively.

The Parent Group made no income tax payments in 1996, 1995, and 1994. Wickes paid $1,518,000, $1,987,000 and $18,777,000 of interest in 1996, 1995, 1994, respectively .

See Note 11, "Redeemable Preferred Stock and Stockholder's Equity", for a discussion of the Series C preferred stock and plan of recapitalization. Net cash used in discontinued operations activities total approximately $4.2 million and $6.6 million 1995 and 1994.

The Company paid a cash dividend on its common stock of $.10 per share, or an aggregate of approximately $530,000 in 1996. The Company did not pay any dividends on its common stock during 1995 and 1994.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", addresses accounting for transactions including securitization, transfers of securities with recourse, repurchase agreements, securities-lending arrangements, pledges of collateral, financial assets subject to prepayment risk, servicing of financial assets, and extinguishment of liabilities. The Company did not have any transactions during 1996 addressed by this statement.

SFAS No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require dual presentation of basic and diluted EPS on the Company's Statement of Operations and is effective the Company's fiscal year ending December 31, 1997. The Company believes that adoption will not have a material impact on its financial statements.

SFAS No. 129, "Disclosures of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure. The new accounting principle is effective for the Company's fiscal year ending December 31, 1997. The Company believes that adoption will not have a material impact on its current disclosures.

2. RESTRUCTURING AND UNUSUAL CHARGES

During the fourth quarter of 1995, Wickes committed to and began implementing a restructuring plan ("1995 Plan") to improve return on assets by closing or consolidating under performing operating centers decreasing the corresponding overhead to support these building centers, and initiating actions to strengthen its capital structure. The costs for closing these building centers were based on management's estimates of costs to exit these markets and actual historical experience. Included in Wickes' 1995 Results of Operations is a $17.8 million charge, including $12.6 million in anticipated losses on the disposition of closed centers and liabilities and $2.2 million in severance and post-employment benefits relating to the 1995 Plan and other one time costs.

The major components of this charge include the write-down of assets to their net realizable value, liabilities associated with closed building centers held for sale, post-employment benefits to qualified former employees as a result of the center closings, and other charges related to the strengthening o Wickes' capital structure. Also included was a charge for unusual employment related claims expensed in the fourth quarter of 1995.

During 1996, Wickes continued executing the 1995 Plan, through the consolidation and closing of 18 building centers and the improvement of its overall capital structure through the issuance of new shares and the modification of its bank revolving credit agreement (see Note 9. "Long Term Debt".) Management anticipates completion of the 1995 Plan by the end of 1997.

After extensive review of the 1995 Plan, and changes in business conditions in certain markets in which Wickes operates, Wickes made adjustments to the 1995 Plan and incurred other one time costs resulting in a net $0.7 million charge to results of operations in the fourth quarter of 1996 for restructuring and unusual items. These adjustments included (i) the determination that three of the centers identified in the 1995 Plan for closure will remain open, resulting in a $1.5 million credit to restructuring expense, (ii) the extension of the 1995 plan to include the closing (substantially completed by the end of 1996) of two building centers not previously included, resulting in a $1.3 million charge for the write down of assets and liabilities to their net realizable value and a $0.1 million charge for severance and post-employment benefits,
(iii) a $1.1 million charge for impairment in the carrying value of real estate held for sale at closed centers, and (iv) a $0.3 million credit with respect to the resolution of a claim at below the reserved amount.

3. ACQUISITIONS

INVESTMENT IN WICKES LUMBER COMPANY

In a series of transactions in 1993 in connection with Wickes' equity and debt recapitalization plan (which included Wickes' initial public offering of common stock), the Company acquired a net 1,842,774 additional shares of Wickes common stock and an option for 374,516 shares of Wickes common stock. The aggregate purchase price for these shares and option was $5.9 million including a $1.1 million promissory note. In August 1995, the Company exercised its option for an exercise price of $2.3 million and paid its promissory note in full. After these transactions, the Company owned 2,217,290 shares, or approximately 36% of Wickes' outstanding common stock. At December 31, 1995, the Company's retained earnings included $4.0 million of Wickes' undistributed earnings.

The Company acquired two million newly-issued shares of Wickes' common stock on June 20, 1996. These additional shares increased the Company's ownership in Wickes from 36% to 52% of Wickes' total common shares and from 39% to 55% of Wickes' voting common shares. As a result, the accompanying consolidated balance sheet includes Wickes at December 31, 1996. Additionally, the results of operations and cash flows of Wickes are consolidated with the Company, beginning July 1, 1996. Prior to July 1, 1996, the Company's balance sheet and statements of operations and cash flows reflect the Parent Company's investment in Wickes on the equity method. The acquisition of additional shares of Wickes has been recorded as a step acquisition using the purchase method of accounting. Included in the Company's December 31, 1996 balance sheet is $8.6 million of goodwill related to the acquisitions, which is being amortized over 25 years.

Summary audited financial information of Wickes for years 1996, 1995 and 1994 follows (in thousands):

                   Years Ended December 30, 1996, December 31,
                   -------------------------------------------
                           1995 and December 25, 1994
                           --------------------------


Operating Statement Data:                      1996               1995               1994
                                               ----               ----               ----
     Net sales                               $848,535           $972,612           $986,872
     Gross Profit                             189,463            220,812            233,831
     Net income (loss)                       $    509           $(15,599)(1)       $ 28,054(2)
Balance Sheet Data:
     Current assets                          $185,061           $219,475           $239,694
     Total assets                             272,842            302,515            319,573
     Current liabilities                       68,290             79,853             76,183
     Long-term debt                           176,376            205,221            211,139
     Other long-term liabilities                2,677              2,312              2,105
     Common stockholders' equity             $ 25,499           $ 15,129           $ 30,146


(1) Includes restructuring charges of $10.7 million, net of income tax benefits of $7.1 million. Income tax benefits include $2.1 million related to the reduction in the deferred income tax valuation allowance established in a prior year.

(2) Includes income of $14.4 million related to the reduction in the deferred income tax valuation allowance established in a prior year.

The following unaudited proforma summary presents information as if the 1996 acquisition of additional shares had occurred on January 1, 1995. The pro forma information is for informational purposes only and is based on historical information and does not necessarily reflect the actual results that would have occurred (in thousands, except per share data):

                                                                  December 31, 1996           December 30, 1995
                                                                  -----------------           -----------------
Proforma Consolidated Operating Statement:
        Net sales                                                          $848,535                    $972,615
        Gross profit                                                        189,463                     220,812
        Net income(loss)                                                       (623)                    (18,724)
        Net income(loss) per common share                                      (.12)                      (3.54)

WICKES' ACQUISITIONS

All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is included in goodwill. The fair market value of the assets acquired in 1995 was approximately $12.4 million. Wickes had no significant acquisitions in 1996.

During 1995, Wickes acquired five retail building material centers for a total cost of $11.8 million, $8.1 million in cash and $3.7 million in liabilities assumed. An additional $0.6 million was recorded for the 1994 Gerrity acquisition. The cost of the acquisitions has been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill for one of the acquired businesses, which is being amortized over a 30 year period on a straight line basis.

In August 1994, Wickes acquired all of the net assets of two building material centers for approximately the fair market value of the assets and liablilities assumed. The cost of the acquisition approximated the fair market value of the assets acquired and liabilities assumed. In addition, Wickes acquired all of the outstanding Class B common stock of Riverside International Corporation from Riverside. The cost of this acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1994, Wickes acquired the Gerrity Lumber business from the Gerrity Company, Inc. The acquired business consisted of the operating assets of eight lumber and building material centers of which three include component manufacturing plants. The purchase price has been adjusted in accordance with a post-acquisition audit of the acquired assets, resulting in an increase in goodwill. Goodwill is being amortized over 35 years under a straight line basis.

4. REORGANIZATION OF LIFE INSURANCE OPERATIONS

On June 6, 1996, the Company completed the reorganization of its life insurance operations with Circle Investors, Inc. ("Circle"), a privately held company engaged in providing financial services (the "Life Insurance Reorganization"). As a result of this transaction, a wholly-owned subsidiary of AFAC, that wholly-owned all of the Company's insurance subsidiaries, merged with Circle. The Company received net cash of $13.5 million, after payment in full of the AFAC bank debt, taxes and expenses. Additionally, the Company received 2,267,000 shares of Circle common stock and 3,600 shares of Circle Series C Preferred Stock. The Company also retained 951,486 shares of Wickes common stock, real estate with a net appraised value of $2 million, and certain miscellaneous assets that were previously owned by the insurance subsidiaries. These retained assets have been recorded at the lower of historical carryover cost or fair value, consistent with transactions between companies under common control. The real estate appraised value is net of an $18 million mortgage owned by American Founders (see Note 9, "Long-Term Debt").

In 1995 the Company estimated and reported a loss on the reorganization of the life insurance operations in accordance with SFAS ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and LongLived Assets to be Disposed of". The Company initially recorded its investment in Circle at $2.3 million for the common shares ($1.00 per share) plus $3.6 million liquidation value, for the preferred shares, for a total of $5.9 million. The Company subsequently recorded a loss on impairment of approximately $.6 million based upon an independent appraisal of the Circle shares and a merger agreement that Circle and an unrelated party entered into in March 1997. Additionally, the loss on impairment was offset by consideration paid to the Company by the life insurance subsidiaries of approximately $431,000 for utilization of tax benefits related to life insurance operations through June 6, 1996. The Company's investment in Circle is reported on the equity method. Accordingly, the consolidated balance sheet at December 31,1996 does not include the individual consolidated assets and liabilities of Circle's life insurance operations.

Up to the closing of the Life Insurance Reorganization, the life insurance operations generated income after taxes of $1,003,000 in 1996. However, based on an evaluation of the life company's profits from operations and the benefits to the Company of these operations, additional deferred acquisition cost amortization of $674,000 was recorded reducing life insurance income to a net of $329,000.

5. DIVESTITURE OF PROPERTY AND CASUALTY INSURANCE OPERATIONS

During 1993, in accordance with a plan to discontinue its property and casualty insurance operations the Company sold or canceled virtually all of its remaining in-force property and casualty business. On September 15, 1995, the Company completed the sale of Dependable to an unrelated third party. The Company realized a gain from disposal of Dependable of $2.7 million and a loss from operations prior to closing of $1.1 million during 1995.

Dependable and Barge are accounted for as discontinued operations and, accordingly, their operating results are reported in this manner for all periods presented. The loss from discontinued operations includes total property and casualty revenues of $932,000, and $3,684,000 respectively for 1995 and 1994. Also, included are Dependable's realized gains of $31,000 and $91,000 from sales of investments for 1995 and 1994, respectively. During 1994, Dependable incurred net claims of $4.2 million (pre-tax), net of reinsurance, primarily due to adverse loss experience on its commercial insurance lines of business.

6. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant and equipment consists of:

                                                                          December 31,
                                                                     ---------------------
                                                                     1996             1995
                                                                     ----             ----
                                                                          (in thousands)
   Land and improvements                                           $12,391
   Buildings                                                        25,169
   Machinery and equipment                                          26,505            2,743
   Leasehold improvements                                            2,701
   Construction in progress                                             90
                                                                   -------           ------
                                                                   $66,856            2,743
    Less: Accumulated depreciation
            and amortization                                        27,685            1,658
                                                                   -------           ------
                                                                    39,171            1,085
   Assets held for sale, net                                        11,074
                                                                   -------
   Property, plant, and equipment, net                             $50,245           $1,085
                                                                   =======           ======

The Company reviews assets held for sale in accordance with the SFAS No. 121 "Accounting for the Assets Impairment of Long-Lived Assets and for Long-Lived Assets to be Diposed Of". In 1996, Wickes recorded a loss of $1.1 million to report land, land improvements and buildings held for sale at their net realizable value. This charge is included under Restructuring and Unusual items on the Consolidated Statement of Operations. At December 30, 1995, Wickes had gross property, plant and equipment of $51,634,000, including $4,911,000 of assets held for sale.

7.  INVESTMENTS

         REAL ESTATE INVESTMENTS

         Investment in real estate consists of the following:

                                                                             December 31,
                                                                        --------------------
                                                                            (in thousands)
                                                                          1996         1995
                                                                          ----         ----
Commercial rental property                                             $    400      $   563
Land held for investment                                                 16,389       17,251
Investments in real estate joint ventures                                    65           65
                                                                       --------      -------
  Gross real estate investments                                          16,854       17,879
Related mortgage debt                                                   (17,583)      (2,312)
                                                                       --------      -------
Real estate investments, net of mortgage debt                          $   (729)     $15,567
                                                                       ========      =======

Certain of the Company's real estate was acquired from affiliates and has been recorded at historical carryover cost. Commercial rental property carrying values are net of accumulated depreciation of $130,000 and $117,000 at December 31, 1996 and 1995, respectively.

As of December 31, 1996, the Company had $5,828,000 of its investments in real estate in Florida properties, $10,954,000 in Georgia properties, and $72,000 in other states.

CONSTRUCTION AND PERMANENT LOANS

As of December 31, 1996, properties related to the Company's construction loans are located in Indiana (59%), Alabama (39%) and Florida (2%).

In addition, the undrawn amount of construction loans committed at December 31, 1996, totaled $3,329,000. The Company's commitment to fund the undrawn balance is contingent upon the borrowers' successful completion of certain specified conditions. Approximately 65% of the total construction loans outstanding at December 31, 1996, were made with respect to homes for which no purchase agreements existed.

NET INVESTMENT INCOME

         The major categories of investment income are summarized as follows (in thousands):

                                                    1996             1995            1994
                                                    ----             ----            ----
Fixed maturities                                 $ 4,380          $12,055           $14,697
Equity securities                                     19               56                43
Mortgage and construction loans                    1,194            2,941             2,580
Investment in real estate                           (254)            (316)             (353)
Policy loans                                         452            1,141             1,227
Short-term and other investments                   1,740              681               704
                                                 -------          -------           -------
   Total investment income                         7,531           16,588            18,898
                                                 -------          -------           -------
Investment expenses                               (1,206)          (2,066)           (1,375)
                                                 -------          -------           -------
   Net investment income                         $ 6,325          $14,492           $17,523
                                                 =======          =======           =======

The Company earned no revenue during 1996 from $16,389,000 of investments in real estate.

Investment income from the life insurance subsidiaries accounted for approximately 99% of net investment income in 1995. Investment income for 1996 includes investment income from the Life Insurance Subsidiaries only through June 6, 1996; therefore, comparisons between years are not meaningful.

REALIZED INVESTMENT GAINS AND LOSSES

         Net realized investment gains(losses) are summarized below (in thousands):

                                     1996              1995             1994
                                     ----              ----             ----
Fixed maturities
  Available for sale                $ 1,070         $   752            $  (345)
  Actively managed                       --              --               (883)

Equity securities
  Available for sale                    (54)            271              1,173

Investment real estate                  656             392 (1)            (82)
  Other                                 (10)           (149)               (45)
Related party investments                --          (1,500)(2)             --
                                    -------         -------            -------
  Net realized gains(losses)        $ 1,662         $  (234)           $  (182)
                                    =======         =======            =======

Investment gains(losses) for 1996, includes the realized gains and losses earned on the Life Insurance Subsidiaries' fixed maturities and equity securities through June 6, 1996.

-------------------------------------------------------------------------------


(1) Included in realized gains for 1995 is approximately $321,000 from the sale of the Company's real estate limited partnership holdings which are consolidated for financial statement reporting purposes.

(2) Reflects establishment of a reserve for future losses equal to the aggregate carrying value of these securities (See Note 14, "Related Party Transactions").

FIXED MATURITIES

The amortized cost and market values of investments in fixed maturities and equity securities at December 31, 1995 are as follows:

                                                                  December 31, 1995
                                             ----------------------------------------------------------
                                                                 Gross           Gross
                                             Amortized         Unrealized      Unrealized        Market
                                                Cost             Gains           Gains            Value
                                                ----             -----           -----            -----
                                                                    (in thousands)
  Available for sale:
  United State Government and agencies        $ 18,088        $  1,578        $     --         $ 19,666
  Corporate                                     80,995           2,964            (298)          83,661
  Mortgage-backed and other asset-
  backed securities                             42,672           1,221             (68)          43,825
                                              --------        --------        --------         --------
  Total fixed maturies                         141,755           5,763            (366)         147,152

  Equity securities                                968              --            (130)             838
                                              --------        --------        --------         --------
    Total                                     $142,724        $  5,763        $   (496)        $147,990
                                              ========        ========        ========         ========

8. ACCRUED LIABILITIES

The following table summarizes the accrued liabilities for the past two years:

                                                                December 31,
                                                                ------------
                                                             1996             1995
                                                             ----             ----
         Accrued payroll                                  $ 6,623           $  442
         Accrued interest                                   1,610              337
         Accrued liability insurance                        4,572                -
         Accrued restructuring charges                      6,199                -
         Other                                              8,996              538
                                                          -------           ------
              Total accrued liabilities                   $28,000           $1,317
                                                          =======           ======

As of December 31, 1996, accrued liabilities consisted of $27 million from Wickes and $1 million from the Parent Group. In addition, Wickes had accrued liabilities of $38 million at December 30, 1995.

9. LONG-TERM DEBT

Consolidated long-term and mortgage debt obligations are summarized as follows:

                                                                                          December 31,
                                                                                   --------------------------
                                                                                     1996               1995
                                                                                     ----               ----
                                                                                         (in thousands)
THE PARENT GROUP
LONG-TERM DEBT
        Subordinated notes, net of discount of
        $549,000 in 1996 and $697,000 in 1995,
        interest payable at 13.00% semi-annually,
        principal due September 30, 1999                                           $  9,451          $  9,303

        Bank Note, interest payable at 30 to 130 basis points above prime or 180 to 280 basis points above the Eurodollar rate. Repaid in connection with the Life Insurance Reorganization (see Note 4.
        "Reorganization of Life
        Insurance Operations".)                                                          --            18,000

        Warehouse line of credit for construction
        and permanent loans                                                           3,908                --

        Other                                                                           967             1,600
                                                                                   --------          --------
        Total long-term debt                                                         14,326            28,903

        Less current maturities                                                      (4,560)           (2,533)
                                                                                   --------          --------
        Total Company long-term debt less current maturities                       $  9,766          $ 26,370
                                                                                   ========          ========

MORTGAGE DEBT
    Mortgage debt, non-recourse, related party                                     $ 17,583          $     --

    Mortgage debt, recourse                                                                             2,312
                                                                                   --------          --------

    Total Company mortgage debt                                                      17,583             2,312

    Less current maturities                                                            (168)           (2,312)
                                                                                   --------          --------
Total Company long-term mortgage debt less current maturities                      $ 17,415                --
                                                                                   ========          ========

     WICKES
         Revolving line of credit, interest payable at 1.50% above prime or 3.0% over LIBOR,


         principal due January 22, 1998                                                $  76,313          $     --

         Senior subordinated notes, interest payable
         at 11-5/8% semi-annually, principal due
         December 15, 2003                                                               100,000                --

         Other                                                                               196                --


         Total long-term debt                                                            176,509                --

         Less current maturities                                                            (133)

         Total Wickes' long-term debt less current maturities                            176,376
                                                                                        --------          --------

     Total consolidated long-term debt less current maturities                          $186,142          $ 26,370
                                                                                        ========          ========

Total consolidated long term and mortgage debt                                          $203,557          $ 26,370
                                                                                        ========          ========

As of December 31, 1996, the Prime and london InterBank Offered Rate ("LIBOR") three month rates were 8.25 %, and 5.63 % respectively.

THE PARENT GROUP


SUBORDINATED NOTES (THE PARENT COMPANY)

These notes may be prepaid in whole or in part upon payment of a premium of 2.889% declining to zero after September 30, 1998. These notes were recorded at an original discount of $1,256,000 which is being amortized using the interest method over the term of the notes.

BANK NOTES - (AFAC)

All indebtedness under this facility was repaid in connection with the Life Insurance Reorganization.

WAREHOUSE LINE OF CREDIT - (WML)

On June 26, 1996, WML obtained an $6,000,000 warehouse line of credit (the "Line") from Liberty Savings Bank ("Liberty") for funding first mortgage loans to its customers, subject to the following limitations: (I) Speculative and Pre-Sold Home Loans ("Construction Loans") - loans to qualified builders for the purpose of constructing one-family residential houses limited to an aggregate maximum amount of $5,000,000, and (ii) Permanent End Loans ("Permanent Loans") - loans to qualified home buyers for the purpose of purchasing or refinancing existing home mortgages - limited to an aggregate maximum amount of $1,000,000. In addition, WML and Liberty entered into a correspondent relationship, which provides for the placement of construction/permanent mortgage loans ("CP loans") limited to an aggregate maximum amount of $5,000,000. CP Loans are loans made to qualified home buying customers for construction loans that can be converted to permanent loans. Interest accrues daily at the Prime Rate plus 25 basis points for Construction Loans, and rate equal to the Prime Rate for Permanent Loans. Interest is paid monthly for all types of loans. Other fees associated with the Line include an annual warehouse fee equal to 25 basis points multiplied by the total available amount of the Line, and administrative fees of $175 and $25 for construction and permanent loans, respectively. The initial term of the Line is one year. Liberty may cancel the line at its anniversary date with 90 days notice. The Line is guaranteed by the Company. To collateralize this guarantee, the Company pledged 425,000 shares of Wickes' Common Stock as collateral. In the event that, at any time, the value of the collateral based upon the closing price of Wickes' common stock, as reported in the Wall Street Journal, is less than $1,650,000, after notification from Liberty, the Company is required, within five business days, to pledge to Liberty additional shares of Wickes to bring the total value of the collateral to a minimum of $2,200,000. The unused portion of the line at December 31, 1996, was approximately $3,500,000.

In 1997, WML replaced its $5 million construction loan line of credit with a $20 million line and increased its permanent loan line of credit to $3 million (see Note 16. " Subsequent Events").

WICKES LUMBER COMPANY

REVOLVING LINE OF CREDIT

Under the revolving line of credit, which expires in January 1998, Wickes may borrow against certain levels of accounts receivable and inventory, up to a maximum credit limit of $130,000,000. At December 28, 1996, the amount available for borrowing was $27,676,000. A commitment fee of 1/2 of 1% is payable on the unused portion of the commitment. The weighted-average interest rate for the years ending December 28, 1996 and December 30, 1995 was approximately 9.0% and 8.8%, respectively.

Substantially all of the Wickes' accounts receivable, inventory, general intangibles and certain machinery and equipment are pledged as collateral for the revolving line of credit. Covenants under the related debt agreements require, among other restrictions, that Wickes maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricts among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions.

The revolving credit agreement was amended and restated in its entirety on March 12, 1996. Among other things, the amendment and restatement (I) extended the term of the facility 15 months to January 1998, (ii) reduced the maximum borrowing limit $15 million to $130 million, (iii) modified certain covenants, including changes to accommodate the Wickes' fourth quarter 1995 restructuring charge, (iv) required the temporary addition of approximately $12 million of real estate collateral and (v) required the completion by July 31, 1996 of the receipt from the Parent Company of $10 million from the sale of equity securities of Wickes. The sale of securities to the Parent Company was completed on June 20, 1996 and required real estate collateral was released.

SENIOR SUBORDINATED NOTES

On October 22, 1993, Wickes issued $100,000,000 in principal amount of 10-year unsecured senior subordinated notes. Interest on the notes is 11-5/8%, payable semi-annually. Covenants under the related indenture restrict among other things, the payment of dividends, the prepayment of certain debt, the incurrence of additional debt if certain financial ratios are not met, and the sale of certain assets unless the proceeds are applied to the notes. In addition, the notes require that, upon a change in control of Wickes, Wickes must offer to purchase the notes at 101% of the principal thereof, plus accrued interest.

MORTGAGE DEBT

     RELATED PARTY - THE PARENT COMPANY

As a part of the Life Insurance Reorganization, the Parent Company purchased certain real estate owned by American Founders. In connection therewith, the Company issued to Circle, a series of seven secured non-recourse promissory notes (the "Notes") with an aggregate principal amount of $17,798,000 equal to 90% of the purchase price of the real estate parcels. Principal and interest payments are due in annual installments, commencing on June 6, 1997. Each annual installment is calculated based upon equal payments amortized over a term of 20 years. A balloon payment of the remaining principal balance is due on the seventh anniversary of the Notes. The Notes bear interest at a rate adjusted quarterly, equal to LIBOR, plus three hundred basis points. The Notes are secured by first priority mortgages covering all of the real estate. On each anniversary of the Notes, the Company is required to provide American Founders with an independent appraisal of the real estate, subject to the mortgages ("Appraised Values"). If the outstanding principal amount of the Notes exceeds 85% of the Appraised Value on the first anniversary or 80% of the Appraised Value with each anniversary thereafter, the Company is required by December 31 of that year, to make an additional principal payment on the Notes in an amount equal to such excess. A parcel of real estate that is subject to the mortgage may be sold by the Company only in cash transactions and with the prior consent of American Founders. Subject to certain exclusions, the entire sales proceeds is required to be paid to American Founders to fund an escrow account for the payment of property taxes, and to pay accrued and unpaid interest and any remaining principal balance on the Notes. As additional security for the Notes, the Company pledged as collateral 3,600 shares of Circle Series C preferred stock, 2,267,000 shares of Circle Common Stock and 1,000,000 shares of Wickes' Common Stock. At the end of each calendar quarter, the collateral pledged is reviewed and required to have a coverage ratio of 116%. At December 31, 1996, the Company had a coverage ratio of 171%.

     MORTGAGE DEBT, RECOURSE - AMERICAN FOUNDERS

All mortgage notes outstanding as of December 31, 1995 were repaid in March
1996.

AGGREGATE MATURITIES

The aggregate amounts of consolidated future minimum principal payments on long-term debt are as follows: (in thousands) The Year Company Wickes Total

                                                    THE
                  YEAR                            COMPANY        WICKES       TOTAL
                  ----                            -------        ------       -----
                  1997                              4,728          133        4,862
                  1998                                706       76,360       77,066
                  1999                             10,425           16       10,441
                  2000                                458            -          458
                  2001                                501            -            -
                  Thereafter                       15,639      100,000      116,140

10.  COMMITMENTS AND CONTINGENCIES

At December 28, 1996, Wickes had accrued approximately $1,003,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

Many of the building center facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. Other than tanks at one acquired facility recently installed in compliance with modern standards, all such tanks known to Wickes located on facilities owned or operated by Wickes have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $ 2.1 million of net costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

Wickes is one of many defendants in approximately 110 actions, each of which seeks unspecified damages, brought in 1993, 1994 and 1995 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

On November 3, 1995, a complaint was filed against Wickes', its directors and the Company seeking to enjoin or to obtain damages with respect to Wickes' agreement to issue 2,000,000 newly-issued shares of common stock to the Parent Company for $10 million (see Note 3. "Acquisitions - Investment in Wickes Lumber").

The Company and Wickes are involved in various other legal proceedings which are incidental to the conduct of their businesses. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

The Company's assessment of the matters described in this note and other forward-looking statements ("Forward-Looking Statements") in these notes are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. The outcome of the matters in this note may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, Wickes' ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom Wickes may be entitled to indemnity, and the unpredictability of matters in litigation.

The Company and its subsidiaries have various operating leases for which approximately $10,368,000, $413,000 and $330,000 was expenses in 1996, 1995 and
1994 respectively. As of December 31, 1996, the Company and its subsidiaries have the following operating leases: (I)RGI leases its home office property for approximately $251,000 per year, under a lease expiring in 1997, with an option for one to five additional years. (ii) WML leases five office spaces for approximately $87,000 per year, for its branch operations, with leases expiring between 1998 through 2000. (iii) Wickes has operating leases for retail space, equipment and other items. These leases provide for minimum rents. Theses leases generally have options to renew for additional periods. Wickes' minimum rents under all operating leases are $10,076,000, $10,051,000 and $8,086,000 for the years ended December 27, 1996, December 31, 1995 and December 31,1994, respectively.

The Company's total future minimum commitments for noncancelable operating leases are as follows (in thousands):

                           Year                             Amount
                           ----                             ------
                           1997                             $6,831
                           1998                              4,060
                           1999                              2,936
                           2000                              1,034
                           2001                                404
                           Thereafter                        1,889
                                                          --------

                           Sub-Total                        17,154
                           Less: Sub-lease income             (929)
                                                          --------
                           Total                          $ 16,225
                                                          ========

In connection with the sale of Dependable, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. AFAC subordinated debentures in the amount of $2.1 million are pledged as collateral on these indemnities. The purchaser and the Company are engaged in a dispute over responsibility for a $250,000 assessment levied upon Dependable by the State of Florida related to Hurricane Andrew. Although future loss development will occur over a number of years, the Company believes, based on all information presently available, it is not anticipated that these indemnities will have a material adverse effect on the Company's financial position or results of operations.

11. REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY

RECAPITALIZATION
The Company retired, through a plan of recapitalization effective April 20, 1994, its outstanding shares of its Series C Preferred Stock, which had an aggregate liquidation preference of $7 million, from its controlling stockholders in exchange for approximately $1,283,000 in cash and 195,851 newly-issued shares of the Company's common stock at $9.09 per share.

12. EMPLOYEE BENEFIT PLANS

THE COMPANY

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

Pursuant to an agreement with Wilson Financial Corporation ("Wilson Financial"), the Company's controlling stockholder, the ESOP purchased 41,185 shares of its common stock in 1994 for $267,500, which was based on average market prices.

As of December 31, 1996, the ESOP owned 304,751 shares of the Company's common stock, of which 93,290 shares were pledged under ESOP loans from the Company. Contributions to the ESOP for payment of principal and interest on the ESOP loans, were $97,000, $76,000 and $38,000 in 1996, 1995 and 1994, respectively. Loans from the Company to the ESOP of $268,000 in 1994 were used to purchase additional shares of common stock.

Notes receivable from the ESOP issued to purchase common shares are held by the Company and its subsidiaries. Statement of Position ("SOP") 93-6 issued in 1994 requires presentation of all leveraged shares held by the ESOP ("Unearned ESOP shares") as a reduction to additional paid in capital. Accordingly, the unpaid balance of the notes receivable of $443,000 was reclassified to stockholders' equity in 1994. As of December 31, 1996, this amount has been reduced to $335,000 by the cost of ESOP shares released by repayments on these notes. Unearned ESOP shares are not treated as outstanding for the calculation of earnings per common share. The fair value of unearned ESOP shares as of December 31, 1996, was approximately $609,500.

STOCK OPTION PLANS

During 1985 the Company established the Riverside Group, Inc. Incentive Stock Option Plan (for employees) and the Non-qualified Stock Option Plan (fixed option plan for employees and directors). In 1995, the Incentive Stock Option Plan terminated. Additional information with respect to stock options is as follows:

                                                        Number of Option Shares          Option Price
                                                     ---------------------------     -----------------------------
                                                      Total          Exercisable       Per Share           Total
                                                      -----          -----------       ---------           -----
Outstanding at December 31, 1993                     256,000           256,000         3.33-11.88        1,247,130
Granted                                               10,000                 -               7.00                -
Vested                                                     -                 -                  -                -
Exercised                                            (30,000)          (30,000)              3.33          (99,900)
Expired or canceled                                   (4,000)           (4,000)              8.88          (35,520)
                                                     -------           -------                          ----------
Outstanding at December 31, 1994                     232,000           222,000         3.33-11.88        1,111,710
Granted                                                    -                 -                  -                -
Vested                                                     -             2,500               7.00           17,500
Exercised                                            (46,800)          (46,800)              3.33         (155,844)
Expired or canceled                                  (82,200)          (82,200)         3.33-8.88         (313,026)
                                                     -------           -------
Outstanding at December 31, 1995                     103,000            95,500         5.33-11.88          660,340
Granted                                                    -                 -                  -                -
Vested                                                     -                 -                  -                -
Exercised                                                  -                 -                  -                -
Expired/Canceled                                     (30,000)          (30,000)                           (159,900)
                                                     -------           -------                          ----------
Outstanding at December 31, 1996                      73,000            65,500       $5.33-$11.88       $  500,440
                                                     =======           =======                          ==========

Options outstanding as of December 31, 1996 expire in 1997 through 2003 as follows:

     Shares              Option             Price
   Exercisable         Per Share            Total         Expiration Date
   -----------         ---------            -----         ---------------
      3,000               8.88              26,640          December 1997
     10,000              11.88             118,800         September 1999
     30,000               7.25             217,500          February 2002
      2,500               7.00              17,500           October 2003
     20,000               6.00             120,000           October 2003
                                          --------
                                          $500,440
                                          ========

Since the Company applies APB Opinion No. 25 and related interputations in accounting for its plan, no compensation cost has been recognized in conjunction with this plan. Had compensation cost been determined in accordance with SFAS 123, the Company's net income and earnings per share would not have changed. This is primarily due to the weighted average exercise price being greater than the average market value of the common stock. As of December 31, 1996 and 1995, there have been no options granted since 1994, and there is little or no volatility in the market of the common stock.

401(K) PLAN

The Company has a Deferred Compensation Plan for all its eligible employees which allows participants to defer up to ten percent of their salary pursuant to
Section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation for employees contributing up to 6%. Employees are 100% vested in their contributions and vest in the Company's contribution over a period of seven years. The Company's contribution to the 401(k) for matching was $28,000, $56,000 and $61,000 during 1996, 1995 and 1994, respectively.

WICKES LUMBER COMPANY

401(K) PLAN

Wickes sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, Wickes provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 28, 1996, December 30, 1995, and December 31, 1994 were $1,392,000, $1,700,000, and $2,625,000, respectively.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

Wickes provides life and health care benefits to retired employees. Generally, employees who have attained an age of 60, have rendered 10 years of service and are currently enrolled in the medical benefit plan are eligible for post-retirement benefits. Wickes accrues the estimated cost of retiree benefit payments, other than pensions, during the employees' active service period.

The plan's funded status is as follows:



                                                                        December 28,     December 30,
                                                                            1996            1995
                                                                            ----            ----
                                                                               (in thousands)
  Accumulated post-retirement benefit obligation -
     Retirees and their dependents                                        $ 1,259         $   934
     Active employees fully eligible to retire
       and receive benefits                                                   682             531
     Active employees not fully eligible                                    1,349           1,292
                                                                          -------         -------
     Total accumulated post-retirement benefit obligations                  3,290           2,757
     Plan's assets as fair value                                               --              --
                                                                          -------         -------
     Accumulated post-retirement benefit obligations in
       excess of plan's assets                                              3,290           2,757
     Unrecognized net loss                                                   (613)           (445)
                                                                          -------         -------
     Accrued post-retirement health care cost                             $ 2,677         $ 2,312
                                                                          =======         =======

  Actuarial assumptions used were as follows:


                                                                         December 28,    December 30,
                                                                             1996            1995
                                                                             ----            ----
                                                                                (in thousands)
Projected health care costs trend rate                                       6.0%             6.0%
Ultimate trend rate                                                          6.0%             6.0%
Year ultimate trend rate achieved                                            n/a               n/a
Effect of a 1% point increase in the health care cost
     trend rate on the post-retirement benefit obligation                  $  77             $  63
Effect of a 1% point increase in the health care cost
     trend rate on the aggregate of service and interest cost              $  21             $  18
Discount rate                                                               7.75%             7.25%

POST-EMPLOYMENT BENEFITS

Wickes provides certain post-employment benefits to qualified former or inactive employees who are not retirees. These benefits include salary continuance, severance, and health care. Salary continuance and severance pay is based on normal straight-line compensation and is calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by Wickes five or more years. Wickes accrues the estimated cost of benefits provided to former of inactive employees who have not yet retired over the employees service period or as an expense at the date of the event triggering the benefit. Wickes incurred post-employment benefit income of $31,390 for the year ended December 28, 1996, and expense of $160,000 (exclusive of amounts included in its restructuring liability, see Note 3) and $2,000,000 for the years ended December 30, 1995 and December 31, 1994, respectively.

13. INCOME TAXES

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

The Company will file a consolidated tax return for 1996 which will include all its subsidiaries with the exception of Wickes. The Company's ownership in Wickes is below the requirements which allow consolidation for tax purposes, therefore Wickes will file a separate consolidated return with its subsidiaries.

At December 31, 1996, the Company and its subsidiaries, exclusive of Wickes, have net operating loss carry forwards available to offset income of approximately $44 million expiring in years 2000 through 2011 and $3.8 million of capital loss carry forwards which expire in 1999 unless utilized. To the extent carry forwards existing at the subsidiaries' acquisition dates have been utilized, the tax benefits are reflected as reductions to the excess of cost over fair value of net assets acquired and the value of acquired insurance in force. The recognition of such utilization in 1994 resulted in a reduction to the excess of cost over fair value of assets of $1,425,000.

At December 28, 1996, Wickes has net operating loss carry forwards available to offset their consolidated taxable income of approximately $42 million expiring in years 2004 through 2011 and $.90 million of capital loss carry forwards which expire in 1997 unless utilized. In 1993 Wickes underwent a change of ownership as defined by section 382 of the Internal Revenue Code of 1986. As a result of this, certain of the loss carry forwards of Wickes are limited to an annual limitation of approximately $2.6 million a year. However gains inherent in the Wickes assets at the time of the ownership change which have been recognized have reduced the amount of net operating loss subject to limitation to less than $3 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established to reduce deferred tax assets to the amount which more likely than not will be realized in the future. The net amount of deferred tax assets recognized arises from the anticipated utilization of carry forward losses against gains to be realized in the future on real estate assets and the turnaround of temporary differences. The components of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows: (in thousands)

Deferred tax assets:                                        1996         1995
                                                            ----         ----
Difference in reserves, net                                    -        2,357
Difference in valuations of investments and capital            -            -
 loss carry forwards                                       1,399        9,295
Difference in reporting unearned premium, accrued              -            -
 income, expenses and other                                    -           47
Trade accounts receivable                                  2,080            -
Inventories                                                1,954            -
Accrued personnel cost                                     1,936            -
Other accrued liabilities                                  6,912            -
Difference in investment carrying values                   5,454            -
Net operating loss and AMT credit carry forwards          32,988       14,017
Other                                                      2,533            -
                                                        --------     --------
         Total deferred tax assets                        55,257       25,716
Valuation allowance for deferred tax assets             (20,398)      (17,759)
                                                        --------     --------
         Net deferred tax assets                          34,859        7,957
                                                        --------     -------

Deferred tax liabilities:
Deferred policy acquisition costs                              -            8
Value of insurance in force                                    -        6,597
Property, plant & equipment                                1,951            -
Difference in asset bases                                  1,032            -
Goodwill & trademark                                       2,052            -
Other accrued income items                                  661           527
                                                        --------     --------
         total deferred tax liabilities                    5,697        7,132
                                                        --------     --------

Net deferred tax asset/(liability)                        29,162          825
                                                        ========     ========

SFAS 109 requires that the current and non-current components of deferred tax balances be reported separately based on the financial statement classification of the related asset or liability which causes a temporary difference between tax and financial reporting purposes. Items which are not directly related to an asset or liability that exists for financial reporting purposes are classified as current or non-current based on the expected reversal date of the temporary difference. Total long term deferred tax assets have been combined with long term deferred tax liabilities and presented as a single amount on the balance sheet.

The income tax provision for 1996 consists of both current and deferred amounts. The provision includes the Company's income tax amounts for only July 1 to December 31. For the first six months the Company reported their ownership of Wickes on the equity method of accounting. See Note 3, "Acquisitions". The components of the income tax provision are as follows:

                                                          1996          1995           1994
                                                          ----          ----           ----
  Taxes currently payable
    Federal income tax                                       --            --             --
    State income tax                                        259            --             --

  Deferred expense(benefit) from income (loss) on
    reorganization of life insurance companies
  Deferred expense(benefit)                                  61        (1,910)         1,483
                                                         ------        ------         ------

  Total income tax expense(benefit)                         320        (1,910)         1,483
                                                         ======        ======         ======

The deferred tax expense recorded in the current year results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each were as follows (in thousands):

                                                      1996           1995          1994
                                                      ----           ----          ----
  Change in bad debt reserve                           203             --             --
  Difference in tax and book inventory                 245             --             --
  Settlement of deferred compensation                  (86)            --             --
  Change in accrued liabilities                      4,562            (56)            31
  Utilization/creation of NOL                       (5,387)        (3,104)          (946)
  AMT credit & cap loss carryover                     (471)           (17)           (19)
  Difference in tax and book asset basis            (4,405)            --          2,517
  Difference in book and tax intangibles            (6,245)        (1,116)        (2,388)
  Change in accrued income items                       182            490            782
  Difference in reserves, net                        2,357             83          3,982
  Difference in valuations of investments
     and capital loss carry forwards                 7,896          1,578           (849)
  Differences in reporting unearned premium,
     accrued income, expenses and other                 (8)            --             59
  Change in valuation allowance                      1,218            232         (1,686)
                                                    ------         ------         ------

  Deferred tax benefit                                  61         (1,910)         1,483
                                                    ======         ======         ======

Actual income tax expense(benefit) on income(loss) differs from expected tax expense computed by applying the Federal corporate tax rates of 34% in 1996, 1995 and 1994 as follows:


                                                        1996           1995          1994
                                                        ----           ----          ----
  Tax(benefit) computed at statutory rate              1,768         (6,157)         2,016

  Increase (decrease) in taxes resulting from:
  Effect of the difference in book and tax
        treatment of goodwill                             69          3,939            320
  State and local taxes                                  259              0              0
  Other                                                 (558)            76              3
  Change in valuation allowance                       (1,218)           232           (852)
  Tax exempt interest on bonds                            (4)
                                                      ------         ------         ------

  Actual tax expense(benefit)                            320         (1,910)         1,483
                                                      ======         ======         ======

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107,"Disclosure about Fair Value of Financial Instruments", information has been provided about the fair value of certain financial information. The following methods and assumptions were used to estimate the fair value of each material class of financial instruments covered by the Statement for which is practicable to estimate that value.

PERMANENT AND CONSTRUCTION LOANS - The fair value of construction loans are based upon current appraised values. The carrying value of permanent loans is a reasonable estimate of fair value based upon their interest rate which reflect current market conditions.

INVESTMENT IN CIRCLE INVESTORS - The fair value is based upon the purchase price per contract with an unrelated party(see Note 4, "Reorganization of Life Insurance Operations").

LONG TERM DEBT - The carrying amount is a reasonable estimate of fair value, as the stated rates of interest represent current market rates.

MORTGAGE DEBT - The carrying amount is a reasonable estimate of fair value, as the stated rates of interest represent current market rates.

The estimated fair value of the Company's financial instruments at December 31, 1996, are summarized as follows:

                                                 December 31, 1996
                                           --------------------------
                                             Carrying       Estimated
                                             Amount        Fair Value
                                             ------        ----------
Financial assets:
  Cash and short-term investments          $  3,100        $  3,100
  Permanent  and construction loans           4,179           5,136
  Investment in Circle                        5,345           5,345
  Financial liabilities:
  Long-term debt                            186,359         186,359
  Mortgage debt, related party               17,583          17,583

15. RELATED PARTY TRANSACTIONS

In February, April and June of 1995, the Company advanced Wilson Financial an aggregate of $900,000 and Wilson Financial granted the Company an option to acquire at exercise prices ranging from $5.88 to $6.31 per share the number of shares of the Company's common stock equal to the amount of such advance and related interest outstanding divided by the exercise price. Effective June 30, 1995, the Company elected to exercise its option on these advances acquiring 150,680 common shares at an aggregate exercise price of $918,310 by canceling the advances and related interest with Wilson Financial previously discussed. In addition, the Company purchased 23,000 common shares for an aggregate price of $125,235 in October 1995 and 27,778 common shares for an aggregate price of $125,000 in November of 1995 from Wilson Financial. In addition, the ESOP purchased from Wilson Financial 111,934 shares in February 1993, for $3.06 per share and in January 1994, the Company purchased 41,185 shares for $6.50 per share. The Company also acquired from Wilson Financial and subsequently retired as treasury shares 40,000 shares in September 1994, at $6.44 per share and 15,000 shares in November 1994, at $6.75 per share. Following these transactions, Wilson Financial owned 59% of the Company's outstanding common stock.

On February 24, 1994, AFAC acquired $2 million principal amount of the Company's 13% subordinated notes due 1999 from an affiliate of Mr. Wilson in exchange for cancellation of indebtedness of this affiliate to AFAC in the amount of approximately $1.4 million. Subsequently, AFAC sold the subordinated notes to an unrelated third party for $1,958,000 plus accrued interest.


The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson. Reimbursement expenses were $639,000 in 1996, $636,000 in 1995, and $854,000 in 1994. Included in operations for 1996 and 1995, is income from reimbursements of salary expenses paid to the Company by a subsidiary of Wilson Financial, JB Aviation, of $199,000 and $163,000, respectively.

Kirschner, Main, Graham, Tanner & Demont, a law firm in which an officer and director of the Company is a stockholder, is general counsel to the Company. During 1996, 1995 and 1994, the firm rendered services to the Company for which it received $877,000, $977,000 and $1,353,000, respectively.

A partnership in which the Company owned a 74% interest, leased office space to The Atlantic Group, Inc. ("Atlantic") for which Atlantic paid $37,000 and $94,000 in 1995 and 1994, respectively. Included in securities of related parties for 1994 are certain securities of Atlantic with an aggregate carrying value of $1,500,000. In 1995, the Company wrote off the entire carrying value of these securities. Directors of the Company beneficially own approximately 75% of Atlantic's voting securities.

Included in operations for 1996, 1995 and 1994, is income from reimbursements of office expenses and tax services paid to the Company by Wilson Financial of $7,000, $39,000 and $50,000, respectively. Also included in operations is expense paid to Wilson Financial for providing real estate management services of $31,000, and $120,000 in 1995 and 1994, respectively.

The Company made loans to a company owned by a director of the Company in the amounts of $154,114 and $225,000 in 1996 and 1995, respectively. The Company restructured these notes in 1996, extending the maturity date to June 30, 1997. The loan bears interest at a rate of 7.5%. The Company received interest payments of $21,708 and $13,555 in 1996 and 1995, respectively.

Directors of the Company own an aggregate of $2.0 million of the Company's 13% subordinated notes.

16. SUBSEQUENT EVENTS

In March 1997, Circle entered into a definitive merger agreement with an unrelated third party pursuant to which the Company's shares of Circle common and preferred stock are to be converted into, at the Company's election, the 5,686,000 shares of common stock of an unrelated third party or $ 5.3 million. (See Note 4. "Reorganization of Life Insurance Operations.") The net effect of this transaction is immaterial.

In March 1997, WML replaced its $5 million construction loan line of credit to a new $20 million line. To collateralize the increase, the Company pledged an additional 550,000 shares of Wickes' Common Stock. The committed balance on the existing line of $5 million, was approximately $10 million on March 14, 1997. The loans on this line will continue to run-off. In February 1997, the permanent line of credit increased from $1 million to $3 million. The collateral and terms remained the same on the permanent line.

In March 1997, the Company entered into a letter of intent to sell 21 acres of their investment in real estate for approximately $4.0 million which would result in an immaterial gain. The property was purchased from American Founders, and is subject to certain exclusions. The entire sales proceeds is required to be paid to American Founders to fund an escrow account for the payment of property taxes, accrued and unpaid interest and any remaining principal balance on the Notes. (See Note 9. "Long-Term Debt")

17. INDUSTRY SEGMENT INFORMATION AND QUARTERLY RESULTS OF OPERATIONS

The Company's operations are conducted through three segments: building materials, life insurance, and other. Summary financial information about the Company's operating segments for the years ended December 31, is presented in the following table (in thousands):

                                             Year Ended December 31,
                                   ---------------------------------------------
                                     1996              1995             1994
                                     ----              ----             ----
                                                 (in thousands)
  REVENUES:
  Building Materials              $ 471,515         $     492         $     725
  Life Insurance                      9,800            25,245            37,079
  Other                               2,342            (1,668)             (294)
                                  ---------         ---------         ---------
       Total                      $ 483,657         $  24,069         $  37,510
                                  =========         ---------         ---------

  EARNINGS BEFORE INCOME
  TAXES, EQUITY IN RELATED
  PARTIES, MINORITY INTEREST
  AND DISCONTINUED OPERATIONS:
  Building Materials              $   5,058         $  (1,408)        $    (416)
  Life Insurance                      4,944           (10,530)            2,372
  Other                              (4,803)           (1,968)              103
                                  ---------         ---------         ---------
       Total                      $   5,199         $ (13,906)        $   2,059
                                  =========         ---------         ---------

  IDENTIFIABLE ASSETS:
  Building Materials              $ 281,398         $  11,358         $  14,996
  Life Insurance                      5,661           297,804           330,083
  Other                              26,771            (8,437)            8,291
                                  ---------         ---------         ---------

       Total                      $ 313,830         $ 300,725         $ 353,370
                                  =========         =========         =========

                                                                                 1996
                                                                 (in thousands, except per share amounts)


                                                  First            Second          Third          Fourth
                                                 Quarter           Quarter        Quarter         Quarter          Total
                                                 -------           -------        -------         -------          -----
Revenues                                        $    5,877      $    4,953      $  257,524      $  215,303      $  483,657
                                                ----------      ----------      ----------      ----------      ----------
Costs and expenses                              $    6,376      $    5,363      $  253,250      $  213,469      $  478,458
                                                ----------      ----------      ----------      ----------      ----------
Earnings before income taxes,
 equity in related parties, minority
 interest, and discontinued
 operations
                                                $   (5,089)     $      601      $    4,274      $    5,413      $    5,199
                                                ----------      ----------      ----------      ----------      ----------
Earnings before discontinued
 operations
                                                $   (2,794)     $      601      $      215      $    1,572      $     (406)
Loss from operations of                         ----------      ----------      ----------      ----------      ----------
 discontinued operations

Gain on disposal of discontinued
 operations

Net earnings (loss)
                                                $   (2,794)     $      601      $      215      $    1,572      $     (406)
                                                ----------      ----------      ----------      ----------      ----------
Earnings(loss)
 per common share:
 Earnings from continuing
 operations
 Income from disontinued                        $    (0.53)     $     0.11      $     0.03      $     0.30      $    (0.08)
 operations                                     ----------      ----------      ----------      ----------      ----------

                                                $     0.00      $     0.00      $     0.00      $     0.00      $     0.00
                                                ----------      ----------      ----------      ----------      ----------
Net earnings (loss)
                                                $    (0.53)     $     0.11      $     0.03      $     0.30      $    (0.08)
                                                ----------      ----------      ----------      ----------      ----------
Weighted average
number of common
shares used in
computing earnings
per share
                                                 5,311,123       5,311,123       5,307,373       5,276,015       5,286,316
                                                ----------      ----------       ---------      ----------      ----------

                                                                                 1995
                                                                 (in thousands, except per share amounts)


                                                  First            Second          Third          Fourth
                                                 Quarter           Quarter        Quarter         Quarter          Total
                                                 -------           -------        -------         -------          -----
Revenues                                         $    6,707      $    5,990      $    5,960      $    5,412       $   24,069
                                                 ----------      ----------      ----------      ----------       ----------
Costs and expenses                               $    6,866      $    5,582      $    6,782      $    7,773         $ 27,003
                                                 ----------      ----------      ----------      ----------       ----------
Earnings before income taxes,
 equity in related parties, minority
 interest, and discontinued
 operations
                                                 $     (159)     $      408      $     (822)     $   13,333       $   (2,734)
                                                 ----------      ----------      ----------      ----------       ----------
Earnings before discontinued
 operations
                                                 $   (1,598)     $    1,102      $     (278)     $  (17,071)      $  (17,845)
                                                 ----------      ----------      ----------      ----------       ----------
Loss from operations of
 discontinued operations
                                                 $       98      $     (116)     $     (725)     $     (343)      $   (1,086)
                                                 ----------      ----------      ----------      ----------       ----------
Gain on disposal of discontinued
 operations
                                                                                 $    2,481      $      250       $    2,731
                                                                                 ----------      ----------       ----------
Net earnings (loss)
                                                 $   (1,500)     $      986      $    1,478      $  (17,164)       $ (16,200)
                                                 ----------      ----------      ----------      ----------       ----------
Earnings(loss)
 per common share:
 Earnings from continuing
 operations
 Income from disontinued                         $    (0.28)     $     0.20      $    (0.06)     $    (3.24)      $    (3.38)
 operations                                      ----------      ----------      ----------      ----------       ----------

Net earnings (loss)
                                                 $     0.02      $    (0.02)     $     0.34      $    (0.03)      $     0.31
                                                 ----------      ----------      ----------      ----------       ----------
                                                 $    (0.26)     $     0.18      $     0.28      $    (3.27)      $    (3.07)
                                                 ----------      ----------      ----------      ----------       ----------
Weighted average
number of common
shares used in
computing earnings
per share
                                                  5,465,781       5,365,546       5,216,522       5,189,146        5,284,280
                                                -----------      ----------      ----------      ----------       ----------

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors and Stockholders,
Riverside Group, Inc.:

Our report on the consolidated financial statements of Riverside Group, Inc. and subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 39 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                        Coopers & Lybrand L.L.P.

Jacksonville, Florida
March 28, 1997

                    Riverside Group, Inc. And Subsidiaries



               Schedule II - Valuation and Qualifying Accounts
                    For the Years Ended December 31, 1996
                            (dollars in thousands)





                                     Col. A          Col. B        Col. C        Col. D        Col. E
                                                                  Additions
                                                  Balance at      Charged to                 Balance at
                                                 Beginning of     Costs and                    End of
                                   Description      Period        Expenses      Deductions    Period

1996:
Allowance For Doubtful accounts....................  $0             $6,114       $ 1,796      $ 4,318


                                 SCHEDULE III
                     RIVERSIDE GROUP, INC. (PARENT ONLY)
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
                                (IN THOUSANDS)



                                                                DECEMBER 31,
                            ASSETS                         1996          1995
                                                           ----          ----

Cash and cash equivalents                               $     297    $      655
Investment Real Estate                                     16,382            90
Investment in subsidiaries                                 30,162        36,611
Other assets                                                3,493           565
                                                        ---------    ----------
                                                        $  50,684    $   37,921
                                                        =========    ==========

              LIABILITIES & STOCKHOLDERS' EQUITY

Accrued expenses, income taxes and other
 liabilities                                            $   1,907    $      962
 Debt and mortgage debt                                    28,002        10,903
                                                        ---------    ----------
                                                        $  29,909    $   11,865

Common stockholders equity:
 Common stock $.10 par value; 20,000,000 shares
 authorized, issued and outstanding in,
 5,296,123 in 1996 and 5,311,123 in 1995                      530           531
 Additional paid-in capital                                16,728        17,209
 Retained earnings                                          3,517         3,923
 Unrealized investment appreciation (depreciation)                        4,393
                                                        ---------    ----------
                                                           20,775        26,056
                                                        ---------    ----------
    Total stockholders' equity                          $  50,684     $  37,921
                                                        =========    ==========


                                 SCHEDULE III
                     RIVERSIDE GROUP, INC. (PARENT ONLY)
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED STATEMENT OF OPERATIONS
                                (IN THOUSANDS)



                                                 YEARS ENDED DECEMBER 31,
                                          1996              1995         1994
                                          ----              ----         ----
Net investment income                 $    1,097        $       5    $      851
Other income                                  12              765         1,484
Equity in net income of subsidiaries,
  net of income taxes                      3,699          (12,690)        3,321
Equity in investment in Wickes
  Lumber Company                          (1,714)          (2,095)        1,523
                                      ----------        ---------    ----------
  Total revenue                            3,094        $ (14,015)   $    7,179



Other operating costs & expenses           1,072              735         1,118
Interest expense                           2,428            1,450         1,616
                                       ---------        ---------    ----------
  Total expenses                           3,500            2,185         2,734


  Income (loss) before income tax
   benefit                                  (406)         (16,200)        4,445

Income tax expense (benefit)                                    -             -
                                      ----------       ----------    ----------
  Net income (loss)                   $     (406)      $  (16,200)   $    4,445
                                      ==========       ==========    ==========
Earnings (loss) per share of common
  stock, after deducting preferred
  dividends and accretion             $    (0.08)      $    (3.07)   $     0.24
                                      ==========       ==========    ==========
Weighted average number of
  common shares used in
  computing earnings
  per share                            5,286,316        5,284,280     5,350,672
                                      ==========       ==========    ==========


                                 SCHEDULE III
                      RIVERSIDE GROUP, INC. (PARENT ONLY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                        YEARS ENDED DECEMBER 31
                                                                                        -----------------------
                                                                                1996            1995              1994
                                                                                ----            ----              ----
Operating Activities
 Net Income (loss)                                                         $   (406)          (16,200)          $ 4,445
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:

   Net realized gains                                                                               -              (558)
   Change in other assets and liabilities                                     3,874              (487)             (550)
   Equity in (income) loss of subsidiaries,
    net of cash received                                                       (771)           16,308            (4,844)
   Depreciation and amortization                                                225               232               190
  Net change in recoveries from indemnification
   agreement                                                                      -                40                14
                                                                           --------          --------           -------
  Net cash provided by (used in) operating activities                         2,922              (107)           (1,303)

Investing Activities:
 Purchase of Investments:
  Securities of Wickes Lumber Company                                       (10,000)           (2,296)                -
   Short-term and real estate investments                                   (20,654)                -                 -
  Sale, maturity and principal reduction of investments:
   Short-term investments and other investments                                                  (139)             (377)
  Change in investment in and advance to subsidiaries                         4,764             3,105             3,936
  Life Insurance Reorganization proceeds                                     35,000                 -                 -
  Net assets of Life Insurance Reorganization                               (28,202)
                                                                           --------          --------           -------
   Net cash provided by (used in) investing activities                      (19,092)              670             3,559

Financing Activities:
 Repayment of debt                                                             (849)           (1,243)             (750)
 Increase in borrowings                                                      17,798             1,700
 Redemption of Series C Preferred Stock                                           -                 -            (1,283)
 Issuance of Common Stock                                                         -               156               100
 Purchase & Retirement of Common Stock                                          (46)           (1,168)             (357)
 Dividend paid to stockholders                                                 (530)                -                 -
                                                                           --------          --------           -------
  Net cash provided by (used in) financing activities                        16,373              (555)           (2,290)
                                                                           --------          --------           -------
  Increase (decrease) in cash                                                   203                 8               (34)

  Cash at beginning of year                                                      94                86               120
                                                                           --------          --------           -------
  Cash at end of year                                                      $    297                94           $    86
                                                                           ========          ========           =======


