Form 10-Q
period 1997-03-31
RIVERSIDE GROUP INC/FL
filed 1997-05-14
CIK 277356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                           Commission File
For Quarter Ended     March 31, 1997                       Number 0-9209
                  --------------------                            -------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



           Florida                                           59-1144172
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                      32256
-------------------------------------------                      -----
(Address of principal executive Offices)                       (Zip Code)


            Registrant's telephone number, including area code number
                                  904-281-2200
                                  ------------


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X      No
                                                 -------     -------


On May 5, 1997, there were 5,287,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX


                                                                           Page
PART I.                      FINANCIAL INFORMATION                        Number
         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets
                    March 31, 1997 (Unaudited)
                    And December 31, 1996                                    3

                    Condensed Consolidated Statements
                    of Operations
                    Three months ended
                    March 31, 1997 and 1996 (Unaudited)                      4

                    Condensed Consolidated Statement
                    of Common Stockholders' Equity
                    Three months ended
                    March 31, 1997 (Unaudited)                               5

                    Condensed Consolidated Statements of
                    Cash Flows
                    Three months ended
                    March 31, 1997 and 1996 (Unaudited)                      6

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)                         7

         Item 2.    Management's Discussion and Analysis                    12
                    of Financial Condition and Results of
                    Operations

PART II.

         Item 2.    Changes in Securities                                   21

         Item 5.    Other Information                                       21

         Item 6.    Exhibits and Reports on Form 8-K                        21

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands except share data)


                                                                                    MARCH 31,    DECEMBER 31,
                                                                                      1997          1996
                                                                                   -----------   -----------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                    $       575   $     3,100
      Accounts receivable, less allowance for doubtful
         accounts  of $4,637  in 1997 and  $4,318  in 1996                              68,003        71,743
      Inventory                                                                        109,506       100,672
      Construction and permanent loans                                                   6,691         4,169
      Deferred tax asset                                                                13,431        10,331
      Prepaid expenses                                                                   1,597         1,023
                                                                                   -----------   -----------
          Total current assets                                                         199,803       191,038

Investment in real estate                                                               16,635        16,854
Investment in Circle Investors, Inc.                                                     5,345         5,345
Property, plant and equipment, net                                                      49,564        50,245
Trademark (net of accumulated amortization of $10,107 in 1997                            6,893         6,948
        and $10,052 in 1996)
Deferred tax asset                                                                      18,831        18,831
Excess of cost over fair value of assets acquired                                       16,364        16,463
Other assets (net of accumulated amortization of
   $7,508  in 1997 and  $6,983   in 1996)                                                6,848         8,106
                                                                                   -----------   -----------
          Total assets                                                             $   320,283   $   313,830
                                                                                   ===========   ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt                                         $     7,611   $     4,861
      Accounts payable                                                                  42,568        41,318
      Income tax payable                                                                    25            25
      Accrued liabilities                                                               27,110        28,000
                                                                                   -----------   -----------
        Total current liabilities                                                       77,314        74,204

Long-term debt, less current maturities                                                196,067       186,142
Mortgage debt, related party                                                            17,415        17,416
Other long-term liabilities                                                              3,044         2,985
                                                                                   -----------   -----------
         Total liabilities                                                             293,840       280,747

Minority interest                                                                        9,825        12,308
Commitments and contigencies (Note 3 )

COMMON STOCKHOLDERS' EQUITY :
      Common stock, $.10 par value; 20,000,000 shares authorized;                          529           530
         issued and oustanding, 5,287,123  in 1997 and 5,296,123 in 1996
      Additional paid in capital                                                        16,711        16,728
      Retained Earnings (Deficit)                                                         (622)        3,517
                                                                                   -----------   -----------
      Total common stockholders' equity                                                 16,618        20,775

                                                                                   -----------   -----------
      Total liabilities and common stockholders' equity                            $   320,283   $   313,830
                                                                                   ===========   ===========

      See accompanying Notes to Consolidated Financial Statements.

                    RIVERSIDE GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)




                                                                                        Three Months Ended March 31,
                                                                                        -----------------------------
                                                                                           1997               1996
                                                                                        ----------         ----------
REVENUES:
  Sales and service revenues                                                            $  153,319         $        -
  Insurance premiums and annuity considerations                                                  -              1,966
  Net investment income                                                                         (7)             3,157
  Net realized investment gains                                                                 39                474
  Other operating income                                                                     1,133                280
                                                                                        ----------         ----------
                                                                                        $  160,484         $    5,877
                                                                                        ----------         ----------

COSTS AND EXPENSES:
  Cost of sales                                                                            122,372                  -
  Provision for doubtful accounts                                                            1,046                  -
  Depreciation, goodwill and trademark amortization                                          1,307                  -
  Selling, general and administrative expenses                                              38,577                952
  Interest expense                                                                           6,017                789
  Policyholder benefits                                                                         -               3,578
  Policy acquisition expenses                                                                   -               1,057
                                                                                        ----------         ----------
                                                                                           169,319              6,376
                                                                                        ----------         ----------

EARNINGS (LOSS) BEFORE INCOME TAXES, EQUITY IN RELATED PARTIES,
  AND MINORITY INTEREST                                                                     (8,835)              (499)

  Current income tax (benefit)                                                               2,740                  -
  Equity in losses of Wickes Lumber Company                                                     -              (2,295)
  Equity in losses of related parties                                                         (553)                 -
  Minority interest                                                                          2,509                  -
                                                                                        ----------         ----------
        NET LOSS                                                                        $   (4,139)        $   (2,794)
                                                                                        ==========         ==========

EARNINGS (LOSS) PER SHARE:
  Loss per common share                                                                 $    (0.78)        $    (0.53)
                                                                                        ==========         ==========
  Weighted average number of common stock
  used in computing earnings per share                                                   5,308,389          5,311,123


See accompanying Notes to Condensed Consolidated Financial Statements.

                    RIVERSIDE GROUP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                (in thousands)
                                 (unaudited)





                                                                                                                  TOTAL
                                                                   ADDITIONAL                                     COMMON
                                                COMMON              PAID-IN               RETAINED             STOCKHOLDERS'
                                                STOCK               CAPITAL               EARNINGS                EQUITY
                                                ------             ----------             --------             -------------

Balance, December 31, 1995                      $  530             $   16,728             $  3,517             $      20,775

Net loss, three months ended March 31, 1997                                                 (4,139)                   (4,139)

Purchase and retirement of 9,000 shares of          (1)                   (17)                                           (18)
  common stock, at cost
                                                ------             ----------             --------             -------------
Balance, March 31, 1997                         $  529             $   16,711             $   (622)            $      16,618
                                                ======             ==========             ========             =============




See accompanying Notes to Consolidated Financial Statements.

                    RIVERSIDE GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)



                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------------
                                                                                        1997                   1996
                                                                                    ------------           ------------
OPERATING ACTIVITIES:                                                               $     (4,139)          $     (2,794)
  Net loss
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
    Depreciation expense                                                                   1,082                    103
    Amortization expense                                                                     730                    951
    Net change in deferred acquisition costs                                                  --                      7
    Provision for doubtful accounts                                                        1,046                     --
    Gain on sale of fixed assets                                                             (25)                    --
    Net realized investment gains                                                            (39)                  (474)
    Provision for deferred income taxes                                                   (3,100)                    --
    Equity in losses of unconsolidated subsidiaries                                          553                  2,295
    Minority interest                                                                     (2,059)                    --
    Interest on policyholder's funds                                                          --                  2,106
    Change in other assets and liabilities:
      Decrease in accounts receivable                                                      2,734                     --
      Increase in inventory                                                               (8,834)                    --
      Increase in other assets                                                              (442)                  (378)
      Accrued investment income                                                               --                   (417)
      Increase in accounts payable and accrued liabilities                                   443                     --
      Reserve for unpaid claims, policy benefits and
        recoverable on paid losses from reinsurers and others                                 --                   (415)
      Net liabilities of discontinued operations, other liabilities
        and current income taxes                                                              --                   (558)
                                                                                    ------------           ------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (12,500)                   426

INVESTING ACTIVITIES
  Purchase of investments:
     Property, plant and equipment                                                          (515)                    --
     Fixed maturities available for sale                                                      --                (30,383)
     Equity securities                                                                        --                   (233)
     Investment real estate                                                                 (240)                    --
     Mortgage, construction and policy loans                                              (9,709)                 3,587
     Short-term investments                                                                   --                (75,783)
  Sale, maturity, and principal reductions of investments:
     Property, plant and equipment                                                           143                     --
     Fixed maturities available for sale                                                      --                 25,707
     Equity securities                                                                        --                     --
     Investment real estate                                                                  569                     --
     Mortgage, construction and policy loans                                               7,110                  3,239
     Short-term investments                                                                   --                 87,981
                                                                                    ------------           ------------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                               (2,642)                 6,941

FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                                        10,063                     --
     Repayment of debt                                                                    (4,053)                (2,401)
     Increase in borrowings                                                                6,625                     --
     Purchase and retirement of treasury shares                                              (18)                    --
     Deposits of policyholders' funds                                                         --                     --
     Withdrawal of policyholders' funds                                                       --                 (4,867)
                                                                                    ------------           ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     12,617                 (7,186)

     INCREASE (DECREASE) IN CASH                                                          (2,525)                   181
     Cash at beginning of year                                                             3,100                    258

                                                                                    ------------           ------------
     CASH AT END OF PERIOD                                                          $        575           $        439
                                                                                    ============           ============

See accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company").

         The condensed consolidated balance sheets as of March 31, 1997, the condensed consolidated statements of operations for the three months ended March 31, 1997 and 1996, the condensed consolidated statement of common stockholders' equity for the three months ended March 31, 1997 and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented have been made. The results for the three month period ended March 31, 1997 is not necessarily indicative of the results to be expected for the full year or for any interim period.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

         Earnings Per Share

         Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (5,308,389 shares in 1997 and 5,311,123 shares in 1996). During the first quarter of 1997, the Company purchased and retired 9,000 shares of its common stock.

2.       COMMITMENTS AND CONTINGENCIES

         At March 31, 1997 Wickes had accrued approximately $1.1 million for remediation of certain environmental and product liability matters, principally underground storage tank removal.

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

         Wickes is one of many defendants in approximately 120 actions, each of which seeks unspecified damages, brought in 1993, 1994 and 1995 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

      On November 3, 1995, a complaint was filed against Wickes', its directors and the Company seeking to enjoin or to obtain damages with respect to Wickes, agreement to issue 2,000,000 newly-issued shares of common stock to the Parent Company for $10 million.

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

3.    LONG TERM AND MORTGAGE DEBT

      Consolidated long-term and mortgage debt is comprised of the following at March 31, 1997 (in thousands):

     THE PARENT GROUP

     LONG-TERM DEBT
     Subordinated Notes                                             $   9,492
     Warehouse line of credit for construction
       and permanent loans                                              6,707
     Other                                                                858
     Less: current maturities                                          (7,414)
                                                                    ---------
     Total Company long-term debt less current maturities           $   9,643
                                                                    ---------

     MORTGAGE DEBT
     Mortgage debt, non-recourse, related party                     $  17,505
     Less: current maturities                                             (90)
                                                                    ---------
     The Company long term mortgage debt, less current maturities   $  17,415
                                                                    ---------

     WICKES
     Revolving line of credit                                       $  86,376
     Senior subordinated notes                                        100,000
     Other                                                                155
     Less: current maturities                                            (107)
                                                                    ---------
     Total Wickes' long-term debt less current maturities           $ 186,424
                                                                    ---------

              Total long-term and mortgage debt
                less current maturities                             $ 213,482
                                                                    =========


     WICKES

     A second amendment and restatement of Wickes' revolving credit agreement was completed on April 11, 1997. Among other things, this amendment and restatement (i) extended the life of the facility to March 2001, (ii) reduced the interest rate premiums over the London InterBank Offered Rate ("LIBOR") and over prime by 75 basis points, (iii) included provisions for further interest rate premium reductions if certain performance levels are achieved, (iv) modified certain covenants, and (v) provided for increases in the amount of capital expenditures allowed by the agreement equal to the proceeds received from the sale of certain excess real estate.

     Under the revolving line of credit, Wickes may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing, at March 29, 1997, was $28.9 million.

4.   INCOME TAXES

     The percentage ownership of Wickes by the Company does not allow consolidation for federal income tax filing purposes. Thus, each company will continue to separately determine its income tax liabilities. The Company's effective tax rate, excluding Wickes', was 0% for the three months ended March 31, 1997 and 1996.

     Wickes' provision for income taxes for the first quarter of 1997 was a benefit of $2.7 million, compared to a benefit of $3.3 million for the first quarter of 1996. An effective tax rate of 39.1% was used to calculate federal income taxes for the first quarter of 1997, compared with an effective rate of 38.5% for the first quarter of 1996. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the provision reported.

5.   SUBSEQUENT EVENT

     On May 1, 1997, the Company obtained a $1.5 million demand bank line of credit secured by 800,000 shares of Wickes common stock and 2,330 shares of Circle preferred stock. Borrowings under this line of credit bear interest payable monthly at two percent above the lender's standard rate, and principal is payable upon demand and is designed to be paid with the cash proceeds of the pledged Circle shares in a pending merger transaction with an unrelated third party. Monthly principal payments of $125,000 per month are required beginning November 1, 1997 if the principal has not otherwise been demanded or paid. The demand bank line of credit contains certain affirmative and negative covenants, including among others, prohibitions on mergers and the like, on the incurrence of indebtedness to parties other than the lender, on loans to related parties, on the payment of dividends, on the issuance of stock, on the disposition of assets (other than real estate assets, the Circle shares and the shares of pledged Wickes common stock), on the acquisition of assets or the making of capital expenditures, and on the increase in compensation of the Company's chief executive officer above the 1996 level. The demand bank line of credit also requires the Company to pledge additional shares of Wickes common stock if the value of the shares of Wickes common stock held as collateral falls below $4 million.

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require the Company to present both basic and diluted EPS for net income on the face of the income statement and is effective for the Company's fiscal year ending December 31, 1997. The Company has determined that the impact of adopting the pronouncement will not have a material impact on its financial statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 1996.

                              RESULTS OF OPERATIONS

                                     GENERAL

     The Company reported results of operations for the three months ended March 31, 1997 and 1996, as follows (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                   (unaudited)    (unaudited)
                                                      1997            1996
                                                      ----            ----

Equity in earnings(losses) of Wickes (1)            $      -        $(2,295)
Earnings(loss) before income taxes, equity
  in related parties, and
  minority interest (2)(3)                            (8,835)          (499)
Net earnings(loss)                                  $ (4,139)       $(2,794)

(1) The Company accounted for its investment in Wickes on the equity method through June 30, 1996.
(2) Includes $571,000 of additional deferred acquisition cost amortization for the first quarter of 1996, resulting from the reorganization of the Company's former life insurance subsidiaries.
(3) Includes realized investment gains of $39,000 and $474,000 for the first quarters of 1997 and 1996, respectively.

                              WICKES LUMBER COMPANY

        The Company estimates that, the Company's results of operations for the first quarter of 1997 include losses of $2,681,000 attributable to Wickes. In comparison, the Company recorded equity in Wickes' losses of $2,295,000 for the first quarter of 1996.

      The following discussion was obtained from the Wickes' first quarter 1997 10-Q.

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all building centers and component manufacturing facilities operated by Wickes, including those subsequently closed or sold.

                                                       Three Months Ended
                                                       ------------------
                                                 (unaudited)
                                             March 29, 1997           March 30, 1996
                                             --------------           --------------

Net sales                                           100.0 %                   100.0 %
Gross profit                                         23.2 %                    22.9 %
Selling, general an
  administrative expense                             23.7 %                    23.4 %
Depreciation, goodwill and
  trademark amortization                              0.7 %                     0.9 %
Provision for doubtful accounts                       0.7 %                     0.9 %
Other operating income                               (0.5)%                    (0.6)%
Income from operations                               (1.4)%                    (1.7)%

Net Earnings

      Wickes' first quarter has historically been adversely affected by seasonal decreases in building construction activity in the Northeast and Midwest resulting from winter weather conditions. In the first quarter of 1996, the Northeast experienced record snowfalls which slowed construction in this area of the country. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.

      Net loss for the three months ended March 29, 1997 was $5,190,000 compared with $6,174,000 for the three months ended March 30, 1996. The decrease in loss for the three month period primarily results from increased sales and gross profit margins, decreased depreciation expense, provision for doubtful accounts, interest expense, equity in loss of affiliated company, partially offset by an increase in selling, general and administrative expenses ("SG&A") and a reduced income tax benefit.

Net Sales

      Net sales for the first quarter of 1997 increased 4.5% to $159.3 million from $152.5 million for the first quarter of 1996. Same store sales increased 3.5% compared with the same period last year. Same store sales to Wickes' primary customers, residential and commercial builders, increased 5.5% when compared with the first quarter of 1996. As of May 1, 1997, Wickes operated 112 building centers, two more than it operated during the first quarter of 1996. Wickes estimates that inflation in lumber prices accounted for approximately $5.3 million of the sales increase for the quarter, compared with the 1996 comparable period. Also, weather conditions in the Northeast during the first quarter of 1997 were more favorable compared with the record snowfalls recorded in the first quarter of 1996.

Gross Profit

      1997 first quarter gross profit increased to $36.9 million from $34.9 million for the first quarter of 1996, a 5.8% increase. Gross profit as a percent of sales increased to 23.2% for the first quarter of 1997 from 22.9% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs and increased lumber prices. Sales to the professional builder, as a percent of total sales, decreased to 87.9% for the first quarter of 1997 from 89.2% for the same period in 1996. Lumber and building materials accounted for 87.3% of the materials sold in the first quarter of 1997, compared with 85.3% of the materials sold in the first quarter of 1996.

Selling, General and Administrative Expense

      SG&A expense increased to 23.7% of net sales in the first quarter of 1997 compared with 23.7% of net sales in the first quarter of 1996. Much of the increase is attributable to increased training, market expansion programs, and Wickes' decision to invest in facilities and programs to support sales improvement. Wickes expects to continue investing in these sales growth initiatives through the second quarter.

      Increases, as a percent of sales, in travel, professional fees, training costs, and marketing were partially offset by reductions in utilities, phone and salaries, wages, and employee benefits. Total salaries, wages and employee benefits decreased, as a percent of sales, by 0.1%. As of March 29, 1997, Wickes had 3,546 full time and part time employees, up 1.0% from March 30, 1996.

Depreciation, Goodwill and Trademark Amortization

      Depreciation, goodwill and trademark amortization decreased to $1.2 million for the first quarter of 1997 compared with $1.4 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities and equipment since June of 1995.

Provision for Doubtful Accounts

      Provision for doubtful accounts decreased to $1.0 million or 0.7% of sales for the first quarter of 1997 compared with $1.4 million or 0.9% of sales for the same period in 1996. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994, and increased efforts in collecting previously reserved accounts receivable.

Other Operating Income

      Other operating income for the first quarter 1997, was $.8 million, or 0.5% of sales compared with $.9 million, or 0.6% of sales for the same period last year.

Interest Expense

      In the first quarter of 1997, interest expense decreased 9.7% to $5.2 million from $5.7 million in the first quarter of 1996. This reduction reflects a $20.9 million decrease in average borrowings on Wickes' revolving credit facility resulting primarily from the closing of building centers since December 1995 and $9.8 million in net proceeds from Wickes' issuance of two million shares of its common stock in June 1996. The effective borrowing rate on total long term debt for the first quarter increased 15 basis points from the first quarter of 1996. Approximately 89% of Wickes' first quarter average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company

      In the first quarter of 1997, Wickes recorded a loss of $0.6 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the first quarter of 1996, Wickes recorded a loss of $1.1 million.

                      PARENT COMPANY AND OTHER SUBSIDIARIES

      The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Wickes and former life insurance subsidiaries (the "Parent Group").

      The Parent Group's non-interest operating expenses for the first three months of 1997 and 1996 were $805,000 and $657,000, respectively. Increased expenses were primarily due to expenses no longer allocable to the Life Insurance Group, partially offset by savings of approximately $160,000 from the restructuring of the Wickes Financial Services Center, Inc. program. Although Wickes Mortgage Lending, Inc.'s ("WML") operating expenses increased for the first quarter of 1997 by approximately $312,000, reimbursements received from Wickes of approximately $300,000, offset the increase.

      Revenues of the Parent Group (excluding investment income) for the first quarter of 1997 and 1996 were $289,000 and $354,000, respectively. Included are WML's revenues of $289,000 and $161,000 for 1997 and 1996, respectively. The net decrease was a result of non-recurring transactions in the amount of $193,000 in 1996 at the Parent Company. Gains of sales of investment real estate were $54,000 and $0 in the first quarter of 1997 and 1996, respectively.

      In the first quarter of 1997, interest expense increased 10.6% to $865,000 from $782,000 in the first quarter of 1996. This change is primarily due to the borrowings on WML's warehouse line of credit. Interest expense consisted in 1997 of: $384,000 on the Parent Company's subordinated notes and other debt; $370,000 on the Parent Company's real estate mortgage debt; and $111,000 on WML's warehouse line of credit. In 1996, interest expense consisted of $396,000 on the Parent Company's subordinated notes and other debt; and $389,000 on a note to a bank repaid in June 1996 connection with the reorganization of the Company's former life insurance subsidiaries.

                            LIFE INSURANCE OPERATIONS

      The Company's Condensed Consolidated Statements of Operations include the operations of its former life insurance subsidiaries for the first three months of 1996.

      During the first three months of 1996, the operations (other than WML) of the Company's life insurance subsidiaries generated income after taxes of $1,143,000. However, based on an evaluation of the life operations profits and the benefits to the Company of these operations, additional deferred acquisition cost amortization of $571,000 was recorded reducing life insurance income to a net of $572,000.


                                  INCOME TAXES

      The Company does not consolidate with Wickes for income tax filing purposes. Thus, each company will continue to separately determine its income tax liability. The Company's effective tax rate, excluding Wickes', was 0% for the three months ended March 31, 1997 and 1996. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

      Wickes' provision for income taxes for the first quarter of 1997 was a benefit of $2.7 million, compared to a benefit of $3.3 million for the first quarter of 1996. An effective tax rate of 39.1% was used to calculate federal income taxes for the first quarter of 1997, compared with an effective rate of 38.5% for the first quarter of 1996. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the provision reported.

                         LIQUIDITY AND CAPITAL RESOURCES

THE PARENT GROUP

      The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest, and for operating expenses and overhead. Operations, exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in debt instruments), consist primarily of real estate sales and the operations of WML.

      As discussed below, the Company has significantly curtailed WML's operations and does not anticipate that WML will be a significant contributor to liquidity in the future. Also, real estate sales proceeds are required to be applied to real estate debt reduction and are not available to the Parent Company for other purposes. As a consequence, the Parent Company will need to obtain significant additional funds through other asset sales or additional financing to support its operations and overhead and to service its indebtedness. The principal assets that could be sold by the Parent Company are its shares of Circle common and preferred stock (the "Circle Shares") and Wickes common stock.

      Circle has entered into a definitive merger agreement providing for a merger of Circle with an unrelated third party (the "Circle Merger") pursuant to which the Circle Shares are to be converted into an aggregate of approximately $5.3 million in cash. Circle has informed the Company that it hopes to complete the Circle Merger before September 30, 1997, but there can be no assurance when or that the Circle Merger will be completed.

      All of the Circle Shares are currently pledged to secure indebtedness of the Company. Circle shares to be converted into $3.2 million, together with real estate and one million shares of Wickes common stock in the Circle Merger, are pledged to secure the Company's $17.5 million of real estate indebtedness. Circle Shares to be converted into $2.1 million in the Circle Merger, together with 800,000 shares of Wickes common stock, are pledged to secure the Company's $1.5 million demand bank line of credit described below. The merger proceeds of Circle Shares that are at the time of the Circle Merger pledged to secure the Company's real estate indebtedness would remain pledged and would not be available to the Parent Company until released. The amount of required collateral for this indebtedness is adjusted quarterly and Circle Shares or merger proceeds thereof would be released in the event there is any excess collateral at any quarterly valuation date, which would depend upon factors including the market value of Wickes common stock and the timing and amount of real estate sales. Assuming no change in the current market price for Wickes common stock, the amount of real estate sales completed since March 31, 1997 and the amount of real estate sales provided for by existing contracts (some of which are subject to the buyers' satisfaction with their due diligence investigations) would be sufficient to obtain the release of all of the Circle merger proceeds at the September 30, 1997 valuation date.

      On May 1, 1997, the Company obtained a $1.5 million demand bank line of credit. Borrowings under the demand bank line of credit are limited to $850,000 prior to September 30, 1997, unless the lender is satisfied that an acceptable final closing date has been scheduled for the Circle Merger. See Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein for a description of the terms of, and restrictions placed upon the Company under, the demand bank line of credit. On May 9, 1997, the Company had borrowed $390,000 under the demand bank line of credit. The Company anticipates that the demand line of credit would be cancelled upon completion of the Circle Merger, and all amounts owed thereunder would become due, and the balance of the proceeds of the Circle Shares pledged under the line of credit would be required to be paid to another lender. Pursuant to the terms of the loan agreement, there can be no assurance that the lender will not exercise its right to terminate the demand line of credit at any time and to demand repayment of the outstanding borrowings.

      Additional borrowings under the demand line of credit may not be sufficient to fund the Company's liquidity requirements until completion of the Circle Merger. In the event the Circle Merger does not take place or the Company requires additional liquidity before the Circle Merger or to make its September 30, 1997 interest payment, it will need to obtain additional funds through sales of Wickes common stock or additional financing, which may not be available. The Company does not believe that the cash proceeds of the merger will be sufficient for general liquidity purposes and debt requirements through the remainder of 1997 unless sufficient additional merger proceeds are released from pledge under the Company's real estate indebtedness, but the Company believes that the real estate sales provided for by existing contracts would provide the release of sufficient cash merger proceeds for this purpose.

      The $10,000,000 principal of the Company's 13% Subordinated Notes is due in September 1999. The Company anticipates that to repay this indebtedness it will need to obtain additional funds through borrowings, issuance of debt or equity securities, asset sales, or funds provided by operations in which the Company may become engaged in the future.

      In April 1997, the Company determined that WML would not be able to attain sufficient profitability in the near term if it continued to emphasize origination of permanent loans through loan representatives, located in branch offices. Accordingly, WML has terminated the employment of all of its permanent loan representatives in the field and for the present, is focusing primarily on construction and construction/permanent loans under its marketing arrangement with Wickes, together with permanent loans originated in the home office.

      During the first quarter of 1997, stockholders' equity decreased by a net of $4.2 million primarily as a result of Wickes' operating losses. Wickes' results of operations have historically been adversely affected by seasonal weather factors during the first quarter of the year.

      FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The discussion above of the Company's future liquidity needs and sufficiency constitutes Forward-Looking Information within the meaning of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the continued ability of the Company to borrow, and the absence of a repayment demand, under its demand bank line of credit, (ii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt payments, and (iii) the ability of the Company to raise funds through sales of Circle Shares or Wickes common stock. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia, and Jacksonville, Florida. As discussed above, although the Circle merger would convert the Circle Shares into approximately $5.3 million in cash, there is no assurance that this transaction will be completed or how much of the merger proceeds will be available to the Company over what time period. The Company's ability to sell Wickes common stock will depend upon, among other things, the public trading price of Wickes common stock and, in light of the relatively low public trading volume for Wickes common stock, possibly the Company's ability to find a buyer or buyers for Wickes Common Stock in a private transaction or otherwise.

WICKES

      Wickes' principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. Wickes' primary need for capital resources is to finance inventory and accounts receivable.

      The first three months of the year historically have generated negative cash flows from operating activities, with first quarter 1996 being an exception. With the peak building season historically occurring in the second and third quarters, Wickes normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales. In the first three months of 1997 net cash used in operating activities amounted to $11.5 million.

      Wickes' accounts receivable balance at the end of the first quarter of 1997 increased $6.6 million when compared to the first quarter of 1996, an increase of 10.8%. Approximately $5.2 million of this increase is attributable to increased credit sales during March.

      Inventory at the end of the first quarter of 1997 was $6.5 million, or 6.3% higher than at the end of the first quarter of 1996. This increase is largely attributable to inflation in lumber prices, special buys on commodity building materials in preparation for the spring selling season, and the start-up of four new building centers. Most of the special buys on commodity building materials included extended accounts payable terms resulting in the 8.6% increase in accounts payable.

      Wickes' capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems. In the first three months of 1997, Wickes' spent $.5 million on capital expenditures. Wickes expects to spend approximately $6.0 million for all of 1997. Under Wickes' bank revolving credit agreement, as amended, capital expenditures during 1997 are limited to $6 million plus the proceeds from the sale of certain excess real estate plus the portion of 1996's capital expenditures that were not spent. Wickes expects to fund capital expenditures through borrowings and its internally generated cash flow.

      In January, Wickes began distribution operations in start-up building center facilities in Aurora, Illinois and Colorado Springs, Colorado. In April, Wickes also began building centers operations in Denton, North Carolina and a second facility in Pensacola, Florida. The Pensacola facility is located in a previously closed facility which is owned by Wickes. The remaining three facilities are leased. The following table reconciles the number of building centers and component manufacturing facilities operated by Wickes:


                                                                 Component
                                             Building          Manufacturing
                                             Centers           Facilities
As of December 28, 1996                         108                  12
  Expansion                                       2                   -
                                               ----               -----
As of March 29, 1997                            110                  12
  Expansion                                       2                   -
  Consolidation                                   -                  (1)
                                               ----               ------
As of May 1, 1997                               112                  11


      For a description of the April 11, 1997 amendment to Wickes' revolving line of credit agreement, that, among other things, reduces Wickes' effective interest rate, provides for additional reductions should certain goals be achieved, extends the length of the agreement, and modifies or eliminates certain covenants, see "Note 3. Long-Term Debt" of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

      Wickes maintained excess availability under its revolving line of credit, throughout the first three months of 1997. At the end of the first quarter of 1997, total borrowings under the revolving line of credit were $6.8 million lower than at the end of the first quarter of 1996. Under the current terms of Wickes' bank revolving credit agreement, Wickes believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. On March 29, 1997, $86.4 million was outstanding under Wickes' revolving line of credit, and the unused availability was approximately $28.9 million.

                                   PART II
                              OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

              For a description of the Company's $1.5 million demand bank line of credit obtained on May 1, 1997, see "Note 5. Subsequent Event" of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

              For a description of the amendment to Wickes' revolving line of credit agreement that, among other things, reduces the Company's effective interest rate, provides for additional reductions should certain goals be achieved, extends the length of the agreement, and modifies or eliminates certain covenants, see "Note 3. Long-Term Debt" of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 5.       OTHER INFORMATION

              On April 9, 1997, the Board of Directors of Wickes approved a proposal to amend the Wicke's Second Amended and Restated Certificate of Incorporation to change Wickes' name to "Wickes, Inc." This proposal will be submitted for approval of Wickes' shareholders at the Annual Meeting scheduled for May 20, 1997. If the proposal is approved by the shareholders, the name change will be effective upon filing of a certificate of amendment with the Secretary of State of the State of Delaware. Until such certificate of amendment is filed, the name change may be abandoned by the Board of Directors in its sole discretion.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

              4.1 Second Amended and Restated Credit Agreement dated April 11, 1997, among Wickes Lumber Company, as borrower each of the financial institutions signatory thereto, BT Commercial Corporation, as Agent, Nations Bank of Georgia N.A. as Syndication Agent, and Bankers Trust Company, as Issuing Bank.

             27.1     Financial Data Schedule (SEC Use Only)

             (b)      Reports on Form 8-K

                      None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  ------------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
  ------------------------------
Catherine J. Gray
Vice President and Chief Financial Officer



Date:  May 14, 1997