Form 10-Q
period 1997-06-30
RIVERSIDE GROUP INC/FL
filed 1997-08-14
CIK 277356

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                           Commission File
For Quarter Ended     June 30, 1997                        Number 0-9209
                  -------------------                             ------


                             RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



                 Florida                                         59-1144172
------------------------------------------                  ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                             32256
-------------------------------------------                             -----
(Address of principal executive Offices)                              (Zip Code)


           Registrant's telephone number, including area code number
                                  904-281-2200
                                  ------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X                  No
                                                   -----                   -----

On August 5, 1997, there were 5,287,123 shares of the Registrant's common stock outstanding.

                             RIVERSIDE GROUP, INC.

                                     INDEX

                                                                                              Page
PART I.                   FINANCIAL INFORMATION                                              Number
                                                                                             ------
         Item 1.          Financial Statements

                          Condensed Consolidated Balance Sheets
                          June 30, 1997 (Unaudited)
                          and December 31, 1996                                               3

                          Condensed Consolidated Statements of Operations
                          For the three months and six months ended
                          June 30, 1997 and 1996 (Unaudited)                                  4

                          Condensed Consolidated Statement
                          of Common Stockholders' Equity
                          For the six months ended
                          June 30, 1997 (Unaudited)                                           5

                          Condensed Consolidated Statements of
                          Cash Flows
                          For the six months ended
                          June 30, 1997 and 1996 (Unaudited)                                  6

                          Notes to Condensed Consolidated
                          Financial Statements (Unaudited)                                    7

         Item 2.          Management's Discussion and Analysis                                12
                          of Financial Condition and Results of
                          Operations

PART II.

         Item 6.          Exhibits and Reports on Form 8-K                                    24


                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                        (in thousands, except share data)


                                                              JUNE 30,    DECEMBER 31,
                                                               1997          1996
                                                            -----------  ------------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $     352    $   3,100
  Accounts receivable, less allowance for doubtful
     accounts of $3,384 in 1997 and $4,318 in 1996               96,160       71,743
  Inventory                                                     129,571      100,672
  Construction and permanent loans                                8,568        4,169
  Deferred tax asset                                             12,338       10,331
  Prepaid expenses                                                2,045        1,023
                                                              ---------    ---------
    Total current assets                                        249,034      191,038

  Investment in real estate                                      15,786       16,854
  Investment in Circle Investors, Inc.                            5,345        5,345
  Property, plant and equipment, net                             45,425       50,245
  Trademark (net of accumulated amortaization of
    $10,163 in 1997 and $10,052 in 1996)                          6,837        6,948
  Deferred tax asset                                             18,831       18,831
  Excess of cost over fair value of assets acquired              16,132       16,463
  Other assets (net of accumulated amortization of
    $7,794 in 1997 and $6,983 in 1996)                            7,284        8,106
                                                              ---------    ---------
    Total assets                                              $ 364,674    $ 313,830
                                                              =========    =========

              LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                        $  10,307    $   4,861
  Accounts payable                                               68,036       41,318
  Income tax payable                                                 25           25
  Accrued liabilities                                            26,155       28,000
                                                              ---------    ---------
    Total current liabilities                                   104,523       74,204

  Long-term debt, less current maturities                       213,645      186,142
  Mortgage debt, related party                                   16,699       17,416
  Other long-term liabilities                                     3,104        2,985
                                                              ---------    ---------
     Total liabilities                                          337,971      280,747

Minority interest                                                10,478       12,308
Commitments and contigencies (Note 2)

COMMON STOCKHOLDERS EQUITY:
Common stock, $.10 par value; 20,000,000 shares authorized;         529          530
   5,287,123 issued and outstanding in 1997 and 5,296,123
   issued and outstanding in 1996
Additional paid in capital                                       16,711       16,728
Retained earnings (deficit)                                      (1,015)       3,517
                                                              ---------    ---------
Total common stockholders' equity                                16,225       20,775
                                                              ---------    ---------
Total liabilities and common stockholders' equity             $ 364,674    $ 313,830
                                                              =========    =========

    The accompanying notes are an integral part of the Condensed Consolidated
                              Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (in thousands except per share amounts)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         --------------------------    --------------------------
                                                          JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,
                                                            1997           1996           1997           1996
                                                         -----------    -----------    -----------    -----------
REVENUES:
     Sales and service revenues                          $   237,335    $      --      $   396,654    $      --
     Insurance premiums and annuity considerations              --            1,258           --            3,224
     Net investment income (loss)                                (46)         3,036            (53)         6,193
     Net realized investment gains                               633            743            672          1,217
     Other operating income                                    1,993            (84)         3,126            196
                                                         -----------    -----------    -----------    -----------
                                                             239,915          4,953        400,399         10,830
                                                         -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
     Cost of sales                                           183,028           --          305,400           --
     Provision (reduction) for doubtful accounts                (463)          --              583           --
     Depreciation, goodwill and trademark amortization         1,418           --            2,725           --
     Income on reorganization of life insurance
            subsidiaries                                        --             (431)          --             (431)
     Selling, general and administrative expenses             47,796          1,400         86,373          2,352
     Interest expense                                          6,214            767         12,231          1,556
     Policyholder benefits                                       --           2,227           --            5,805
     Policy acquisition expenses                                 --             969           --            2,026
                                                         -----------    -----------    -----------    -----------
                                                             237,993          4,932        407,312         11,308
                                                         -----------    -----------    -----------    -----------

EARNINGS (LOSS)BEFORE INCOME TAXES, EQUITY IN
     RELATED PARTIES AND MINORITY INTEREST                     1,922             21         (6,913)          (478)

     Current income tax expense (benefit)                     (1,454)          --            1,286           --
     Equity in (earnings)losses of Wickes Inc.                  --              580           --           (1,715)
     Equity in losses of related parties                        (213)          --             (766)          --
     Minority interest                                          (648)          --            1,861           --
                                                         -----------    -----------    -----------    -----------
                     NET INCOME (LOSS)                   $      (393)   $       601    $    (4,532)   $    (2,193)
                                                         ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE:
     Income (Loss) per common share                      $     (0.07)   $      0.11    $     (0.85)   $     (0.41)
                                                         ===========    ===========    ===========    ===========
     Weighted average number of common stock
     used in computing earnings per share                  5,307,833      5,311,123      5,308,111      5,311,123






    The accompanying notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                                                              TOTAL
                                                            ADDITIONAL      RETAINED         COMMON
                                                COMMON        PAID-IN       EARNINGS      STOCKHOLDERS'
                                                STOCK         CAPITAL       (DEFICIT)        EQUITY
                                               --------      --------      ---------      -------------
Balance, December 31, 1996                     $    530      $ 16,728      $   3,517        $ 20,775

Net loss, six months ended June  30, 1997                                     (4,532)         (4,532)

Purchase and retirement of 9,000 shares of
   common stock, at cost                             (1)          (17)                           (18)
                                               --------      --------      ---------        --------
Balance, June 30, 1997                         $    529      $ 16,711      $  (1,015)       $ 16,225
                                               ========      ========      =========        ========



          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                            SIX MONTHS ENDED
                                                                          ---------------------
                                                                          JUNE 30,    JUNE 30,
                                                                            1997        1996
                                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $ (4,532)   $ (2,193)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Net change in deferred acquisition costs                                  --           49
     Gain on Life Insurance Reorganization                                                (430)
     Depreciation expense                                                    2,201         505
     Amortization expense                                                    1,253        --
     Net change in deferred acquisition costs                                  --           49
     Provision for doubtful accounts                                           583        --
     Gain on sale of fixed assets                                             (546)       --
     Net realized investment gains on investments                             (672)     (1,217)
     Provision for deferred income taxes                                    (2,007)       --
     Equity in  losses of unconsolidated subsidiaries                          766       2,295
     Minority interest                                                      (1,861)       --
     Interest on policyholder's funds                                         --         3,469
     Change in other assets and liabilities:
         Increase in accounts receivable                                   (24,966)       --
         Increase in  inventory                                            (28,899)       --
         Increase in other assets                                           (1,774)       (998)
         Accrued investment income                                            --           197
         Increase  in accounts payable and accrued liabilities              24,314        --
         Reserve for unpaid claims, policy benefits and
           recoverable on paid losses from reinsurers and others              --          (504)
         Net liabilities of  other liabilities and current income taxes         (1)       (358)
                                                                          --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (36,141)        864

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments:
     Property, plant and equipment                                          (2,693)       --
     Fixed maturities available for sale                                      --       (30,383)
     Equity securities                                                        --          (233)
     Investment real estate                                                   (320)       --
     Mortgage, construction and policy loans                               (17,995)     (3,587)
     Short-term investments                                                   --       (75,783)
  Sale, maturity, and principal reductions of investments:
     Property, plant and equipment                                           6,442        --
     Fixed maturities available for sale                                      --        25,707
     Equity securities                                                        --          --
     Investment real estate                                                  2,062        --
     Mortgage, construction and policy loans                                13,735       3,239
     Short-term investments                                                   --        87,981
                                                                          --------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    1,231       6,941

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                          27,668        --
     Repayment of debt                                                     (10,484)     (2,401)
     Increase in borrowings                                                 14,965        --
     Purchase and retirement of treasury shares                                (18)       --
     Net proceeds from issuance of common stock                                 31
     Deposits of policyholders' funds                                         --            82
     Withdrawal of policyholders' funds                                       --        (4,867)
                                                                          --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         32,162      (7,186)

         NET INCREASE(DECREASE) IN CASH AND EQUIVALENTS                     (2,748)        619
         Cash and equivalents at beginning of period                         3,100         258
                                                                          --------    --------
         Cash and equivalents at end of period                            $    352    $    877
                                                                          ========    ========

         Cash paid during the period for interest was $11,546,000 and $1,458,000 for the six months ended June 30, 1997 and 1996, respectively. Cash paid during the period for income taxes was $832,000 and $0 for the six months ended June 30, 1997 and 1996, respectively.

  The accompanying notes are an integral part of the Condensed Consolidated
                            Financial Statements.

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

         The condensed consolidated balance sheets as of June 30, 1997, the condensed consolidated statements of operations for the six months ended June 30, 1997 and 1996, the condensed consolidated statement of common stockholders' equity for the six months ended June 30, 1997 and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented have been made. The results of operations for the six months period ended June 30, 1997 are not necessarily indicative, if annualized, of those to be expected for the full year.

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

         Earnings Per Share

         Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (5,308,111 shares in 1997 and 5,311,123 shares in 1996). The Company purchased and retired 9,000 shares of its common stock during the first six months of 1997.

2.       COMMITMENTS AND CONTINGENCIES

         On June 30, 1997, Wickes Inc. ("Wickes") completed the sale leaseback of its 72,000 square foot corporate headquarters in Vernon Hills, Illinois. The sale price was approximately $7.3 million (which was utilized to reduce debt), and a gain of approximately $600,000 will be amortized over the life of the lease. Wickes will be master leasing the entire building for a 20 year term, at market rates and has subleased over 20,000 square feet. This transaction is expected to have a favorable impact on

Wickes' future net earnings with the increase in rent expense (selling, general and administrative expenses) more than offset by reduced interest expense.

         At June 30, 1997, Wickes had accrued approximately $1.0 million for remediation of certain environmental and product liability matters, principally underground storage tank removal.

         Many of the building center facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. Other than tanks at one acquired facility recently installed in compliance with modern standards, all such tanks known to Wickes located on facilities owned or operated by Wickes have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $ 2.0 million of net costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

         Wickes is one of many defendants in approximately 110 actions, each of which seeks unspecified damages, brought in 1993, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

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

3.   LONG TERM AND MORTGAGE DEBT

     Consolidated long-term and mortgage debt is comprised of the following at June 30, 1997 (in thousands):

      THE PARENT GROUP
    LONG-TERM DEBT
    --------------
    Subordinated Notes                                        $    9,535
    Warehouse line of credit for construction
        and permanent loans                                        8,527
    Other                                                          1,786
    Less: current maturities                                     (10,227)
                                                              ----------
    Total Company long-term debt less current maturities      $    9,621
                                                              ----------

    MORTGAGE DEBT
    -------------
    Mortgage debt, non-recourse, related party                $   16,699
    Less: current maturities                                          -
                                                              ----------
    The Company long term mortgage debt,
    less current maturities                                   $   16,699
                                                              ----------

    WICKES
    ------
    Revolving line of credit                                  $  103,981
    Senior subordinated notes                                    100,000
    Other                                                            123
    Less: current maturities                                         (80)
                                                              ----------
    Total Wickes' long-term debt less current maturities      $  204,024
                                                              ----------

              Total long-term and mortgage debt
              less current maturities                         $  230,344
                                                              ==========

    THE PARENT GROUP

    On May 1, 1997, the Company obtained a $1.5 million demand bank line of credit secured by 800,000 shares of Wickes common stock and 2,330 shares of Circle preferred stock. Borrowings under this line of credit bear interest payable monthly at two percent above the lender's standard rate, and principal is payable upon demand and is designed to be paid with the cash proceeds of the pledged Circle shares in a pending transaction. Monthly principal payments of $125,000 per month are required beginning November 1, 1997 if the principal has not otherwise been demanded or paid. The demand bank line of credit contains certain affirmative and negative covenants, including among others, prohibitions on mergers and the like, on the incurrence of indebtedness to parties other than the lender, on loans to related parties, on the payment of dividends, on the issuance of stock, on the disposition of assets (other than real estate assets, the Circle shares and the shares of pledged Wickes common stock), on the acquisition of assets or the making of capital expenditures, and on the increase in compensation of the Company's chief executive officer above the 1996 level. The demand bank line of credit also requires the Company to pledge additional shares of Wickes common stock if the value of the shares of Wickes common stock held as collateral falls below $4 million.

    On June 24, 1997, the Company modified its existing obligation to a third party in the approximate amount of $900,000. As modified, the terms of this obligation call for monthly payments of $101,150 commencing October 1, 1997 with the balance due July 15, 1998, with earlier payments required from proceeds of the Circle merger in excess of $2.5 million released from pledge under the Company's real estate indebtedness.


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

    Under the revolving line of credit, Wickes may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing, at June 28, 1997, was $25.7 million.

    On June 16, 1997, Wickes entered into an interest rate swap agreement which effectively fixed the interest rate at 8.1% (subject to reduction in certain circumstances), for three years, on $40 million of Wickes' borrowings under its floating rate revolving line of credit. This interest rate swap is operative while the LIBOR borrowing rate remains below 6.7%.

4.  INCOME TAXES

    The percentage ownership of Wickes by the Company does not allow consolidation for federal income tax filing purposes. Thus, each company will continue to separately determine its income tax liabilities. The Company's effective tax rate, excluding Wickes', was 0% for the six months ended June 30, 1997 and 1996.

    Wickes' benefit for income taxes for the six month period ended June 28, 1997 was $1.3 million, compared to $1.5 million for the six month period ended June 29, 1996. An effective tax rate of 39.1% was used to calculate federal income taxes for the six month period ended June 28, 1997, compared with an effective rate of 38.5% for the six month period of 1996. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the benefit reported.

5.  SUBSEQUENT EVENT

    The Company is currently modifying loans made to a director of the Company, in the amounts of $154,114 and $225,000, in 1996 and 1995, respectively.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure. The new accounting principle is effective for the Company's fiscal year ending December 31, 1997. The Company believes that adoption will not have a material impact on its financial statements.

    In June of 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new reporting and disclosure requirements promulgated in these statements, the Company is required to, and will adopt the provisions beginning in fiscal 1998.

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

                             RESULTS OF OPERATIONS

                                    GENERAL

    The Company reported results of operations for the three months and six months ended June 30, 1997 and 1996, as follows (in thousands):

                                          Three Months Ended          Six Months Ended
                                          ------------------          ----------------
                                             (unaudited)                 (unaudited)
                                       June 30,        June 30,   June 30,        June 30,
                                         1997            1996       1997            1996
                                         ----            ----       ----            ----
Equity in earnings(losses)
  of Wickes (1)                        $     -          $ 580    $      -        $ (1,715)
Earnings(losses) before
  income taxes, equity
  in related parties,
  and minority interest (2)(3)           1,922             21      (6,913)           (478)
Net earnings(loss)                     $  (393)         $ 601    $ (4,532)       $ (2,193)

(1) The Company accounted for its investment in Wickes on the equity method through June 30, 1996.
(2) Includes $674,000 of additional deferred acquisition cost amortization, resulting from the reorganization of the Company's former life insurance subsidiaries in 1996.
(3) Includes realized investment gains of $633,000 and $743,000 for the three months ended June 30, 1997 and 1996, respectively, and $672,000 and $1,217,000 for the first six months ended June 30, 1997 and 1996, respectively.

                                     WICKES

    The Company estimates that the Company's results of operations for the second quarter of 1997 include profits of $594,000 attributable to Wickes, compared to the Company's equity of $580,000 for the same period in 1996. The Company estimates that its results of operations include losses of

$2,789,000 and $1,715,000 attributable to Wickes, for the first six months ended June 30, 1997 and 1996, respectively.

    The following discussion was obtained from the Wickes' second quarter 1997 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all building centers and component manufacturing facilities operated by Wickes, including those subsequently closed or sold.


                                      Three Months Ended            Six Months Ended
                                      ------------------            ----------------
                                          (unaudited)                  (unaudited)
                                      June 28,       June 29,      June 28,     June 29,
                                        1997           1996          1997         1996
                                        ----           ----          ----         ----
   Net sales                          100.0 %        100.0 %       100.0 %       100.0 %
   Gross profit                        22.9 %         22.4 %        23.0 %        22.6 %
Selling, general and
   administrative expense              19.8 %         18.3 %        21.4 %        20.4 %
Depreciation, goodwill and
   trademark amortization               0.5 %          0.6 %         0.6 %         0.7 %
Provision for doubtful accounts        (0.2)%         (0.2)%         0.1 %         0.2 %
Other operating income                 (0.7)%         (0.7)%        (0.6)%        (0.6)%
Income from operations                  3.5 %          4.4 %         1.5 %         1.9 %

Net Earnings

   Net income for the three months ended June 28, 1997 was $1,342,000 compared with $1,881,000 for the three months ended June 29, 1996. The net loss for the six months ended June 28, 1997 was $3,848,000 compared with a loss of $4,293,000 for the six months ended June 29, 1996. The decrease in net income for the three-month period primarily results from an increase in selling, general and administrative expenses ("SG&A") partially offset by increased sales and gross profit, decreases in interest expense, equity in loss of affiliated company and provision for income taxes. The decrease in net income for the six month period primarily results from an increase in selling, general and administrative expenses ("SG&A") and reduced income tax benefit partially offset by increased sales and gross profit, and decreases in interest expense, equity in loss of affiliated company and depreciation, goodwill and trademark amortization.

                   THREE MONTHS ENDED JUNE 28, 1997 COMPARED
                   WITH THE THREE MONTHS ENDED JUNE 29,  1996

Net Sales

   Net sales for the second quarter of 1997 increased 3.7% to $237.3 million from $228.8 million for the second quarter of 1996. Same store sales increased 3.3% compared with the same period last year. Same store sales to Wickes' primary customers, residential and commercial builders, increased 4.4% when compared with the second quarter of 1996. Consumer same store sales were down 4.8% for the quarter. As of June 28, 1997, Wickes operated 112 building centers, two more than it operated at the end of the second quarter of 1996. Wickes estimates that inflation in lumber prices accounted for approximately $5.1 million of the sales increase for the quarter, compared with the 1996 comparable period. Wickes believes that showroom remerchandising, sales training, and big builder initiatives also contributed to the overall and same store sales increases.

Gross Profit

   1997 second quarter gross profit increased to $54.3 million from $51.2 million for the second quarter of 1996, a 6.0% increase. Gross profit as a percent of sales increased to 22.9% for the second quarter of 1997 from 22.4% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs and increased lumber prices. Sales to the professional builder, as a percent of total sales, increased to 85.5% for the second quarter of 1997 from 84.1% for the same period in 1996. Lumber and building materials accounted for 89.4% of the materials sold in the second quarter of 1997, compared with 88.4% of the materials sold in the second quarter of 1996.

Selling, General and Administrative Expense

   SG&A expense increased to 19.8% of net sales in the second quarter of 1997 compared with 18.3% of net sales in the second quarter of 1996. Much of the increase is attributable to increased training, market expansion programs, and Wickes' decision to remerchandise facilities and invest in programs to support sales improvement. Wickes expects to continue investing in these long-term sales growth initiatives through the end of 1997.

   Increases, as a percent of sales, in salaries and wages, travel, professional fees, training costs, and marketing were partially offset by reductions in health and casualty insurance costs and delivery expense. Salaries, wages and employee benefits increased, as a percent of sales, by 0.9%. As of June 28, 1997, Wickes had 4,083 full time and part time employees, up 5.9% from June 29, 1996.

Depreciation, Goodwill and Trademark Amortization

   Depreciation, goodwill and trademark amortization decreased to $1.2 million for the second quarter of 1997 compared with $1.3 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities, vehicles and equipment during 1996 and the first half of 1997.

Provision for Doubtful Accounts

   Provision for doubtful accounts remained relatively the same for the second quarters of 1997 and 1996, income of $0.5 million. Increased construction activity in the Northeast and Midwest, during the second quarter, results in improved collections on previously reserved accounts and lower delinquency levels.

Other Operating Income

   Other operating income for the second quarter of 1997 was $1.6 million, or 0.7% of sales. This was the same as the second quarter of 1996.

Interest Expense

   In the second quarter of 1997, interest expense decreased 3.8% to $5.3 million compared with $5.5 million in the second quarter of 1996. This reduction reflects a decrease in the effective borrowing rate on total long term debt for the second quarter of 21 basis points from the second quarter of 1996, primarily due to a reduction in interest rate on Wickes' revolving line of credit, effective April 11, 1997, see "Note 3. Long-Term Debt" of Notes to Condensed Consolidated Financial Statements included elsewhere herein. Approximately 85% of Wickes' second quarter average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company

   In the second quarter of 1997, Wickes recorded a loss of $0.2 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the second quarter of 1996, Wickes recorded a loss of $0.9 million. In May of 1997, additional third party equity was invested and Wickes' ownership decreased from 46% to 38%.

                    SIX MONTHS ENDED JUNE 28, 1997 COMPARED
                    WITH THE SIX MONTHS ENDED JUNE 29, 1996

Net Sales

   Net sales for the first half of 1997 increased 4.0% to $396.7 million from $381.3 million for the first half of 1996. Same store sales increased 3.8% compared with the same period last year. Same store sales to Wickes' primary customers, residential and commercial builders, increased 5.2% when compared with the first half of 1996. Consumer same store sales were down 6.8% for the first half.

As of June 28, 1997, Wickes operated 112 building centers, two more than it operated at the end of the first half of 1996. Wickes estimates that inflation in lumber prices accounted for approximately $10.4 million of the sales increase for the first half of 1997, compared with the 1996 comparable period. Wickes believes that showroom remerchandising, sales training, and big builder initiatives also contributed to the overall and same store sales increases. Also, weather conditions in the Northeast during the first quarter of 1997 were more favorable compared with the record snowfalls recorded in the first quarter of 1996.

Gross Profit

   Gross profit for the first half of 1997 increased to $91.3 million from $86.1 million for the first half of 1996, a 5.9% increase. Gross profit as a percent of sales increased to 23.0% for the first half of 1997 from 22.6% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs and increased lumber prices. Sales to the professional builder, as a percent of total sales, increased to 87.2% for the first half of 1997 from 85.3% for the same period in 1996. Lumber and building materials accounted for 88.6% of the material sold in the first half of 1997, compared with 87.2% of the materials sold in the first half of 1996.

Selling, General and Administrative Expense

   SG&A expense increased to 21.4% of net sales in the first half of 1997 compared with 20.4% of net sales in the first half of 1996. Much of the increase is attributable to increased training, market expansion programs, and Wickes' decision to remerchandise facilities and invest in programs to support sales improvement. Wickes expects to continue investing in these long-term sales growth initiatives through the end of 1997.

   Increases, as a percent of sales, salaries and wages, travel, professional fees, training costs, and marketing were partially offset by reductions in health and casualty insurance costs and delivery expense. Total salaries and wages increased, as a percent of sales, by 0.7%.

Depreciation, Goodwill and Trademark Amortization

   Depreciation, goodwill and trademark amortization decreased to $2.4 million for the first half of 1997 compared with $2.8 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities, vehicles and equipment during 1996 and the first half of 1997.

Provision for Doubtful Accounts

   Provision for doubtful accounts decreased to $0.6 million or 0.1% of sales for the first half of 1997 compared with $0.9 million or 0.2% of sales for the same period in 1996. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994, and increased efforts in collecting previously reserved accounts receivable.

Other Operating Income

   Other operating income for the first half of 1997 was $2.5 million, or 0.6% of sales. This was the same as the first half of 1996.

Interest Expense

   In the first half of 1997 interest expense decreased 6.8% to $10.4 million from $11.2 million in the first half of 1996. This reduction reflects a $10.4 million decrease in average borrowings on Wickes' revolving credit facility resulting primarily from the closing of building centers since December 1995 and the $9.8 million in net proceeds from Wickes' issuance of 2 million shares of its common stock in June 1996. The effective borrowing rate on total long term debt for the first half was relatively the same as the first half of 1996. Approximately 87% of Wickes' first half average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company

   In the first half of 1997, Wickes recorded a loss of $0.8 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the first half of 1996 Wickes recorded a loss of $1.9 million. In May of 1997, additional third party equity was invested and Wickes' ownership decreased from 46% to 38%.

                     PARENT COMPANY AND OTHER SUBSIDIARIES

   The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Wickes and former life insurance subsidiaries (the "Parent Group").

   The Parent Group's non-interest operating expenses for the three months ended June 30, 1997, decreased to $979,000 from $1,283,000 for the same period in 1996. Included in the second quarter of 1996 results were non-recurring transactions, such as deferred bank debt costs amortized as a result of the Life Insurance Reorganization. Wickes Mortgage Lending, Inc's ("WML") operating expenses for the 2nd quarter of 1997 were $758,000 compared to $737,000 for the same period in 1996. Reimbursements received from Wickes increased to approximately $248,000 in 1997 versus $148,000 in 1996; these reimbursements are used to offset operating expenses.

   The Parent Group's non-interest operating expenses for the first six months of 1997 and 1996 were $1,784,000 and $1,875,000, respectively. Savings of approximately $276,000 from the restructuring of the Wickes Financial Services Center, Inc. program, were offset by expenses no longer being allocable to the Life Insurance Group. Although Wickes Mortgage Lending, Inc.'s ("WML") operating expenses increased for the first six months of 1997 by approximately $398,000, reimbursements received from Wickes of approximately $548,000, offset the increase.

   Revenues of the Parent Group (excluding investment income) for the three months ended June

1997, increased to $359,000 from $201,000 for the same period in 1996. Included are WML's revenues of $358,000 and $169,000 for 1997 and 1996, respectively.

   Revenues of the Parent Group (excluding investment income) for the six months were $648,000 and $406,000 for 1997 and 1996, respectively. Included are WML's revenues of $646,000 and $324,000 for 1997 and 1996, respectively.

   Gains of sales of investment real estate for the three months ended June 30, 1997, were $633,000 compared to $198,000 for the three months ended June 30, 1996. Gains of sales of investment real estate for the first six months of 1997 and 1996 were $672,000 and $198,000, respectively.

   In the second quarter of 1997, interest expense increased 24% to $955,000 from $768,000 in the second quarter of 1996. This change is primarily due to the Parent Company's real estate mortgage and the borrowings on WML's warehouse line of credit. In the second quarter of 1997, interest expense consisted of:
$406,000 on the Parent Company's subordinated notes and other debt; $374,000 on the Parent Company's real estate mortgage debt; and $175,000 on WML's warehouse line of credit. In 1996, interest expense consisted of $393,000 on the Parent Company's subordinated notes and other debt; $99,000 on the Parent Company's real estate mortgage debt and $276,000 on a note to a bank repaid in June 1996 in connection with the reorganization of the Company's former life insurance subsidiaries. The Company anticipates that WML will continue to increase the volume of originating construction loans, thereby increasing interest expense on the warehouse line of credit. However, interest expense on the Parent Company's real estate mortgage debt, will continue to decrease, due to the sales of real estate, which generates prepaid principal payments.

   The Parent Group's interest expense for the first six months were $1,820,000 and $1,550,000 for 1997 and 1996, respectively. This change is primarily due to the Parent Company's real estate mortgage and the borrowings on WML's warehouse line of credit. In the first six months of 1997, interest expense consisted of: $790,000 on the Parent Company's subordinated notes and other debt; $744,000 on the Parent Company's real estate mortgage debt; and $286,000 on WML's warehouse line of credit. In 1996, interest expense consisted of $785,000 on the Parent Company's subordinated notes and other debt; $99,000 on the Parent Company's real estate mortgage debt; and $665,000 on a note to a bank repaid in June 1996 in connection with the reorganization of the Company's former life insurance subsidiaries.

                           LIFE INSURANCE OPERATIONS

   The Company's Condensed Consolidated Statements of Operations include the operations of its former life insurance subsidiaries for the first six months of 1996.

   During the first six months of 1996, the operations (other than WML) of the Company's life insurance subsidiaries generated income after taxes of $1,635,000. However, based on an evaluation of the life operations profits and the benefits to the Company of these operations, additional deferred acquisition cost amortization was recorded reducing life insurance income to a net of $961,000.

                                  INCOME TAXES

   The Company does not consolidate with Wickes for income tax filing purposes. Thus, each company will continue to separately determine its income tax liability. The Company's effective tax rate, excluding Wickes', was 0% for the six months ended June 30, 1997 and 1996. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

   Wickes' recorded an income tax benefit of $1.3 million for the first half of 1997 compared with a benefit of $1.5 million in the first half of 1996. An effective federal income tax rate of 39.1% was used to calculate federal income taxes for the first half of 1997, compared with an effective rate of 38.5% for the first half of 1996. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the benefit reported for both years.

                        LIQUIDITY AND CAPITAL RESOURCES

THE PARENT GROUP

   The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead. In addition, dependent upon the completion of the conversion into cash of the Parent Company's shares of Circle common and preferred stock (the "Circle Shares") discussed below and upon the Company's liquidity position from time to time thereafter, the Company may consider implementing a program of selling assets and paying cash dividends to the holders of its common stock from time to time.

   Operations, exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in debt instruments), consist primarily of real estate sales and the operations of WML. The Company has significantly curtailed WML's operations and does not anticipate that WML will be a significant contributor to liquidity in the future. Also, real estate sales proceeds are required to be applied to real estate debt reduction and are not
available to the Parent Company for other purposes   Accordingly, the Parent
Company's principal source of funds is anticipated to be sales of non-real estate assets.

   A significant source of liquidity for the Parent Company is anticipated from the proposed merger of Circle with an unrelated third party (the "Circle Merger") pursuant to which the Circle Shares are to be converted into an aggregate of approximately $5.3 million in cash. Circle has informed the Company that it hopes to complete the Circle Merger before the end of September 1997.

   The Company anticipates that these proceeds of the Circle Merger would be utilized as follows: (i) approximately $1.1 million would be utilized to repay in full the Company's bank line of credit, (ii) approximately $1.0 million would be unpledged and available to the Company for specified purposes including payment of operating expenses and debt service, and (iii) the balance would, until released, remain in pledge to secure the Company's $16.7 million real estate indebtedness to American Founders and certain other obligations of the Company described below.

   The Company believes that the cash proceeds of the Circle Merger anticipated to be available to it described above, together with the anticipated additional merger proceeds that would be released from pledge under the Company's real estate indebtedness as a result of real estate sales contemplated by existing contracts, would be sufficient for general liquidity purposes and debt requirements through the remainder of 1997. In order, however, to support its operations and overhead and to service its indebtedness thereafter, the Parent Company will need to obtain significant additional funds through other asset sales or additional financing. The principal asset that could be sold by the Parent Company would be its shares of Wickes common stock. Furthermore, there can be no assurance that the Circle Merger will be completed, that anticipated releases of any merger proceeds will occur, or that the Company's bank lender will continue funding under the demand line of credit or will not demand repayment of the outstanding borrowings. In any of these events, the Company would need to obtain a significantly greater amount of funds through asset sales or financing.

   Future availability of any cash proceeds of the Circle Shares depends upon their release from pledge. All of the Circle Shares are currently pledged to secure indebtedness of the Company. Circle shares to be converted into $3.2 million in the Circle Merger, together with real estate and one million shares of Wickes common stock, are pledged to secure the Company's $16.7 million of real estate indebtedness. The balance of the Circle Shares, which would be converted into $2.1 million in the Circle Merger, together with 800,000 shares of Wickes common stock are pledged to secure the Company's $1.5 million demand bank line of credit. In addition, all of the collateral for the Company's bank line of credit are pledged on a subordinated basis, together with an additional 400,000 shares of Wickes common stock, on an unsubordinated basis, to secure the Company's $900,000 obligation to another party. The merger proceeds of Circle Shares that are at the time of the Circle Merger pledged to secure the Company's real estate indebtedness would remain pledged and would not be available to the Parent Company until released and until after the $900,000 obligation is repaid (except that the Company will be entitled to utilize the first $2.5 million of merger proceeds to repay the bank line of credit and for other specified purposes as discussed above). The amount of required collateral for real estate indebtedness is adjusted quarterly and Circle Shares or merger proceeds thereof would be released in the event there is any excess collateral at any quarterly valuation date, which would depend upon factors including the market value of Wickes common stock and the timing and amount of real estate sales.

   For a description of a $1.5 million demand bank line of credit obtained on May 1, 1997, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

   For a description of the modification by the Company of an existing obligation to a third party in the approximate amount of $900,000 in June 1997, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein .

   The $10,000,000 principal of the Company's 13% Subordinated Notes is due in September 1999. The Company anticipates that to repay this indebtedness it will need to obtain additional funds through borrowings, issuance of debt or equity securities, asset sales, or funds provided by operations in which the Company may become engaged in the future.

   During the first six months of 1997, stockholders' equity decreased by a net of $4,550,000. This decrease is primarily a result of Wickes' operating losses of $2,195,000 and interest expense at the parent group of $1,820,000. During the first three months of 1997, the Company recorded losses in Wickes of $2,789,000. This loss was offset with earnings during the second three months of 1997 of $594,000. Wickes' results of operations have historically been adversely affected by seasonal weather factors during the first three months of the year.

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

   The first half of the year historically generates negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, Wickes normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales. In the first half of 1997 net cash used in operating activities amounted to $33.2 million.

   Wickes' accounts receivable balance at the end of the second quarter of 1997 increased $8.1 million when compared to the second quarter of 1996, an increase of 9.2%. Approximately $7.4 million of this increase is attributable to increased credit sales during June of 1997, when compared with June of 1996.

   Inventory at the end of the first half of 1997 was $18.9 million, or 17.1% higher than at the end of the first half of 1996. This increase is largely attributable to inflation in lumber products, special buys on commodity building materials to support new programs, and the start-up of five new building centers. Most of the special buys on commodity building materials included extended accounts payable terms and Wickes' has also negotiated extended terms on many of its regular purchases. These efforts are the primary reason for the 27.1% increase in accounts payable.

   For information concerning the sale leaseback of Wickes' 72,000 square foot corporate headquarters in Vernon Hills, Illinois, completed June 30, 1997, see "Note 2. Commitments and Contingencies" of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

   Wickes' capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformation of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems. In the first half of 1997, Wickes' spent $2.7 million on capital expenditures. Wickes expects to spend approximately $6.0 million to $8.0 million for all of 1997. Under Wickes' bank revolving credit agreement, as amended, capital expenditures during 1997 are limited to $6 million plus the proceeds from the sale of certain excess real estate plus the portion of 1996's capital expenditures that were not spent. Wickes expects to fund capital expenditures through borrowings and its internally generated cash flow.

   In January, Wickes began distribution operations in start-up building center facilities in Aurora, Illinois and Colorado Springs, Colorado. In April, Wickes also began building centers operations in Denton, North Carolina and a second facility in Pensacola, Florida. In June, Wickes opened a door and wall panel manufacturing facility in Denver, Colorado. A new building center will be opened in early August, also in Denver, Colorado. The Pensacola facility is located in a previously closed facility which is owned by Wickes. The remaining six facilities are leased. The following table reconciles the number of building centers and component manufacturing facilities operated by Wickes through June 28, 1997:


                                                           Component
                                            Building     Manufacturing
                                            Centers        Facilities
                                            -------        ----------
As of December 28, 1996                        108              12
  Expansion                                      4               1
  Consolidation                                  -              (1)
                                               ---              --
As of June 28, 1997                            112              12

   Wickes maintained excess availability under its revolving line of credit, throughout the first half of 1997. At the end of the first half of 1997, total borrowings under the revolving line of credit were $4.7 million higher than at the end of the first half of 1996. Under the current terms of Wickes' bank revolving credit agreement, Wickes believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At June 28, 1997, $104.0 million was outstanding under Wickes' revolving line of credit, and the unused availability was approximately $25.7 million. Wickes' assessment of its future funds availability constitutes Forward-Looking Information and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations-Provision for Income Taxes".

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

                                    PART II
                               OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  -------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
  -------------------------
Catherine J. Gray
Vice President and Chief Financial Officer


Date:  August 14, 1997