Form 10-Q
period 1997-09-30
RIVERSIDE GROUP INC/FL
filed 1997-11-13
CIK 277356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                               Commission File
For Quarter Ended   September 30, 1997                          Number 0-9209
                  ----------------------                               -------


                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



          Florida                                               59-1144172
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                               Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                        32256
-------------------------------------------                     ----------
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

On November 10, 1997, there were 5,287,123 shares of the Registrant's common stock outstanding.

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
         Item 1. Financial Statements

                           Condensed Consolidated Balance Sheets
                           September 30, 1997 (Unaudited)
                           and December 31, 1996                                                        3

                           Condensed Consolidated Statements of Operations
                           For the three months and nine months ended
                           September 30, 1997 and 1996 (Unaudited)                                      4

                           Condensed Consolidated Statement
                           of Common Stockholders' Equity
                           For the nine months ended
                           September 30, 1997 (Unaudited)                                               5

                           Condensed Consolidated Statements of
                           Cash Flows
                           For the nine months ended
                           September 30, 1997 and 1996 (Unaudited)                                      6

                           Notes to Condensed Consolidated
                           Financial Statements (Unaudited)                                             7

         Item 2. Management's Discussion and Analysis 12 of Financial Condition
                 and Results of Operations                                                             12

PART II.

         Item 5.           Other Information                                                           25

         Item 6.           Exhibits and Reports on Form 8-K                                            25

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands except share data)


                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                  1997                1996
                                                                            --------------       -------------
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                              $          459       $       3,100
     Accounts receivable, less allowance for doubtful
         accounts of $3,358 in 1997 and $4,318 in 1996                             104,360              71,743
     Inventory                                                                     117,970             100,672
     Construction and permanent loans                                               10,872               4,169
     Deferred tax asset                                                             10,910              10,331
     Prepaid expenses                                                                2,269               1,023
                                                                            --------------       -------------
         Total current assets                                                      246,840             191,038

Investment in real estate                                                           14,811              16,854
Investment in Circle Investors, Inc.                                                 5,345               5,345
Property, plant and equipment, net                                                  46,070              50,245
Trademark (net of accumulated amortization of $10,218  in 1997                       6,801               6,948
        and $10,052 in 1996)
Deferred tax asset                                                                  18,831              18,831
Excess of cost over fair value of assets acquired                                   15,972              16,463
Other assets (net of accumulated amortization of
   $8,388 in 1997 and  $6,983  in 1996)                                              6,112               8,106
                                                                            --------------       -------------
         Total assets                                                              360,782       $     313,830
                                                                            ==============       =============

                            LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                   $       13,290       $       4,861
     Accounts payable                                                               51,653              41,318
     Income tax payable                                                                 25                  25
     Accrued liabilities                                                            29,434              28,000
                                                                            --------------       -------------
         Total current liabilities                                                  94,402              74,204

Long-term debt, less current maturities                                            219,890             186,142
Mortgage debt, related party                                                        16,053              17,416
Other long-term liabilities                                                          3,062               2,985
                                                                            --------------       -------------
         Total liabilities                                                         333,407             280,747

Minority interest                                                                   11,567              12,308
Commitments and contigencies (Note 2)

COMMON STOCKHOLDERS' EQUITY :
     Common stock, $.10 par value; 20,000,000 shares authorized;                       529                 530
         5,287,123 issued and outstanding in 1997 and 5,296,123
         issued and outstanding in 1996
     Additional paid in capital                                                     16,711              16,728
     Retained Earnings (Deficit)                                                    (1,432)              3,517
                                                                           ---------------       -------------
     Total common stockholders' equity                                              15,808              20,775

                                                                           ---------------       -------------
     Total liabilities and common stockholders' equity                     $       360,782       $     313,830
                                                                           ===============       =============





          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.

                    RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)



                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 -----------------------------    -----------------------------
                                                                      1997            1996             1997            1996
                                                                 -------------  --------------    -------------   -------------
REVENUES:
     Sales and service revenues                                  $     266,324  $     255,575     $     662,978   $     255,575
     Insurance premiums and annuity considerations                          --             --                --           3,224
     Net investment income (loss)                                          (79)           164              (132)          6,357
     Net realized investment gains                                         126             10               798           1,227
     Other operating income                                              2,383          1,775             5,509           1,971
                                                                 -------------  -------------     -------------   -------------
                                                                       268,754        257,524           669,153         268,354
                                                                 -------------  -------------     -------------   -------------
COSTS AND EXPENSES:
     Cost of sales                                                     206,048        200,118           511,448         200,118
     Provision  for doubtful accounts                                      309            339               892             339
     Depreciation, goodwill and trademark amortization                   1,360          1,642             4,085           1,642
     Income realized on reorganization of
       life insurance subsidiaries                                          --             --                --            (431)
     Selling, general and administrative expenses                       51,386         44,895           137,759          47,247
     Interest expense                                                    6,662          6,256            18,893           7,812
     Policyholder benefits                                                  --             --                --           5,805
     Policy acquisition expenses                                            --             --                --           2,026
                                                                 -------------  -------------     -------------   -------------
                                                                       265,765        253,250           673,077         264,558
                                                                 -------------  -------------     -------------   -------------

EARNINGS (LOSS)BEFORE INCOME TAXES, EQUITY IN RELATED PARTIES,
     AND MINORITY INTEREST                                               2,989          4,274            (3,924)          3,796

     Current income tax expense                                         (1,817)        (2,365)             (531)         (2,365)
     Equity in losses of Wickes Inc.                                        --             --                --          (1,715)
     Equity in losses of related parties                                  (704)          (322)           (1,470)           (322)
     Minority interest                                                    (885)        (1,372)              976          (1,372)
                                                                 -------------  -------------     -------------   -------------
                     NET INCOME (LOSS)                           $        (417) $         215     $      (4,949)  $      (1,978)
                                                                 =============  =============     =============   =============


EARNINGS (LOSS) PER SHARE:
     Income (loss) per common share                              $       (0.08) $        0.03     $       (0.95)  $       (0.37)
                                                                 =============  =============     =============   =============

     Weighted average number of common stock
     used in computing earnings per share                            5,193,833      5,307,373         5,193,972       5,309,864



          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)





                                                                                               TOTAL
                                                                ADDITIONAL                    COMMON
                                                    COMMON       PAID-IN        RETAINED   STOCKHOLDERS'
                                                    STOCK        CAPITAL        EARNINGS      EQUITY
                                                    ------      ----------      --------   -------------
Balance, December 31, 1996                          $   530      $ 16,728      $ 3,517        $20,775

Net loss, nine months ended September 30, 1997                                  (4,949)        (4,949)

Purchase and retirement of 9,000 shares of               (1)          (17)                        (18)
   common stock, at cost

                                                    -------      --------      -------        -------
Balance, September 30, 1997                         $   529      $ 16,711      $(1,432)       $15,808
                                                    =======      ========      =======        =======





          The accompanying notes are an integral part of the Condensed
                       Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                   NINE MONTHS ENDED
                                                                               ----------------------
                                                                               SEPT 30,      SEPT 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                             1997          1996
                                                                               --------      --------
     Net loss                                                                  $ (4,949)     $ (1,978)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Gain on Life Insurance Reorganization                                       --          (431)
         Depreciation expense                                                     3,214         1,263
         Amortization expense                                                     1,898           882
         Net change in deferred acquisition costs                                    --            49
         Provision for doubtful accounts                                            891         3,533
         Gain on sale of fixed assets                                            (1,379)         (183)
         Net realized investment gains                                             (798)       (1,227)
         Provision for deferred income taxes                                       (579)           --
         Equity in  losses of unconsolidated subsidiaries                         1,470         1,715
         Minority interest                                                         (976)        1,372
         Interest on policyholder's funds                                            --         3,469
         Change in other assets and liabilities:
            Increase in accounts receivable                                     (33,463)       (7,770)
            (Increase)/decrease  in  inventory                                  (17,298)        2,197
            (Increase) /decrease in other assets                                 (1,954)          214
            Accrued investment income                                                --           197
            Premiums receivable and unearned premiums                                --            80
            Increase  in accounts payable and accrued liabilities                11,147         4,121
            Reserve for unpaid claims, policy benefits and
              recoverable on paid losses from reinsurers and others                  --          (504)
            Net liabilities of  other liabilities and current income taxes           (3)          910
                                                                               --------      --------
         NET CASH PROVIDED (USED IN) OPERATING ACTIVITIES                       (42,779)        7,909

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of investments:
         Property, plant and equipment                                           (4,980)         (600)
         Fixed maturities available for sale                                         --       (36,867)
         Equity securities                                                           --        (8,602)
         Investment real estate                                                    (493)         (139)
         Mortgage, construction and policy loans                                (23,780)      (10,756)
         Securities of Wickes Inc.                                                   --       (10,000)
         Net Assets of Life Insurance Reorganization                                 --       (28,202)
     Sale, maturity, and principal reductions of investments:                        --
         Property, plant and equipment                                            7,946           935
         Fixed maturities available for sale                                         --        41,675
         Equity securities                                                           --         8,643
         Investment real estate                                                   3,351           604
         Mortgage, construction and policy loans                                 17,216         2,294
         Life Insurance Reorganization proceeds                                      --        35,000
                                                                               --------      --------
         NET CASH USED IN INVESTING ACTIVITIES                                     (740)       (6,015)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net borrowings(repayment)  under revolving line of credit               33,974        (9,972)
         Repayment of debt                                                      (13,041)      (20,726)
         Increase in borrowings                                                  19,756        18,767
         Purchase and retirement of treasury shares                                 (18)          (46)
         Net proceeds from sale of Wickes Inc.                                      160            --
         Net proceeds from issuance of common stock                                  47            --
         Deposits of policyholders' funds                                            --           192
         Withdrawal of policyholders' funds                                          --        (8,665)
                                                                               --------      --------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     40,878       (20,450)

            NET DECREASE IN CASH AND EQUIVALENTS                                 (2,641)      (18,556)
            Cash and equivalents at beginning of period                           3,100        23,682
                                                                               --------      --------
            Cash and equivalents at end of period                              $    459      $  5,126
                                                                               ========      ========

         Cash paid during the period for interest was $13,814,000 and $4,387,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash paid during the period for income taxes was $832,000 and $0 for the nine months ended September 30, 1997 and 1996, respectively.



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

         The condensed consolidated balance sheets as of September 30, 1997, the condensed consolidated statements of operations for the nine months ended September 30, 1997 and 1996, the condensed consolidated statement of common stockholders' equity for the nine months ended September 30, 1997 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented have been made. The results of operations for the nine months period ended September 30, 1997 are not necessarily indicative, if annualized, of those to be expected for the full year.

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

         Earnings Per Share

         Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (5,193,972 shares in 1997 and 5,309,864 shares in 1996). The Company purchased and retired 9,000 shares of its common stock during the first nine months of 1997.

         Reclassifications

         Reclassifications have been made to the third quarter condensed consolidated balance sheet and condensed consolidated statement of cash flows to more appropriately reflect purchase rebates in accounts payable rather than as accounts receivable. No reclassification was made to periods prior to the first quarter of 1997 as the amounts are immaterial.

2.       COMMITMENTS AND CONTINGENCIES

         On June 30, 1997, Wickes Inc. ("Wickes") completed the sale leaseback of its 72,000 square foot corporate headquarters in Vernon Hills, Illinois. The sale price was approximately $7.3 million (which was utilized to reduce debt), and a gain of approximately $600,000 will be amortized over the life of the lease. Wickes will be master leasing the entire building for a 15- year term (with options to extend), at market rates and has subleased over 20,000 square feet. Based on Wickes' current borrowings rates, this transaction is expected to have a favorable impact on Wickes' future net earnings with the increase in rent expense (selling, general and administrative expenses) more than offset by reduced interest expense.

         At September 27, 1997, Wickes had accrued approximately $1.0 million for remediation of certain environmental and product liability matters, principally underground storage tank removal.

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

      Wickes is one of many defendants in approximately 114 actions, each of which seeks unspecified damages, brought in 1993, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

      On November 3, 1995, a complaint was filed against Wickes, its directors and the Company seeking to enjoin or to obtain damages with respect to Wickes' agreement to issue two million newly-issued shares of common stock to the Parent Company for $10 million in June 1996.

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

3.    LONG TERM AND MORTGAGE DEBT

      Consolidated long-term and mortgage debt is comprised of the following at September 30, 1997 (in thousands):

THE PARENT GROUP
     LONG-TERM DEBT
     Subordinated Notes                                                     $  9,579
     Warehouse line of credit for construction and permanent loans            10,838
     Other                                                                     2,395
     Less: current maturities                                                (13,233)
                                                                            --------
     Total Company long-term debt less current maturities                   $  9,579
                                                                            --------

     MORTGAGE DEBT
     Mortgage debt, non-recourse, related party                             $ 16,053
     Less: current maturities                                                      -
                                                                            --------
     The Company long term mortgage debt,
       less current maturities                                              $ 16,053
                                                                            --------
     WICKES
     Revolving line of credit                                               $110,287
     Senior subordinated notes                                               100,000
     Other                                                                        81
     Less: current maturities                                                    (57)
                                                                            --------
     Total Wickes' long-term debt less current maturities                   $210,311
                                                                            --------
              Total long-term and mortgage debt
              less current maturities                                       $235,943
                                                                            ========

     THE PARENT GROUP

     On May 1, 1997, the Company obtained a $1.5 million demand bank line of credit secured by 800,000 shares of Wickes common stock and 2,330 shares of preferred stock of Circle Investors, Inc. ("Circle"). Borrowings under this line of credit bear interest payable monthly at two percent above the lender's standard rate, and principal is payable upon demand and is designed to be paid with the cash proceeds of the pledged Circle shares in a pending transaction. Monthly principal payments of $125,000 per month are required beginning November 1, 1997 if the principal has not otherwise been demanded or paid. The demand bank line of credit contains certain affirmative and negative covenants, including among others, prohibitions on mergers and the like, on the incurrence of indebtedness to parties other than the lender, on loans to related parties, on the payment of dividends, on the issuance of stock, on the disposition of assets (other than real estate assets, the Circle shares and the shares of pledged Wickes common stock), on the acquisition of assets or the making of capital expenditures, and on the increase in compensation of the Company's chief executive officer above the 1996 level. The demand bank line of credit also requires the Company to pledge additional shares of Wickes common stock if the value of the shares of Wickes common stock held as collateral falls below $4 million.

     On June 24, 1997, the Company modified its existing obligation to a third party in the approximate amount of $900,000. As modified, the terms of this obligation call for monthly principal payments of $101,150 commencing October 1, 1997 with the balance due July 15, 1998, with earlier payments required from proceeds of the Circle merger in excess of $2.5 million released from pledge under the Company's real estate indebtedness. On November 7, 1997, the Company executed a reinstatement agreement following the Company's default under the obligation. The terms of the reinstatement provide for, among other things, deferral of the scheduled payments for October and November 1997 and a waiver of the default. The Company has made the October payment and the November payment is due on November 30, 1997. The Company is currently in compliance under the reinstatement agreement.

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

     Under the revolving line of credit, Wickes may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing, at September 30, 1997, was $19.4 million.

     On June 16, 1997, Wickes entered into an interest rate swap agreement which effectively fixed the interest rate at 8.11% (subject to reduction in certain circumstances), for three years, on $40 million of Wickes' borrowings under its floating rate revolving line of credit. This interest rate swap is operative while the 30 day LIBOR borrowing rate remains below 6.7%. At November 3, 1997, the 30 day LIBOR borrowing rate was 5.65%.

4.   INCOME TAXES

     The percentage ownership of Wickes by the Company does not allow consolidation for federal income tax filing purposes. Thus, each company will continue to separately determine its income tax liabilities. The Company's effective tax rate, excluding Wickes', was 0% for the nine months ended September 30, 1997 and 1996.

     Wickes' provision for income taxes for the nine month period ended September 27, 1997 was $.5 million, compared to $.9 million for the nine month period ended September 27, 1996. An effective tax rate of 39.1% was used to calculate federal income taxes for the nine months of 1997, compared with an effective rate of 38.5% for the nine month period of 1996. In addition to the effective rate used, state income and franchise taxes were calculated separately and are included in the provision reported.

5.   SUBSEQUENT EVENTS

     On November 4, 1997, the Company entered into a agreement with Wickes to acquire on or before December 31, 1997, certain operations of Wickes that Wickes has decided to discontinue from Wickes as a result of Wickes' plan to streamline its operations and focus primarily on its core professional builder business. These operations include internet, among other things, and utilities marketing services. This agreement is subject to the Company's ability to obtain adequate financing.

     In November 1997, the Company entered into a letter of intent to sell Wickes Mortgage Lending, Inc. ("WML") to an unrelated party. This transaction would allow Wickes to continue to make available construction loans to its builder customers, with no additional costs to Wickes or to the Company.

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

                              RESULTS OF OPERATIONS
                                     GENERAL

     The Company reported results of operations for the three months and nine months ended September 30, 1997 and 1996, as follows (in thousands):

                                        Three Months Ended        Nine Months Ended
                                            (unaudited)               (unaudited)
                                        ---------------------   ---------------------
                                        Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                          1997        1996        1997        1996
                                          ----        ----        ----        ----
Equity in earnings(losses)
  of Wickes (1)                         $    --      $          $    --     $ (1,715)
Earnings(losses) before
  income taxes, equity
  in related parties,
  and minority interest (2)               2,989        4,274     (3,924)       3,796
Net earnings(loss)                      $  (417)     $   215    $(4,949)    $ (1,978)

(1) The Company accounted for its investment in Wickes on the equity method through June 30, 1996.
(2) Includes realized investment gains of $126,000 and $10,000 for the three months ended September 30, 1997 and 1996, respectively, and $798,000 and $1,227,000 for the nine months ended September 30, 1997 and 1996, respectively.

                                     WICKES

     The Company estimates that the Company's results of operations include profits attributable to Wickes of $848,000 and $1,420,000 for the third quarter of 1997 and 1996, respectively. The Company estimates that its results of operations include losses of $1,347,000 and $294,000 attributable to Wickes, for the first nine months ended September 30, 1997 and 1996, respectively.

     The following discussion was obtained from Wickes' third quarter 1997 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.


     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all building centers and component manufacturing facilities operated by Wickes, including those subsequently closed or sold.

                                          Three Months Ended              Nine Months Ended
                                        ----------------------        -------------------------
                                             (unaudited)                     (unaudited)
                                        Sept. 27,    Sept. 28,        Sept. 27,       Sept. 28,
                                          1997         1996             1997            1996
                                          ----          ----            ----            ----
  Net sales                              100.0%        100.0%          100.0%          100.0%
  Gross profit                            22.6%         21.7%           22.8%           22.2%
Selling, general and
  administrative expense                  19.2%         17.3%           20.5%           19.1%
Depreciation, goodwill and
  trademark amortization                   0.4%          0.5%            0.5%            0.6%
Provision for doubtful accounts            0.1%          0.1%            0.1%            0.2%
Other operating income                    (0.8)%        (0.5)%          (0.7)%          (0.6)%
Income from operations                     3.7%          4.3%            2.4%            2.9%

Net Earnings

     Net income for the three months ended September 27, 1997 was $1,833,000 compared with $2,843,000 for the three months ended September 28, 1996. The net loss for the nine months ended September 27, 1997 was $2,015,000 compared with a loss of $1,450,000 for the nine months ended September 28, 1996. The decrease in net income for the three-month period primarily results from increases in selling, general and administrative expenses ("SG&A") and equity in loss of affiliated company partially offset by increased sales and gross profit, increased other operating income, and decreases in depreciation, goodwill and trademark amortization, and provision for income taxes. The decrease in net income for the nine-month period primarily results from an increase in SG&A partially offset by increased sales and gross profit, increased other operating income, and decreases in provision for doubtful accounts, interest expense, equity in loss of affiliated company, depreciation, goodwill and trademark amortization, and provision for income taxes.

Operational Restructuring

     For information concerning an operational restructuring announced by Wickes on October 17, 1997, that involves segmentation of Wickes' core business, the closing of several building material centers, the sale of several non-core programs and the reduction of headquarters staffing levels, see "Item
5. Other Events" and Wickes' press release included herein as Exhibit 99.1 and incorporated herein by this reference.

                 THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED
                 WITH THE THREE MONTHS ENDED SEPTEMBER 28, 1996

Net Sales

     Net sales for the third quarter of 1997 increased 4.2% to $266.3 million from $255.6 million for the third quarter of 1996. Same store sales increased 4.9% compared with the same period last year. Same store sales to Wickes' primary customers, building professionals, increased 5.9% when compared with the third quarter of 1996. Consumer same store sales were down 5.9% for the quarter. As of September 27, 1997, Wickes operated 111 building centers, one more than it operated at the end of the third quarter of 1996. Wickes estimates that deflation in lumber prices reduced total sales for the quarter by approximately $1.9 million, compared with the 1996 comparable period.

Gross Profit

     1997 third quarter gross profit increased to $60.3 million from $55.5 million for the third quarter of 1996, a 8.6% increase. Gross profit as a percent of sales increased to 22.6% for the third quarter of 1997 from 21.7% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs. Sales to building professionals, as a percent of total sales, increased to 84.7% for the third quarter of 1997 from 83.1% for the same period in 1996. Lumber and building materials accounted for 89.0% of the materials sold in the third quarter of 1997, compared with 89.6% of the materials sold in the third quarter of 1996.

Selling, General and Administrative Expense

     SG&A expense increased to 19.2% of net sales in the third quarter of 1997 compared with 17.3% of net sales in the third quarter of 1996. Much of the increase is attributable to market expansion programs and Wickes' decision to remerchandise certain facilities and invest in programs to support sales improvement. Costs associated with pre-opening expenses for new facilities and remerchandising of existing showrooms amounted to $500,000 for the quarter. The showrooms in four facilities were remerchandised and Wickes opened two new building centers and one component manufacturing facility during the third quarter. Another four building centers and one component facility were also opened during the first half of the year. Total SG&A expense attributable to these new start-up operations amounted to $3.0 million during the third quarter of 1997.

     The discontinued programs and staffing reductions discussed in the operation restructuring, announced by Wickes on October 17, 1997, account for approximately $2.1 million in third quarter SG&A expense. See Item 5. "Other Information" for a more detailed description of this plan.

     Increases as a percent of sales in salaries and wages, maintenance, travel, professional fees, supplies, employee relocation, casualty insurance, rental expense and marketing were partially offset by reductions in health insurance costs. Salaries, wages and employee benefits increased, as a percent of sales, by 0.9%. As of September 27, 1997, Wickes had 4,168 full time and part time employees, up 292 from September 28, 1996.

Depreciation, Goodwill and Trademark Amortization

     Depreciation, goodwill and trademark amortization decreased to $1.1 million for the third quarter of 1997 compared with $1.3 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities, vehicles and equipment during 1996 and the first half of 1997, and the replacement of owned delivery vehicles with new, leased equipment.

Provision for Doubtful Accounts

     The provision for doubtful accounts remained relatively the same for the third quarters of 1997 and 1996, an expense of $0.3 million.

Other Operating Income

     Other operating income for the third quarter of 1997 was $2.1 million, or 0.8% of sales. During the third quarter of 1996, other operating income was $1.4 million or 0.5% of sales. Wickes recorded a gain of approximately $700,000 on the sale of previously closed building centers during the third quarter of 1997. There were no significant gains on the sale of excess real estate recorded in the third quarter of 1996.

Interest Expense

     In the third quarter of 1997 interest expense was relatively unchanged when compared with the third quarter of 1996 at approximately $5.5 million. Wickes did experience an increase in average total long term debt of approximately $17.9 million which was offset by a decrease in the effective borrowing rate on total long term debt for the third quarter of 57 basis points, when compared with the third quarter of 1996. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on Wickes' revolving line of credit, effective April 11, 1997, see "Note 3, Long-Term Debt" of Notes to Condensed Consolidated Financial Statements included elsewhere herein. Approximately 94% of Wickes' third quarter average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company

     In the third quarter of 1997, Wickes recorded a loss of $0.7 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the third quarter of 1996, Wickes recorded a loss of $0.3 million.



                  NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED
                  WITH THE NINE MONTHS ENDED SEPTEMBER 28, 1996

Net Sales

     Net sales for the first nine months of 1997 increased 4.1% to $663.0 million from $636.9 million for the first nine months of 1996. Same store sales increased 4.6% compared with the same period last year. Same store sales to Wickes' primary customers, building professionals, increased 5.8% when compared with the first nine months of 1996. Consumer same store sales were down 6.4% for the first nine months. As of September 27, 1997, Wickes' operated 111 building centers, one more than it operated at the end of the first nine months of 1996. Wickes estimates that inflation in lumber prices accounted for approximately $8.5 million of the sales increase for the first nine months of 1997, compared with the 1996 comparable period. Also, weather conditions in the Northeast during the first quarter of 1997 were more favorable compared with the record snowfalls recorded in the first quarter of 1996.

Gross Profit

     Gross profit for the first nine months of 1997 increased to $151.5 million from $141.6 million for the first nine months of 1996, a 7.0% increase. Gross profit as a percent of sales increased to 22.8% for the first nine months of 1997 from 22.2% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs and increased lumber prices. Sales to the building professionals, as a percent of total sales, increased to 86.2% for the first nine months of 1997 from 84.4% for the same period in 1996. Lumber and building materials accounted for 88.8% of the materials sold in the first nine months of 1997, compared with 88.1% of the materials sold in the first nine months of 1996.

Selling, General and Administrative Expense

     SG&A expense increased to 20.5% of net sales in the first nine months of 1997 compared with 19.1% of net sales in the first nine months of 1996. Much of the increase is attributable to market expansion programs and

Wickes' decision to remerchandise certain facilities and invest in programs to support sales improvement. The showrooms in four facilities were remerchandised and Wickes opened six new building centers and two component manufacturing facilities in the first nine months of 1997. Costs associated with pre-opening expenses for new facilities and remerchandising of existing showrooms amounted to $1.1 million during the first nine months of 1997. Total SG&A expense attributable to these new start-up operations amounted to approximately $4.7 million during the first nine months of 1997. Wickes has also expended $500,000 on new sales training programs through the first nine months of 1997.

     The discontinued programs and staffing reductions discussed in the Core Business Plan account approximately $6.4 million of SG&A expense through the first nine months of 1997. See Item 5. "Other Information" for a more detailed description of this plan.

     Increases, as a percent of sales, in salaries and wages, maintenance, travel, professional fees, training costs, office supplies and marketing were partially offset by reductions in health an casualty insurance costs, utilities and delivery expense. Total salaries and wages increased, as a percent of sales, by 0.7%. As of September 27, 1997, Wickes had 4,168 full time and part time employees, up 292 from September 28, 1996.

Depreciation, Goodwill and Trademark Amortization

     Depreciation, goodwill and trademark amortization decreased to $3.5 million for the first nine months of 1997 compared with $4.1 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities, vehicles and equipment during 1996 and the first half of 1997, and the replacement of owned delivery vehicles with new, leased equipment.

Provision for Doubtful Accounts

     Provision for doubtful accounts decreased to $0.9 million or 0.1% of sales for the first nine months of 1997 compared with $1.1 million or 0.2 % of sales for the same period in 1996. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994, and increased efforts in collecting previously reserved accounts receivable.

Other Operating Income

     Other operating income for the first nine months of 1997 was $4.5 million, or 0.7% of sales. Other operating income for the first nine months of 1996 was $3.9 million or 0.6% of sales. During 1997, Wickes recorded gains of approximately $1.3 million on the sale of previously closed building centers. In the first nine months of 1996, Wickes did not experience any significant gains on the sale of excess real estate but did record a gain of approximately $500,000 on the difference between insured replacement cost and book value, as a result of a fire at one of its building centers.

Interest Expense

     In the first nine months of 1997, interest expense decreased 4.5% to $15.9 million compared with $16.6 million in the first nine months of 1996. This reduction reflects a decrease in Wickes' effective borrowing rate on total long-term debt of 23 basis points. Average borrowings on Wickes' revolving credit facility were relatively unchanged for the first nine months of 1997 from the first nine months of 1996. Approximately 90% of Wickes' first nine months average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company

     In the first nine months of 1997, Wickes recorded a loss of $1.5 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the first nine months of 1996, Wickes recorded a loss of $2.3 million. In May of 1997, additional third party equity was invested and Wickes' ownership decreased from 46% to 38%.


                      PARENT COMPANY AND OTHER SUBSIDIARIES

     The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Wickes and the Parent Company's former life insurance subsidiaries (the "Parent Group").

     In April 1997, the Company determined that Wickes Mortgage Lending, Inc. ("WML") would not be able to attain sufficient profitability in the near term if it continued to emphasize origination of permanent loans through loan representatives located in branch offices. Accordingly, WML terminated the employment of all of its permanent loan representatives in the field and focused primarily on construction loans under its marketing agreement with Wickes. In October 1997, the Company determined that due to the high cost of funds, the Parent Company should cease construction loan operations. The Company has entered a letter of intent to sell WML to an unrelated third party. (See Note 5. Subsequent Events of Notes to Condensed Consolidated Financial Statements included elsewhere herein).

     The Parent Group's non-interest operating expenses for the three months ended September 30, 1997, decreased to $451,000 from $1,012,000 for the same period in 1996. The primary reason for the reduction in expenses is due to the termination of WML's branch offices and the restructuring of the Wickes Financial Service Center, Inc. Program.

     The Parent Group's non-interest operating expenses for the first nine months of 1997 and 1996 were $2,883,000 and $2,235,000, respectively. Savings of approximately $389,000 from the restructuring of the Wickes Financial Services Center, Inc. Program were offset by certain expenses no longer being allocable to the former insurance subsidiaries.

     Gains on sales of investment real estate for the three months ended September 30, 1997, were $143,000 compared to $164,000 for the three months ended September 30, 1996. Gains on sales of investment real estate for the first nine months of 1997 and 1996 were $829,000 and $362,000, respectively.

     In the third quarter of 1997, interest expense increased 30.9% to $1,008,000 from $771,000 in the third quarter of 1996. This change is primarily due to the Parent Company's real estate mortgage and the borrowings on WML's warehouse line of credit. In the third quarter of 1997, interest expense consisted of $419,000 on the Parent Company's subordinated notes and other debt; $366,000 on the Parent Company's real estate mortgage debt; and $223,000 on WML's warehouse line of credit. In 1996, interest expense consisted of $389,000 on the Parent Company's subordinated notes and other debt and $381,000 on the Parent Company's real estate mortgage debt.

     The Parent Group's interest expense for the first nine months were $2,829,000 and $2,331,000 for 1997 and 1996, respectively. This change is primarily due to the Parent Company's real estate mortgage and the borrowings on WML's warehouse line of credit. In the first nine months of 1997, interest expense consisted of $1,200,000 on the Parent Company's subordinated notes and other debt; $1,110,000 on the Parent Company's real estate mortgage debt; and $509,000 on WML's warehouse line of credit. In 1996, interest expense consisted of $1,175,000 on the Parent Company's subordinated notes and other debt; $481,000 on the Parent Company's real estate mortgage debt; $10,000 on WML's warehouse line of credit; and $665,000 on a note to a bank repaid in June 1996 in connection with the reorganization of the Company's former life insurance subsidiaries.

                            LIFE INSURANCE OPERATIONS

     The Company's Condensed Consolidated Statements of Operations include the operations of its former life insurance subsidiaries through June 6, 1996, the date of the Life Insurance Reorganization.

     During the first six months of 1996, the operations (other than WML) of the Company's life insurance subsidiaries generated income after taxes of $1,635,000. However, based on an evaluation of the life operations profits and the benefits to the Company of these operations, additional deferred acquisition cost amortization was recorded reducing life insurance income to a net of $961,000.

                                  INCOME TAXES

     The Company does not consolidate with Wickes for income tax filing purposes. Thus, each company will continue to separately determine its income tax liability. The Company's effective tax rate, excluding Wickes', was 0% for the nine months ended September 30, 1997 and 1996. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

     Wickes recorded an income tax expense of $.5 million for the third quarter of 1997 compared with expense of $.9 million in the third quarter of 1996. An effective federal income tax rate 39.1% was used to calculate federal income taxes for the third quarter of 1997, compared with an effective rate of 38.5% for the third quarter of 1996. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the benefit reported for both years.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to the uncertainties discussed under the heading "Income Taxes" in the comparative discussion of third quarter operations.

                         LIQUIDITY AND CAPITAL RESOURCES

THE PARENT GROUP

     The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead.

     Operations, exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in debt instruments), currently consist primarily of real estate sales. During the third quarter of 1997, the Company discontinued the mortgage origination activities of WML. The Company has entered into an agreement with Wickes, subject to the obtaining by the Company of adequate financing, to acquire on or before December 31, 1997, certain operations of Wickes that Wickes has determined to discontinue. Although the Company anticipates that these operations would contribute positive earnings and cash flow in the future, these operations currently do not generate positive cash flow and the Company does not anticipate that these operations will be a significant contributor to liquidity in the near future. Real estate sales proceeds are required to be applied to real estate debt reduction and are not available to the Parent Company for other purposes. Accordingly, the Parent Company's principal source of funds for the foreseeable future is anticipated to be sales of non-real estate assets and additional borrowings.

     A significant source of liquidity for the Parent Company is anticipated from the proposed merger of Circle Investors, Inc. ("Circle") with an unrelated third party (the "Circle Merger") pursuant to which the Company's interest in Circle is to be converted into an aggregate of approximately $5.3 million in cash. Although Circle previously anticipated that the Circle Merger would be completed by September 30, 1997, Circle has informed the Company that it now hopes to complete the Circle Merger before the end of 1997. There can be, however, no assurance when or whether the Circle Merger will occur. The Company anticipates that the proceeds of the Circle Merger would be utilized as follows:
(i) approximately $1.4 million would be utilized to repay in full the Company's demand bank line of credit, (ii) approximately $700,000 would become unpledged and available to the Company for specified purposes including payment of operating expenses and debt service, and (iii) the $3.2 million balance would, until released, remain in pledge to secure the Company's $16 million real estate indebtedness to American Founders Life Insurance Company. The amount of required collateral for this real estate indebtedness is adjusted quarterly and Circle Merger proceeds would be released in the event there is any excess collateral at any quarterly valuation date, which would depend upon factors including the market value of Wickes common stock and the timing and amount of real estate sales.

     The Company believes that the cash proceeds of the Circle Merger anticipated to be available to it described above, together with certain anticipated recoveries related to the Company's discontinued insurance operations and other funds available to the Company, would be sufficient for general liquidity purposes and debt requirements through the remainder of 1997. Until completion of the Circle Merger, the Parent Company may need, and to service its indebtedness thereafter, the Parent Company will need, to obtain additional funds through other non-real estate asset sales or additional financing. The principal non-real estate asset that could be sold by the Parent Company would be its shares of Wickes common stock.

     On May 1, 1997, the Company obtained from a bank, a $1.5 million demand line of credit. For further information, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

     On June 24, 1997, the Company modified and collateralized its existing obligation to a third party in the approximate amount of $900,000. For further information, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

     In late September and early October 1997, the Company sold an aggregate of 64,875 shares of Wickes common stock to Kenneth M. Kirschner, Vice Chairman and a director of the Company, Frederick H. Schultz, a director of the Company, and an executive officer of Wickes. The aggregate purchase price was $290,000, or $4.47 per share, which equaled the 30-day average closing bid price for Wickes common stock on the NASDAQ National Stock Market prior to the sales.

     The $10,000,000 principal of the Company's 13% Subordinated Notes is due in September 1999. The Company anticipates that to repay this indebtedness, it will need to obtain additional funds through borrowings, issuance of debt or equity securities, asset sales, or funds provided by operations in which the Company may become engaged in the future.

     During the first nine months of 1997, stockholders' equity decreased by a net of $4,940,000. This decrease is primarily a result of Wickes' operating losses of $1,347,000 and interest expense at the parent group of $3,000,000. During the first three months of 1997, the Company recorded losses in Wickes of $2,789,000. This loss was offset with earnings during the second and third quarters of 1997 of $594,000 and $848,000, respectively. Wickes' results of operations have historically been adversely affected by seasonal weather factors during the first three months of the year.

FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The discussion above of the Company's future liquidity needs and sufficiency constitutes Forward-Looking Information within the meaning of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the absence of a repayment demand, under the Company's demand bank line of credit,
(ii) the Company's ability to complete real estate sales sufficient to meet scheduled real estate debt payments, and (iii) the ability of the Company to raise funds through sales of Shares of Circle Stock or Wickes common stock. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia, and Jacksonville, Florida. As discussed above, although the Circle merger would convert the Company's interest in Circle into approximately $5.3 million in cash, there is no assurance that this transaction will be completed or how much of the merger proceeds will be available to the Company over what time period. The Company's ability to sell Wickes common stock will depend upon, among other things, the public trading price of Wickes common stock and in light of the relatively low public trading volume for Wickes common stock, possibly the Company's ability to find a buyer or buyers for Wickes Common Stock in a private transaction or otherwise.

WICKES

     Wickes' principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. Wickes' primary need for capital resources is to finance inventory and accounts receivable.

     During the first nine months of 1997, Wickes had generated negative cash flows from operating activities of $38.7 million. With the peak building season historically occurring in the second and third quarters, Wickes normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales and in the second quarter as a result of increased sales activity. The third quarter traditionally provides cash through operating income and reductions in inventory as Wickes begins its seasonal adjustments. Wickes did experience positive cash flow from both activities during the third quarter of 1997, but an increase in accounts receivable and reductions in accounts payable resulted in negative cash flow of $5.5 million for the quarter.

     Wickes' accounts receivable balance at the end of the third quarter of 1997 increased $12.6 million when compared to the end of the third quarter of 1996, an increase of 13.9%. Approximately $8.2 million of this increase is attributable to increased credit sales during September of 1997, when compared with September of 1996.

     Inventory at the end of the third quarter of 1997 was $9.5 million, or 8.8% higher than at the end of the third quarter of 1996. This increase is largely attributable to special buys on commodity building materials to support new programs and remerchandised showrooms, as well as the start-up of six new building centers and two component manufacturing facilities. Roofing, drywall, insulation and vinyl siding account for $9.3 million of the inventory increase. Accounts payable at the end of the third quarter of 1997 were down approximately $3.1 million from the third quarter of 1996, primarily from an increase in accrued purchase rebates from inventory suppliers of approximately $3.3 million.

     For information concerning the sale leaseback of Wickes' 72,000 square foot corporate headquarters in Vernon Hills, Illinois, completed June 30, 1997, see "Note 2. Commitments and Contingencies" of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

     Wickes' capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformation of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. In the first nine months of 1997, Wickes' spent $5.0 million on capital expenditures as compared to $2.6 million for the same period in 1996. Wickes expects to spend approximately $8.0 million for all of 1997. Under Wickes' bank revolving credit agreement, as amended, capital expenditures during 1997 are limited to $6.0 million plus the proceeds from the sale of certain excess real estate plus the portion of 1996's capital expenditures that were not spent. Wickes expects to fund capital expenditures through borrowings and its internally generated cash flow.

     Through the first nine months of 1997, Wickes has begun operations in six start-up building center facilities located in Aurora, Illinois; Colorado Spring, Colorado; Denton, North Carolina; Denver, Colorado; Niles, Michigan, and a second facility in Pensacola, Florida. Wickes has also opened a new door and wall panel manufacturing facility in Denver, Colorado, and a wall panel manufacturing facility in Denton, North Carolina. The Pensacola and Niles facilities are located in previously closed facilities owned by Wickes. The remaining facilities are leased. Since the beginning of the year, Wickes has also closed or consolidated three building centers and two component manufacturing facilities. The following table reconciles the number of building centers and component manufacturing facilities operated by Wickes through October 30, 1997:



                                                Component
                                                Building
                                                Centers           Facilities
                                                --------          ----------
As of December 28, 1996                           108                 12
  Expansion                                         4                  1
  Consolidation                                     -                 (1)
As of June 28, 1997                               112                 12

     Expansion                                      2                  1
     Consolidation                                 (1)                (1)
     Closing                                       (2)                 -
                                                  ---                ---
As of September 27, 1997                          111                 12

     Wickes maintained excess availability under its revolving line of credit, throughout the first nine months of 1997. At the end of the first nine months of 1997, total borrowings under the revolving line of credit were $20.9 million higher than at the end of the first nine months of 1996. Under the current terms of Wickes' bank revolving credit agreement, Wickes believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At September 27, 1997, $110.3 million was outstanding under Wickes' revolving line of credit, and the unused availability was approximately $19.4 million. Wickes' assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1996, and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes".

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

                                     PART II
                                OTHER INFORMATION



ITEM 5.       OTHER INFORMATION

              On October 17, 1997, Wickes announced a plan to streamline operations, reduce SG&A expense, and focus on its core professional builder business. In addition to the closing of several building material centers, Wickes expects to sell or close several non-core programs, such as its mortgage lending program and its internet and utilities marketing operations, and to write-off its remaining investment in its Russian affiliate by the end of 1997 The Company has entered into an agreement with Wickes, pursuant to which the Company proposes, subject to obtaining adequate financing, to acquire certain of these non-core operations from Wickes. This agreement was approved by a committee comprised of the independent members of Wickes' Board of Directors. Wickes also announced it was reducing its headquarters staffing by approximately 15%. These programs and eliminated positions accounted for approximately $8.5 million in SG&A expense and net losses of approximately $4.4 million, over the most recent 12 month period. It is expected that most of these reductions will be completed by the end of 1997.

     For further information, see the press release issued by Wickes on October 17, 1997, included herein as Exhibit 99.1 and incorporated herein by this reference.

     For information concerning the proposed sale of WML to an unrelated party, see Note 5. Subsequent Event" of Notes to Condensed Consolidated Financial Statements included.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      27.1      Financial Data Schedule (SEC Use Only)

                      99.1 Press Release Issued by Wickes Inc. On October 17, 1997.

             (b)      Reports on Form 8-K

                      None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson                  Date:   November 14, 1997
-----------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray                 Date:   November 14, 1997
-----------------------------
Catherine J. Gray
Vice President and Chief Financial Officer