Form 10-K
period 1997-12-31
RIVERSIDE GROUP INC/FL
filed 1998-03-31
CIK 277356

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                          For the Fiscal Year Ended
                              December 31, 1997

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-9209
                              December 31, 1997

                            RIVERSIDE GROUP, INC.
            (Exact Name of Registrant as Specified in its Charter)

             Florida                          59-1144172
             -------                          ----------
       (State of Incorporation)       (IRS Employer Identification No.)

              7800 Belfort Parkway, Jacksonville, Florida 32256
                   (Address of Principal Executive Offices)

                                (904) 281-2200
                                --------------
                       (Registrant's Telephone Number)

         Securities Registered Pursuant to Section 12(g) of the Act:

                  Common Stock, par value of $.10 per share
                  -----------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
                                                      ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 23, 1998, the Registrant had 5,287,123 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the NASDAQ SmallCap Stock Market) held by nonaffiliates was approximately $3.7 million (includes the market value of all such stock other than shares beneficially owned by officers and directors and the Registrant's Employee Stock Ownership Plan and Trust).

                     DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders scheduled May 18, 1998 are incorporated by reference into Part III hereof, as more specifically described herein.

                              TABLE OF CONTENTS

                                                                                                 Page No.
                                    PART I
Item 1.         Business . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.         Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
Item 3.         Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Item 4.         Submission of Matters To a Vote of Security-Holders. . . . . . . . . . . . . . . . . . 18

                                   PART II

Item 5.         Market For Registrant's Common Equity
                  and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 6.         Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .20
Item 7.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . 22
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk. . . . . . . . . . . . . . . 38
Item 8.         Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . 38
Item 9.         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . 38

                                   PART III

Item 10.        Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . 38
Item 11.        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
Item 12.        Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . .39
Item 13.        Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . 39

                                   PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . 40
                (a)  List of Financial Statements and Schedules Filed as a Part ofthis Report. . . . . 40
                (b)  Reports on Form 8-K - None . . . . . . . . . . . . . . . . . . . . . . . . . . . .40
                     Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .40

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . F - 1

FINANCIAL STATEMENT SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F - 2


                                     PART I

Item 1. Business.
-----------------

       Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside" also "Parent Company"), is a holding company engaged through its 51%-owned subsidiary Wickes Inc. ("Wickes") in the supply and distribution of building materials.

       Through a 100%-owned subsidiary, the Company also engages in internet, telephony and utilities marketing.

       Unless the context indicates otherwise, the term "the Company" as used herein refers to Riverside and its subsidiaries.


                           Historical Development
                           ----------------------

       Riverside obtained its initial investment in Wickes in 1990 through the acquisition of American Founders Life Insurance Company ("American Founders"), which at the time of its acquisition owned approximately 10% of Wickes common stock. In 1993, as part of a Wickes recapitalization plan, including an initial public common stock offering, Riverside increased its
beneficial ownership of Wickes' common stock to approximately 36%.   On June
20, 1996, Riverside purchased from Wickes 2,000,000 newly-issued shares of Wickes' common stock for $10,000,000 in cash. Riverside beneficially owns 4,152,415 shares of Wickes' common stock, which constitutes 51% of Wickes' outstanding voting and non-voting common stock. See "Building Materials."

       From 1986 through the first half of 1996, Riverside also conducted life and property and casualty insurance operations. The property and casualty insurance operations were discontinued in 1993 and sold in September 1995. Riverside began disposing of its life insurance operations at the end of 1994 and in June 1996 completed a merger of its remaining life insurance operations with a third party that resulted in the ownership by Riverside of a non-controlling interest in the third party. Riverside disposed of this interest on December 31, 1997. See "Life Insurance Operations."

       In January 1998, Riverside formed various operating subsidiaries, which acquired certain internet, telephony and utilities marketing operations from Wickes. See " Other Operations - Marketing."


                             Lines of Business
                             -----------------

Lines of Business
-----------------

       The following table sets forth certain financial data for the past three years of the Company's building materials, life insurance and other segments. Wickes' operations are consolidated with those of the Company and its subsidiaries for 1997 and the third and fourth quarters of 1996 and accounted for under the equity method for prior periods. Accordingly, the following table presents only revenues, income and identifiable assets of Wickes at the net amount recorded on the Company's books for the year ending 1995. "Other" includes real estate, parent company, financial services, and discontinued operations and all eliminating entries for inter-company transactions.

                                                      Year Ended December 31,
                                                      -----------------------
                                                1997            1996           1995
                                                ----            ----           ----
                                                          (in thousands)
Revenues:
  Building Materials                            $894,771        $471,515        $   492
  Life Insurance                                      --           9,800          25,245
  Other                                            1,474           1,997         (1,668)
                                                --------        --------        -------
     Total                                      $896,245        $483,312        $24,069
                                                ========        ========        =======



Earnings before income taxes, equity in
related parties, minority interest and
discontinued operations:
  Building Materials                            $    462        $  5,058       $ (1,408)
  Life Insurance                                       -           4,944        (10,530)
  Other                                           (4,524)         (3,779)        (1,968)
                                                --------         -------      ---------
     Total                                      $ (4,062)        $ 6,223       $(13,906)
                                                ========         =======       ========

Identifiable Assets:
  Building Materials                            $271,642        $281,398        $ 11,358
  Life Insurance                                       -           5,661         297,804
  Other                                           42,229          22,755          (8,437)
                                                --------        --------        --------
    Total                                       $313,871        $309,814        $300,725
                                                ========        ========        ========


                        Building Materials Operations
                        -----------------------------

       The Company retails and distributes building materials through its 51%-owned subsidiary, Wickes.

       The information concerning Wickes contained in this report was obtained from Wickes Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "Wickes Form 10-K"), filed by Wickes with the Securities and Exchange Commission (the "Commission"). For further information concerning Wickes, reference is made to the Wickes Form 10-K and the periodic reports and other information filed by Wickes with the Commission.

   Wickes Inc. is a major supplier and distributor of building materials. Wickes sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourselfers ("DIYers") involved in major home improvement projects. At March 24, 1998, Wickes operated 101 sales and distribution facilities in 23 states in the Midwest, Northeast, and South and 10 component manufacturing facilities that produce and distribute pre-hung door units, roof and floor trusses, and framed wall panels.

Background

   Wickes was formed in 1987 as a Delaware corporation named "Wickes Lumber
Company."   In June 1997, Wickes changed its corporate name to " Wickes Inc."
Wickes continues to conduct its primary operations under the "Wickes Lumber" name.

   In April 1988 Wickes completed the acquisition (the "1988 Acquisition") of operations that had commenced in 1952. These operations consisted of 223 building centers and 10 component manufacturing facilities. From 1988 through 1993, Wickes reduced the number of its building centers to 124 and the number of its component manufacturing facilities to six.

   On October 22, 1993, Wickes completed a plan of recapitalization pursuant to which Wickes retired all outstanding indebtedness incurred in connection with the 1988 Acquisition, restructured its previously existing classes of capital stock, and completed the initial public offering of 2,800,000 shares of its common stock.

   In 1994 and 1995, Wickes acquired 15 building centers and five component manufacturing facilities. For further information, see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

   During the fourth quarter of 1995 Wickes committed to and began implementing a plan (the "1995 Plan" ) to reduce the number of under-performing building centers, the corresponding overhead to support these building centers, and to strengthen its capital structure. Pursuant to the 1995 Plan, Wickes consolidated or closed 21 building centers and three component manufacturing facilities. The 1995 Plan also included the modification and extension of Wickes' bank revolving credit agreement, which was completed on March 12, 1996, and the private sale of two million newly-issued shares of Wickes' common stock for $10 million, which occurred on June 20, 1996. In connection with the 1995 Plan, and other unusual items, Wickes recorded a $17.8 million charge in the fourth quarter of 1995. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

   In the fourth quarter of 1997, Wickes announced and began to implement a plan to streamline operations, to focus on Wickes' core professional builder business, and to eliminate overhead costs and programs not directly supporting this core business. For further information, see "Business Strategy."

   On February 23, 1998, Wickes announced that, in addition to the actions begun in the fourth quarter of 1997, it had closed eight additional building centers and two component manufacturing facilities, planned to sell two building centers located in Eastern Iowa, and had implemented further headquarters staffing and expense reductions. Wickes expects to record a $5.4 million restructuring charge in the first quarter of 1998 with respect to these activities (the "1998 Plan" ). For further information see "Business Strategy" and Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

Industry Overview
-----------------

   According to the Home Improvement Research Institute ("HIRI" ), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $212.7 billion in 1997. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. Wickes believes that no building material supplier accounted for more than 12% of the total market in 1997.

   In general, building material suppliers concentrate their marketing efforts either on building professionals or consumers. Professional-oriented building material suppliers, such as Wickes, tend to focus on single-family residential contractors, repair and remodeling ("R&R" ) contractors, project DIYers and to some extent commercial contractors. These suppliers compete principally on the basis of service, product assortment, price, scheduled job-site delivery and trade credit availability. In contrast, consumer-oriented building material retailers target the mass consumer market, where competition is based principally on price, merchandising, location and advertising. Consumer-oriented warehouse and home center retailers typically do not offer as wide a range of services, such as specialist advice, trade credit, manufactured components, and scheduled job-site delivery, as do professional-oriented building material suppliers.

   Industry sales are linked to a significant degree to the level of activity in the residential building industry, which tends to be cyclical and seasonal. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts totaled 1.29 million in 1993, 1.46 million in 1994, 1.35 million in 1995, and 1.48 million in 1996. In 1997, housing starts were relatively unchanged at 1.47 million. There was a decrease, however, in 1997 housing starts in Wickes' primary geographical market, the Midwest, of approximately 5.5%. Wickes' two other geographical markets, the Northeast and South, experienced increases in 1997 housing starts of 3.5% and 1.3%, respectively. Nationally, single family housing starts, which generate the majority of Wickes' sales to building professionals, experienced a decrease of 2.4% from 1.16 million starts in 1996 to 1.13 million starts in 1997. The Blue Chip Economic Indicators Consensus Forecast dated March 10, 1998, projects 1998 housing starts to be 1.48 million, relatively unchanged from 1997 and 1996.

   Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures are generally undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIYers) tend to increase with increasing sales of both existing and newly-constructed residences. The HIRI estimates the sales of home improvement products to repair and remodeling professionals represented $40.7 billion, or approximately 19% of total 1997 sales of the building material supply industry, while direct sales to DIYers amounted to $101.7 billion.

Business Strategy
-----------------

   General
   -------

   Wickes' mission is to be the premier provider of building materials and specialized services to the professional segments of the building and construction industry.

   In order to better serve its customers and markets, Wickes has organized and streamlined its operations into three channels of distribution: Major Markets, Conventional Markets, and Wickes Direct/Wickes International. These channels are supported by Wickes' Manufacturing operations. In Major Markets Wickes serves the national, regional, and large local builder in larger markets with specialized services and a total solutions approach. In Conventional Markets Wickes provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct/Wickes International provides another distribution alternative to supply the needs of its commercial customers. Wickes' Manufacturing operations produce value-added products (such as pre-hung interior and exterior doors, framed wall panels, and roof and floor trusses) for Wickes' customers in both Major Markets and Conventional Markets and for its Wickes Direct customers.

   Major Markets
   -------------

   Wickes operates in 20 Major Markets, which are served by 31 sales and distribution facilities. These facilities are designed, stocked and staffed to meet the needs of the particular markets in which they are located and vary from facilities similar to Wickes' Conventional Market building centers to facilities that only stock specific types of products, for instance lumber and wood related products. In addition, two of these facilities are Wickes Contractor Supply ("WCS" ) facilities which stock a wide variety of building materials (no lumber or hardlines) designed to meet the demands of home builder and R&R customers for roofing, drywall, insulation and related accessories. Major Markets are also served by seven of Wickes' manufacturing facilities and two other manufacturing facilities operated by third parties exclusively or primarily for Wickes.

   These Major Markets are generally large metropolitan areas with favorable growth projections and are characterized by the active presence of national, regional and large local builders. Wickes believes that the building supply industry in these Major Markets remains heavily fragmented.

   Beginning in 1997, Wickes initiated Major Markets programs in four markets: Pensacola, Denver, Louisville, and Raleigh/Charlotte. Other programs are being commenced in five other Major Markets. Wickes plans additional Major Markets Programs as opportunities and resources permit.

   Wickes' Major Markets programs seek to provide the large builder with specialized programs and services that integrate various methods of distribution. Wickes provides these programs and services on a "virtual store" basis; that is, products and services may be provided from multiple facilities serving the Major Market on a coordinated basis with centralized customer contact and support. Wickes devotes significant efforts to redefine and improve the customer's and its own supply chain management, material flow and logistics.

   Wickes' Manufacturing operations constitute an integral part of the Major Markets programs. These operations provide Wickes with the capability to provide its customers with custom engineered, value-added products such as manufactured framing component systems. For instance, in two Major Markets Wickes has begun its "Frame a Home in a Day" concept. This program, which allows a large builder to complete the entire process of framing and sheathing an average two-story residence in as little as one day, rather than the substantially longer period involved in traditional stick framing methods, is now being expanded to two other Major Markets.

   Wickes' operations in Major Markets contributed approximately 35.0% of Wickes sales in 1997, compared to 32.2% in 1996, and Wickes anticipates that this percentage will continue to increase in 1998. For the four Major Market programs initiated in 1997, total 1997 sales increased 34.0% over 1996 total sales.

   Conventional Markets
   --------------------

   In addition to Major Markets, Wickes operates 70 building centers in smaller, or Conventional Markets. Wickes/Conventional Markets are generally less populous and the majority of customers are generally the smaller single-family residential contractor, the R&R contractor and the project DIYer. Wickes believes that competition in the building supply industry is more limited in Conventional Markets compared to Major Markets but that there is generally less opportunity for growth within a given Conventional Market.

   Since the beginning of 1997, Wickes has completed remerchandising and remarketing programs ("Resets" ) in 13 building centers located in Conventional Markets. Wickes has also completed Resets in six sales and distribution facilities in Major Markets. These programs include upgrading of the showroom layout and product presentation, expansion of product assortment (typically adding a significant number of stock keeping units, or "SKUs" ) with the view towards achieving category dominance in the market, and increasing service offerings such as installed sales, tool rental, specialized delivery services and additional in-store sales specialists. Wickes is currently evaluating the results of these Resets and if favorable Wickes will expand the program to additional Conventional Markets as resources permit. Wickes' Manufacturing operations also provide significant support for Wickes' Conventional Market sales activities, particularly through the manufacture of pre-hung interior and exterior doors.

   Wickes Direct/Wickes International
   ----------------------------------

   In an effort to increase its business to non-traditional customers and out-of-market trade areas, Wickes formed the Commercial Sales Division in
1993 and added a national builder accounts sales team in 1996. In late 1996, these two groups were combined to form "Wickes Direct," Wickes' wholesale distribution channel, which is also operated internationally as " Wickes
International."   Through Wickes Direct, Wickes focuses on large volume orders from both commercial and residential builders, much of which is to be shipped directly from the manufacturer to the customer's job-site. In addition to lumber and building materials, Wickes Direct provides estimating, logistics, and material delivery services to large customers anywhere in the world, all accomplished without the need for a physical facility close to the customer. Wickes Direct also provides leads and sales support to Wickes' sales and distribution facilities.

   Manufacturing Operations
   ------------------------

   Wickes owns and operates ten component manufacturing facilities ("including seven located in Major Markets") that supply Wickes' customers with higher-margin, value-added products such as pre-hung interior and exterior doors, framed wall panels, and roof and floor trusses. These operations supplied approximately 48% of the pre-hung interior doors, 65% of the metal exterior doors, 38% of the roof and floor truss systems and 56% of the wall panel systems sold by Wickes in 1997.

   Wickes also has agreements with two third party manufacturers to provide manufactured housing components in two Major Markets exclusively or primarily for Wickes.

   Wickes believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction as labor costs rise. As resources permit, Wickes also plans to expand its manufacturing facilities to supply a greater number of its sales and distribution facilities with these value added products.

   Recent Restructurings and Operational Efforts
   ---------------------------------------------

   Beginning with the formulation and adoption of the 1995 Plan in late 1995, Wickes has continuously reviewed its assets and operations in the effort to eliminate under-performing facilities and the corresponding overhead, to reduce other costs, and to focus its efforts on its target customers.

   At the time the 1995 Plan was adopted, Wickes operated 126 building centers and 12 component manufacturing facilities. From that time through the end of 1997, Wickes closed or consolidated 21 building centers and consolidated three component manufacturing facilities. During this time, Wickes also devoted substantial efforts to control costs. Beginning in early 1997, Wickes made a determination to increase expenditures related to sales efforts and to initiate the Major Market programs and Conventional Market remerchandising programs discussed above. See Item 7. " Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In the fourth quarter of 1997, Wickes announced and began to implement a plan to streamline operations further and to focus on Wickes' core professional builder business. The principal feature of this plan was to eliminate costs and programs not directly related to Wickes' core operations. In furtherance of this plan, Wickes has, among other things, ceased its involvement in utilities marketing and internet operations (other than those directly related to its building supply business) through the transfer of these programs to an affiliate. Also, Wickes transferred its mortgage and construction lending program to an unrelated financial institution that intends to expand this program on a no-cost basis to Wickes. In addition, in the fourth quarter of 1997, Wickes wrote-off its remaining investment in Russian logging and sawmill operations. For the twelve months ended December 27, 1997, Wickes' results of operations included more than $1.5 million in selling, general and administrative ("SG&A" ) costs related to these discontinued non-core programs and $1.5 million in losses on its investment in the Russian operations.

   Also in the fourth quarter of 1997, Wickes completed a further review of its administrative structure and reorganized certain functions for increased efficiency, resulting in an estimated $2.0 million in future annual SG&A savings.

   On February 23, 1998, Wickes announced that, in addition to the actions begun in the fourth quarter of 1997, it had closed eight additional building centers and two component manufacturing facilities, planned to sell two building centers located in Eastern Iowa, and had implemented further headquarters staffing and expense reductions. Wickes anticipates that the headquarters reductions, together with those implemented in the fourth quarter of 1997, will result in overall reduction in administrative staffing levels of 25% and approximately $6.0 million of future annual SG&A savings. Wickes expects to record a $5.4 million restructuring charge in the first quarter of 1998 with respect to the 1998 Plan.

Markets
-------

   Wickes operates in 20 Major Markets, which are served by 31 sales and distribution facilities and seven manufacturing facilities. Wickes also operates 70 building centers in less populous areas, or Conventional Markets. For a further discussion of Major Markets and Conventional Markets see "Business Strategy."

   The following table sets forth the distribution of Wickes' sales and distribution facilities located in Conventional and Major Markets by size of the local market:

                                                      Number of Sales and
                     Owner-Occupied                  Distribution Facilities
                     Households in              Conventional           Major
                   Thirty Mile Radius              Markets            Markets
                   ------------------              -------            -------
                   Under 50,000                         21                0
                   50,000-100,000                       19                7
                   100,000-250,000                      25                9
                   250,000-500,000                       3               10
                   500,000 and over                      2                5
                                                        --               --
                   Total                                70               31


          Geographical Distribution
          -------------------------

          Wickes' 101 sales and distribution facilities are located in 23 states in the Midwest, Northeast and South. Wickes believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of Wickes' geographic markets. The following table sets forth certain information with respect to the locations of Wickes' sales and distribution facilities as of March 24, 1998:


          Midwest                           Northeast                            South
-------------------------------        --------------------           --------------------------
                 Number of                     Number of                          Number of
                 Sales and                     Sales and                          Sales and
               Distribution                  Distribution                       Distribution
  State         Facilities           State    Facilities             State        Facilities
  -----        ------------          -----    ----------             -----       ------------
  Michigan           30              Pennsylvania     6              Alabama           3
  Wisconsin          14              New York         3              Kentucky          3
  Indiana            11              Maine            2              Texas             2
  Ohio                5              New Hampshire    2              Florida           2
  Illinois            4              Connecticut      1              Mississippi       2
  Colorado            3              New Jersey       1              North Carolina    2
                     --              Massachusetts    1              Georgia           1
                                     Maryland         1              Louisianna        1
                                                     __              Tennessee         1
                                                                                      --
   Total             67                 Total        17                  Total        17
                     ==                              ==                               ==

          Facilities Opened, Closed and Consolidated
          ------------------------------------------

          During 1997, Wickes opened six new sales and distribution facilities. Five new facilities were in Major Markets: Aurora, Illinois; Colorado Springs and Denver, Colorado; Denton, North Carolina (Raleigh/Charlotte area); and a second facility in Pensacola, Florida. The new Niles, Michigan building center is in a Conventional market. A new component manufacturing facility was also opened in Denver, Colorado. During 1997, Wickes also closed or consolidated three sales and distribution facilities and two component manufacturing facilities, all but one sales and distribution facility were located in Conventional Markets.

          During the first two months of 1998, as part of the 1998 Plan, Wickes closed or consolidated eight building centers and two component manufacturing facilities, all in Conventional Markets. For a further description of the 1998 Plan see "Business Strategy" and Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

          The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by Wickes at December 31, 1994, December 30, 1995, December 28, 1996, December 27, 1997, and March 24, 1998.


                                           Sales and              Component
                                         Distribution           Manufacturing
                                          Facilities             Facilities
                                          -----------            ------------
As of December 31, 1994                       130                     10

          Acquisitions                          5                      2
          Expansion                             2                     --
          Closings                            (10)                    --
          Consolidations                      (17)                    (1)
                                             ------                  -----




As of December 30, 1995                      110                     11

          Expansion                           --                      1
          Consolidations                      (2)                    --
                                            -----                  -----
As of December 28, 1996                      108                     12

          Expansion                            6                      1
          Closings                            (2)                    --
          Consolidations                      (1)                    (2)
                                            -----                  -----
As of December 27, 1997                      111                     11

          Expansion                           --                      1
          Sold                                (2)                    --
          Closings                            (7)                    (2)
          Consolidations                      (1)                    --
                                            -----                  -----
As of March 24, 1998                         101                     10
                                            =====                  =====

Customers
---------

          Wickes has a broad base of customers, with no single customer accounting for more than 1.0% of net sales in 1997. In 1997, 87% (the same percent as in 1996) of Wickes' sales were on trade credit, with the remaining 13% as cash and credit card transactions.

          Home Builders
          -------------

          Wickes' primary customers are single-family home builders. In 1997, all home builder customers accounted for 57% of Wickes' sales, the same as in 1996. The majority of Wickes' sales to these customers are of high-volume commodity items, such as lumber, building materials, and manufactured housing components. Wickes will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

          Commercial / Multi-family  Contractors
          --------------------------------------

          Wickes Direct and Wickes International concentrate on sales to commercial contractors (primarily those engaged in constructing motels, restaurants, nursing homes and extended stay facilities, and similar projects) and multi-family residential contractors. Sales to these customers are made on a direct ship basis as well as through Wickes' sales and distribution facilities. In 1997, sales to these customers accounted for more than 18% of Wickes' sales, compared with 16% of Wickes' sales in 1996. As part of the 1998 Plan, Wickes has integrated the Wickes Direct domestic program more closely with its other operations.

          Repair & Remodelers
          -------------------

          In 1997, R&R customers accounted for approximately 12% of Wickes' sales, the same as in 1996. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. Wickes offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

          DIYers
          ------

          Sales to DIYers (both project and convenience) represented about 13% of Wickes' sales in 1997, compared with 15% in 1996. The percentage of sales to DIYers varies widely from one sales and distribution facility to another, based primarily on the degree of local competition from warehouse and home center retailers. Wickes' sales and distribution facilities do not have the large showrooms or broad product assortments of the major warehouse or home center retailers. For small purchases, the showrooms serve as a convenience rather than a destination store. Consequently, Wickes' focus on consumer business is toward project DIYers -- customers who are involved in major projects such as building decks or storage buildings or remodeling kitchens or baths.

Sales and Marketing
-------------------

          Wickes employs a number of marketing initiatives designed to increase sales and to support Wickes' goal of being the dominant force in the sale of lumber and other building materials to building professionals in each of its markets.

          Building Professional
          ---------------------

          Wickes seeks to establish long-term relationships with its professional customers by providing a higher level of customer assistance and services than are generally available at independently-owned building centers or large warehouse and home center retailers.

          Wickes provides a wide range of customer services to building professionals, including expert assistance, technical support, trade credit, scheduled job-site delivery, manufacture of customized components, installed sales, specialized equipment, logistical and material flow design and support, and other special services. Building professionals generally select building material suppliers based on price, job-site delivery, quality and breadth of product lines, reliability of inventory levels, and the availability of credit.

          For a description of the programs designed for and the emphasis being applied to professional customers in Major Markets, see "Business Strategy - Major Markets".

          In both Conventional and Major Markets, Wickes' primary link to the building professional market is its experienced sales staff. Wickes approximately 400 outside sales representatives ("OSR's" ) are commissioned sales persons who work with professional customers on an on-going basis at the contractors'job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or take-off, of the materials required to complete the project. Preparation of a "take-off" requires significant time and effort by trained and experienced sales representatives and support associates. Wickes has equipped most of its sales and distribution facilities with a computerized system which significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the sales representative to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of Wickes' marketing strategy and distinguishes Wickes from many of its competitors.

          Wickes currently employs 148 specialty salespeople in its sales and distribution facilities who provide expert advice to customers in project design, product selection and applications. A staff of 60 trained R&R sales specialists offer special services to R&R contractors equivalent to that accorded home builders. In many of its sales and distribution facilities, Wickes maintains separate R&R offices. Wickes currently has kitchen and bath departments in most of its sales and distribution facilities and has a staff of 80 kitchen and bath specialists. Wickes also employs 8 specialists in other departments.

          Wickes extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 87% of Wickes' sales during 1997 were on credit, with the remaining 13% consisting of cash or credit card sales, including approximately 1% of sales on Wickes' private label credit card. Overall credit policy is established at the corporate level, with each sales and distribution facility manager and a district credit manager responsible for the administration and collection of accounts. The accounts are generally not collateralized, except to the extent Wickes is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts. Wickes' credit practices have resulted in a bad debt expense of .2% of total credit sales in 1997, compared with .1% in 1996, .8% in 1995 and .3% in both 1994 and 1993. Much of the increase in 1995 was attributable to the conversion of accounts at the Gerrity Lumber facilities, acquired in 1994, to Wickes credit practices.

          Wickes owns and leases a fleet of 770 delivery vehicles as of February 28, 1998, to provide job-site deliveries of building materials scheduled to coordinate with project progress, including 68 specialized delivery trucks equipped for roof-top or second story delivery, 90 specialized millwork delivery vehicles, and 28 vehicles designed for installation of blown insulation. Wickes will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

          Over the past several years, Wickes has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans more efficiently.

          In 1997, Wickes rolled out an equipment rental program at 25 of its sales and distribution facilities. This program rents specialized, professional quality tools and equipment to customers in need of equipment for unique or short term projects.

          Wickes' internet site on the world wide web provides information about Wickes' services and products, facilitates doing business with customers, allows customers to look up their own transactional information, and features extensive links to suppliers and other industry references. The home page can be found at the internet address: http://www.wickes.com/.

          Wickes advertises in trade journals and produces specialized direct mail promotional materials designed to attract specific target customers.
Wickes does some select newspaper advertising, which may include circulars and run-of-press advertisements. It also has numerous product displays in its sales and distribution facilities to highlight special products and services.

          To increase customer loyalty and strengthen customer relationships, Wickes, in many cases with vendor support, sponsors or participates in numerous special marketing activities, such as trade show events, informational product seminars, various outings, and professional builder trips.

          DIYers
          ------

          Most sales and distribution facilities, primarily building centers located in Conventional Markets, also pursue sales to project DIYers through their staff of specially-trained inside sales representatives and specialists. These representatives provide professional advice to consumers for home improvement projects and assist these customers in designing specific projects with sophisticated computer design software. The sales representatives can also provide a comprehensive list of materials and detailed drawings to assist customers in completing their projects. Wickes believes that project DIYers are attracted to its sales and distribution facilities by this high level of service.

          Wickes' showrooms generally feature product presentations such as kitchen and bath and door and window displays. The showrooms are regularly re-merchandised to reflect product trends, service improvements and market requirements. During 1997, Wickes made significant investments to improve the appearance and merchandising of 19 of its sales and distribution facilities' showrooms. For the first six Resets, completed prior to the end of the third quarter of 1997, the average sales increase over 1996 has exceeded 15%. While Wickes has no current Resets in progress, additional showroom improvements are scheduled for 1998 and future years.

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

Products
--------

          Wickes stocks a wide variety of building products, totaling approxi-mately 63,000 SKUs Company-wide, to provide its customers with the quality products needed to build, remodel and repair residential and commercial properties. Each of Wickes' sales and distribution facilities tailors its product mix to meet the demands of its local market. Approximately 5,500 SKUs is typically stocked in each sales and distribution facility.

          Wickes separates its products into four groups: Commodity Wood Products -- lumber, plywood, treated lumber, sheathing, wood siding and specialty lumber; Building Products -- roofing, vinyl siding, doors, windows, mouldings, drywall and insulation; Hardlines -- hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings; and Manufactured Housing Components -- roof and floor trusses, and interior and exterior wall panels. Commodity Wood Products, Building Products, Hardlines, and Manufactured Housing Components represented 45%, 35%, 11% and 9% of Wickes' sales for 1997 and 45%, 36%, 12% and 7%, respectively, of sales for 1996.

          In addition to stock items, Wickes also fills special orders, either from its own manufacturing facilities or through outside suppliers. Wickes believes that these special order services are extremely important to its customers, particularly the building professional. In 1997, approximately
31% of Wickes  sales were of special order items, compared with 30% in 1996.

                                12
<Page 13>

Manufacturing
-------------

          Wickes owns and operates ten component manufacturing facilities that supply Wickes' sales and distribution facilities with certain higher-margin, value-added products such as pre-hung doors, framed wall panels, and roof and floor trusses. These manufacturing facilities enable Wickes to serve the needs of its professional customers for such quality, custom-made products. In 1997 the door manufacturing operations supplied approximately 48% of the pre-hung interior doors and 65% of the metal exterior doors sold by Wickes. The truss manufacturing operations supplied approximately 38% of the total roof and floor truss systems and 56% of the total wall panel systems sold by Wickes in 1997. Wickes believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction as labor costs rise. Wickes has also entered into arrangements with two manufacturers that exclusively or primarily serve Wickes and as resources permit Wickes plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its sales and distribution facilities with these products.

Suppliers and Purchasing
------------------------

          Wickes purchases its products from numerous vendors. The great majority of commodity items are purchased directly from manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. No single vendor accounted for 5% of Wickes' purchases in 1997, and Wickes is not dependent upon any single vendor for any material product. Wickes believes that alternative sources of supply are readily available for substantially all of the products it offers.

          The great majority of Wickes' commodity purchases are made on the basis of individual purchase orders rather than supply contracts. In certain product lines, though, Wickes has negotiated some advantageous volume pricing agreements for a portion of the product line's purchases. Because approximately 32% of Wickes' average inventory consists of commodity wood products and manufactured housing components, which are subject to price volatility, Wickes attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. Wickes has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and Wickes believes that it has greater purchasing power than many of its smaller, local independent competitors. Wickes seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements.

          Wickes' computerized inventory tracking and forecasting system, as part of its inventory replenishment system, is designed to track and maintain appropriate levels of products at each sales and distribution facility.
These systems have increased Wickes' operating efficiencies by providing an automated inventory replenishment system.

          Wickes has active rail sidings at 47 of its sales and distribution facilities enabling suppliers to ship products purchased by Wickes directly to these facilities by rail. Wickes also utilizes two distribution centers owned by third parties, located in Chicago, Illinois and Allentown, Pennsylvania, through which approximately 4% of Wickes' wood products inventory is delivered.

Seasonality
-----------

          Historically, Wickes' first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Competition
-----------

          The building material industry is highly competitive. Due to the fragmented nature of this industry, Wickes' competitive environment varies by location and by customer segment. Reduced levels of construction activity have, in the past, resulted in intense price competition among building material suppliers that has at times adversely affected Wickes gross margins.

          Within the professional market, Wickes competes primarily with local independent lumber yards and regional and local building material chains. Building professionals generally select building material suppliers based on price, job-site delivery, quality and breadth of product lines, reliability of inventory levels, and the availability of credit. Wickes believes that it competes favorably on each of these bases. Wickes believes that it has a significant competitive advantage in rural markets and small communities, where it competes primarily with local independent lumber yards, regional building material chains, and, to a lesser extent, with national building center chains and warehouse and home center retailers, which generally locate their units in more densely populated areas. In Major Markets Wickes believes that its total package of services and ability to serve the large builder provides it with a competitive advantage.

Environmental and Product Liability Matters
-------------------------------------------

          Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to Wickes located on facilities owned or operated by Wickes have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could, under certain circumstances, be held responsible.
Since 1988, Wickes has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions, and Wickes has reserved $0.5 million towards the cost of these and other environmental and product liability matters. Sales of excess properties over the past three years have resulted in only minimal findings.

          Although Wickes has not expended material amounts in the past nine years with respect to the foregoing, and expenditures in the most recent three years have been significantly reduced, there can be no assurances that these matters will not give rise to additional compliance and other costs that could have a material adverse effect on Wickes.

          For information concerning certain litigation concerning products containing asbestos, see Item 3. "Legal Proceedings".

Trademarks and Patents
----------------------

          Wickes has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber" and the "Flying W" trademark.

                          Life Insurance Operations
                          -------------------------

          Prior to the completion of the Circle Merger (as defined below), Riverside conducted life insurance operations through its former American Founders subsidiary.

          On June 6, 1996, Riverside merged (the "Circle Merger") its life insurance operations with those of Circle Investors, Inc. ("Circle"). In the Circle Merger, Riverside's former life insurance subsidiaries became wholly-owned by Circle, and Riverside received, among other things, $35,000,000 in cash and certain securities of Circle. Also, in connection with the Circle Merger, 951,486 shares of Wickes common stock and certain other assets formerly held by American Founders were distributed to Riverside, and Riverside purchased certain real estate from American Founders. See Note 4 of Notes to the Consolidated Financial Statements included elsewhere herein.

          On December 31, 1997, Circle was acquired by a third party. In the acquisition, Riverside disposed of its interest in Circle for $5,419,000 in cash. See Note 4 of Notes to the Consolidated Financial Statements included elsewhere herein.

                               Other Operations
                               ----------------

Marketing
---------

            Effective January 15, 1998, Riverside acquired certain operations of Wickes that Wickes had determined to discontinue as a result of Wickes' plan to streamline its operations and focus primarily on its core professional builder business. The operations transferred include internet, telephony and utilities marketing. The consideration given or to be given by Riverside to Wickes in the transaction consists of Riverside's three-year $871,844 unsecured promissory note and future payments of ten percent of the transferred operations' net income (subject to a maximum of $430,000).

            In connection with this acquisition, Riverside established various operating subsidiaries to conduct the businesses acquired from Wickes, as well as related businesses. The subsidiaries conduct internet marketing, both directly and through a multi-level marketing distribution system, as well as internet web page hosting and other related services. In February of 1998, in an effort to escalate the operations, the Parent Company acquired the assets of Cybermax Communications, Inc. ("Cybermax"). Cybermax is an internet service provider, with over 750 residential customers and over 75 commercial customers. WIXX Energy Company markets natural gas and related
services.   Building Materials.net, Inc. is establishing an internet
"cybermall" that will market products and services offered by third parties, including Wickes, related to the construction industry.

            As of March 31, 1998 these operations were in the start-up phase and had not generated significant revenues. The Company intends to monitor carefully the progress of these operations and may expand or curtail any or all of them, depending upon operating results achieved.

Financial Services to Builders
------------------------------

            Beginning in 1995, Riverside marketed construction and permanent mortgage loans to and through the professional building customers of Wickes. In early 1997, Riverside began to reduce the extent of mortgage operations. Construction and permanent loans closed in 1997 were approximately $28 million compared to $11 million in 1996. In December, 1997, Riverside completed the sale of its remaining mortgage operations to a third party, which continues to market mortgage loans through Wickes. From 1993 through the fourth quarter of 1996, Riverside also marketed insurance products through Wickes.

Real Estate Operations
----------------------

            As of December 31, 1997, Riverside's investment in real estate includes $13,877,000 of land held for sale, $387,000 of commercial rental property, and $65,000 of investments in real estate joint ventures.

            Land Held for Sale
            ------------------

            Included in the investment in land held for sale is approximately 197 acres of land located within Highlands Park in Smyrna, Georgia, and 22 acres of land located within Belfort Park in Jacksonville, Florida, referred to as "Highlands" and "Belfort", respectively. In June 1996, in connection with the Circle Merger, Riverside purchased these properties from American Founders.

            Highlands.  Highlands originally consisted of 1,000 acres and
            ---------
has been an active development since 1983 with approximately 767 acres being sold over the last 12 years. Highlands is a planned industrial development just outside of Atlanta, Georgia. The land is subdivided into numerous parcels planned for commercial, office and light industrial use.

            In its current state, the property has road frontage and access to County water, sewer, electrical, gas and telephone. In addition, many of the properties have been graded.

            During 1997, Riverside completed the sale of 30 acres for approximately $2.3 million. Currently, 54 acres are under contract for sale for an aggregate purchase price of approximately $2.7 million.

            Belfort.  Belfort originally consisted of approximately 28 acres
            -------
of vacant and unimproved commercial land. 21 of the 28 acre parcel are designated for office use. During 1997, Riverside completed the sale of a 6 acre parcel designed for office use for approximately $1.1 million. Currently, 5.8 acres are under contract for sale for approximately $1.3 million.

                                  Employees
                                  ---------

            As of February 28, 1998, Riverside had 39 full-time employees.
As of the same date, Wickes had 3,766 employees, of whom 3,720 were employed on a full-time basis. The Company believes that it has maintained favorable relations with its employees. None of Riverside's or Wickes' employees is represented by a union or covered by a collective bargaining agreement.

Item 2.  Properties.
-------------------


            Riverside's executive offices are in leased space in Jacksonville, Florida.

            Wickes' 101 sales and distribution facilities are located in 23 states, with 67 in the Midwest, 17 in the Northeast and 17 in the South. See "Item 1. Business - Markets". Wickes believes that its facilities generally are in good condition and will meet Wickes' needs in the foreseeable future.

            Wickes' Conventional Market building centers generally consist of a showroom averaging 9,600 square feet and covered storage averaging 38,500 square feet. Wickes' sales and distribution facilities located in

Major Markets tend to be more specialized. Included among these facilities are two WCS facilities, which stock little or no commodity wood products and therefore have no traditional lumber storage yard, as well as facilities that stock primarily commodity wood products and therefore have no showroom, as well as facilities similar to Wickes' Conventional Market building centers. Wickes upgraded or Reset 19 of its showrooms in 1997. Wickes' sales and distribution facilities are situated on properties ranging from 1.0 to 28.2 acres and averaging 9.4 acres. Wickes also operates ten component manufacturing facilities which have an average of 40,000 square feet under roof on 7.1 acres.

            Wickes owns 84 of its sales and distribution facilities and 82 of the sites on which such facilities are located. The remaining 17 sales and distribution facilities and 19 sites are leased. As of December 27, 1997, Wickes also held for sale the assets of nine closed facilities and one other property with an aggregate book value of $3.5 million. In addition to its sales and distribution facilities, Wickes operates ten component manufacturing plants. Four of these plants are located on sales and distribution facility sites. Of the remaining six plants, four are on owned sites and two are on leased properties.

            Wickes also owns or leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of Wickes' products. As of February 28, 1998, the fleet included approximately 129 heavy duty trucks, 68 of which provide roof-top or second story delivery, 523 medium duty trucks, 516 light duty trucks and automobiles, 571 forklifts, 90 specialized millwork delivery vehicles, and 28 vehicles equipped to install blown insulation.

            Wickes leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.

Item 3.  Legal Proceedings.
--------------------------

            On November 3, 1995, a complaint styled Morris Wolfson v. J.
                                                    --------------------
Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik,
---------------------------------------------------------------------------
Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company
-----------------------------------------------------------------------------
and Riverside Group, Inc. was filed in the Court of Chancery of the State of
-------------------------
Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale by Wickes in 1996 of two million newly-issued shares of Wickes' common stock to Riverside, Wickes' largest stockholder, was unfair and constituted a waste of assets and that Wickes' directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of Wickes shareholders equitable relief or to obtain damages with respect to, the transaction. See "Item 1. Business - Background". There was no activity in this suit in 1997.

            Wickes is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, brought since 1993 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes.

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

Securities Litigation Reform Act of 1995 and are inherently subject to
uncertainty.   The outcome of the matters described in this Item 3 may differ from the Company s assessments of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company s experience, Wickes' ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom Wickes may be entitled to indemnity, and the unpredictability of matters in litigation.

Item 4.     Submission of Matters To a Vote of Security Holders.
---------------------------------------------------------------

            None.

Item 5.     Market For Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
            Matters.
            --------

            The Company's common stock trades over-the-counter and is quoted on the NASDAQ SmallCap Stock Market under the trading symbol "RSGI." Prior to July 28, 1997, the Company's common stock was traded on the NASDAQ National Stock Market. As of March 25, 1998, there were 5,287,123 shares outstanding held by approximately 1,741 shareholders of record.

            The Company has been notified by the NASD that the Company is not in compliance with the NASD's new requirements for continued listing and that the Company's common stock is scheduled for delisting from the NASDAQ SmallCap Stock Market. The Company has requested continued listing notwithstanding these new requirements, and the NASD has agreed to stay the delisting action pending review by a NASD panel during the week of April 13, 1998. Should the Company's common stock be delisted from the NASD SmallCap Stock Market, the Company anticipates but can give no assurances that quotations would be available on the NASD s electronic OTC Bulletin Board.

            The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's common stock as reported on NASDAQ SmallCap Stock Market (or, for periods prior to July 28, 1997, NASDAQ National Market System). Prices do not include retail markups, markdowns or commissions.

                                               High         Low
                                               ----         ---
        Calendar Quarter
        1996:
        First Quarter.........................$4.000      $3.000
        Second Quarter.........................3.875       2.875
        Third Quarter..........................3.500       2.875
        Fourth Quarter.........................3.000       1.563

        1997:
        First Quarter.........................$3.250      $1.750
        Second Quarter.........................2.875       1.875
        Third Quarter..........................3.000       1.750
        Fourth Quarter.........................2.250       1.000

            On October 1, 1996, the Company declared a cash dividend of $.10 per share, payable on October 31, 1996, to shareholders of its common stock of record on October 15, 1996. The Company did not pay any other cash dividends on its common stock during the last two fiscal years. The Company may continue to evaluate the option of future payments of dividends but does not anticipate declaring any dividends in the near future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and is dependent upon the Company's overall financial condition, capital requirements, compliance with contractual requirements, earnings, and such other factors as the Board of Directors may deem relevant.

            The Company is dependent on dividends from its subsidiaries to pay cash dividends to its shareholders. Wickes has not declared or paid any dividends on common stock in the past three years and has no present intention to pay cash dividends on its common stock in the foreseeable future. Wickes' revolving credit facility prohibits cash dividends on Wickes common stock, and the trust indenture related to Wickes' 11-5/8% senior subordinated notes restricts cash dividends on Wickes' common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
                                19

Item 6. Selected Financial Data.
-------------------------------

       The following summary of certain consolidated financial data of the company is derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with thise financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                            Years Ended December 31.
                                                                   ----------------------------------------
                                                                   (in thousands, except per share amounts)
                                                    -----------------------------------------------------------------------


                                                    1997            1996              1995           1994            1993
                                                    ----            ----              ----           ----            ----
Sales and service revenues (1)                  $ 884,082       $ 467,254        $    ---       $      ---        $    ---
Insurance premiums and annuity
  considerations (2)                                  ---           3,224            8,298          18,657          21,704
Net investment income(2)                              (31)          6,325           14,492          17,523          20,735
Net realized investment gains (losses)                897           1,672             (234)           (182)          4,147
Other operating income                             11,297           4,837            1,513           1,512           5,989
                                                ---------        --------        ---------       ---------        --------
Total revenues (1)                                896,245         483,312           24,069          35,998          46,586

Equity in earnings (losses) of
   Wickes Inc. (1)(3)                                 ---          (1,714)          (5,849)          8,274           1,525
Minority interest (1)                                 703          (2,318)             ---             ---             ---
Reorganization of life insurance
     subsidiaries (2)                                 ---             ---           (9,062)            ---             ---

Earnings (loss) from continuing operations
    before cumulative effect of change in
    accounting principles                          (5,821)            618          (17,845)          8,850           4,043
Loss from discontinued operations                    (388)         (1,024)          (1,086)         (4,405)         (1,988)
Gain on disposal of discontinued operations           ---             ---            2,731             ---             ---
Cumulative effect of change in accounting
     principles                                       ---             ---              ---             ---             596
                                                ---------        --------        ---------     -----------        --------
     Net earnings (loss)                       $   (6,209)       $   (406)       $ (16,200)     $    4,445        $  2,651
                                                ---------        --------        ---------       ---------        --------

Earnings (loss) per common share, after
    deducting preferred stock dividends and
    accretion:
Earnings (loss) from continuing operations
    before  cumulative effect of change in
    accounting principles                           (1.12)           0.12            (3.38)           1.61            0.50
Loss from discontinued operations                   (0.07)          (0.20)           (0.21)          (0.82)          (0.37)
Gain on disposal of discontinued operations           ---             ---             0.52             ---             ---
Cumulative effect of change in accounting
     principles                                       ---             ---              ---             ---            0.11
                                                ---------       ---------        ---------       ---------       ---------
     Net earnings (loss) per share                  (1.19)          (0.08)           (3.07)           0.79            0.24
                                                ---------       ---------        ---------       ---------       ---------



Balance Sheet data (at period end):
  Total investments (2)                        $   14,329      $   22,199       $  233,441      $  258,971    $    306,942
  Total assets (1)(2)                             313,871         309,814          300,725         353,370         390,731
  Total debt and redeemable preferred
    stock                                         219,426         204,511           31,215          45,198          49,949
  Total common stockholders' equity            $   14,620      $   20,775       $   26,056      $   29,103    $     38,397
  Common shares outstanding                     5,287,123       5,296,123        5,311,123       5,465,781       5,294,940


Book value per common share                    $     2.77      $     3.92       $     4.91      $     5.32      $     7.25
Cash dividend declared per common share        $      ---      $     0.10       $      ---      $      ---      $      ---
===========================================================================================================================

(1) The Company accounted for its investment in Wickes on the equity method through June 30, 1996 and on a consolidated basis thereafter.

(2) At the end of 1994, Riverside disposed of certain of its life insurance operations. In June 1996, Riverside merged its remaining life insurance operations with those of Circle; thereafter, Riverside accounted for its investment in Circle on the equity method through December 30, 1997.

(3) In 1995, Wickes recorded a $17.8 million charge relating to a plan to reduce the number of operating building centers and other unusual items. In 1994, Wickes recorded $4.2 million of tax benefits related to the renewal of a deferred tax valuation allowance established in a prior year. Cumulative effect of adopting SFAS No. 109 "Accounting for Income Taxes."

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations.
          ----------------------

            The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes contained elsewhere herein.
Since the operations of Wickes are consolidated with those of the Company and its subsidiaries for 1997 and the third and fourth quarters of 1996 and accounted for on the equity method for prior periods, comparisons between periods may not be meaningful in certain respects.

                            Results of Operations
                            ---------------------

            The Company reported results of operations for the years ended December 31, 1997, 1996 and 1995 as follows (in thousands):


                                                                  1997             1996             1995
                                                                  ----             ----             ----
Equity in earnings(losses) of Wickes(1)(2)                      $     -         $(1,714)        $  (5,849)

Earnings(loss) before income taxes, minority interest,
  equity in related parties, loss on life insurance
  reorganization, and discontinued operations(3)(4)(5)           (3,972)          6,223           (13,906)

Earnings(loss) before discontinued operations                    (5,821)            618           (17,845)

Earnings(loss) from discontinued operations                        (388)         (1,024)            1,645
                                                               --------        --------         ---------

Net earnings(loss)                                             $ (6,209)       $   (406)        $ (16,200)
                                                               ========        ========         =========
==========================================================================================================


(1) Includes ($3.8) million in 1995 related to restructuring charges.

(2) Subsequent to June 30, 1996, the Company consolidated its results of operations with those of Wickes.

(3) Includes net realized investment gains(losses) of $897,000, $1,672,000, and ($234,000), in 1997, 1996 and 1995,
            respectively. 1995 includes other income of $600,000 related to the settlement of a disputed financing proposal.

(4) Includes a $10,970,000 charge on reorganization of life insurance subsidiaries primarily resulting from the write off of intangible assets in 1995.

(5) Includes a benefit of $0.6 million in 1997 and a charge of $0.7 million in 1996, for restructuring and unusual items for Wickes.

Wickes
------

            The Company estimates that after inter-company eliminations, and net of goodwill amortization of approximately $534,000, Wickes contributed losses of $1,297,000 to the Company's results of operations in 1997. For the first six months of 1996, the Company recorded equity in Wickes' losses of $1,714,000. During the second half of 1996, the Company consolidated Wickes' results of operations with those of the Company's other operations. The Company estimates that, after inter-company eliminations, and net of goodwill amortization of approximately $202,000, Wickes contributed earnings of $2,282,000 to the Company's results of operations during the second half of 1996.

            The following discussion of Wickes' full year operations for 1997, 1996 and 1995 was obtained from the Wickes 10-K.

            The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the financial statements and notes thereto appearing in the Wickes' 10-K.


                                                                        Years Ended

                                                        Dec. 27,        Dec. 28,        Dec. 30,
                                                          1997            1996            1995
                                                          ----            ----            ----
             Net sales                                  100.0%          100.0%          100.0%
             Gross profit                                23.0            22.3            22.7
             Selling, general and administrative
               expense                                   21.0            19.1            20.0
             Depreciation, goodwill and trademark
               amortization                                .6              .6              .6
             Provision for doubtful accounts               .2              .1              .7
             Restructuring and unusual items              (.1)             .1             1.8
             Other operating income                      (1.2)            (.8)            (.6)
             Income from operations                       2.5             3.2              .2

          Wickes' operations, as well as those of the building material industry generally, have reflected substantial fluctuations from period to period as a consequence of various factors, including levels of construction activity, general regional and local economic conditions, weather, prices of commodity wood products, interest rates and the availability of credit, all of which are cyclical in nature. Wickes anticipates that fluctuations from period to period will continue in the future. Because a substantial percentage of Wickes' sales are attributable to building professionals, certain of these factors may have a more significant impact on Wickes than on companies more heavily focused on consumers.

          Wickes' first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. While Wickes' experienced relatively mild weather during the first quarter of 1995, record setting snow falls throughout the Midwest and Northeast in January of 1996, adversely affected construction activity in the first quarter of 1996. Weather conditions in 1997 were relatively normal throughout the year.

          The following table contains selected unaudited quarterly financial data for the years ended December 27, 1997, December 28, 1996, and December 30, 1995.

                                         QUARTERLY FINANCIAL DATA
                                            Three Months Ended
                            (in millions, except per share data and percentages)

                                                                                Basic and Diluted
                                    Net Sales as a                                 Net Earnings
                                     % of Annual       Gross         Net Income     /(Loss)per
                       Net Sales      Net Sales        Profit          /(Loss)     Common Share

                       ---------      --------         ------        ----------    ------------
1997
          March 29      $159.3          18.0%           $36.9           $(5.2)          $(.63)
          June 28        237.3          26.9             54.3             1.3             .16
          September 27   266.3          30.1             60.3             1.8             .22
          December 27    221.1          25.0             51.5             0.5             .06

1996
          March 30      $152.5          18.0%           $34.9           $(6.2)         $(1.00)
          June 29        228.8          27.0             51.2             1.9             .29
          September 28   255.6          30.1             55.5             2.8             .35
          December 28    211.7          24.9             47.9             2.0             .24

1995
          April 1       $191.7          19.7%           $45.6           $(4.6)          $(.75)
          July 1         272.8          28.0             63.9             2.5             .40
          September 30   284.5          29.3             62.9             1.9             .31
          December 30    223.6          23.0             48.4           (15.4)          (2.50)

          Net income/(loss) in the fourth quarter of 1995 was negatively affected by a $17.8 million charge for restructuring and unusual items. In 1997 and 1996 Wickes recorded a benefit of $0.6 million and a charge of $0.7 million, respectively, as restructuring and unusual items. For additional information on the restructuring and unusual items charge see Note 2 of Notes to Consolidated Financial Statements included elsewhere herein. In addition, in 1996 Wickes received insurance premium adjustments from a former insurance carrier in the amount of $2.2 million and reversed an accrual of $1.5 million for other disputed insurance premiums with this carrier. Accordingly selling, general and administrative expenses were reduced by $1.0 million during the first three quarters of 1996 and by $2.7 million in the fourth quarter of 1996. In the fourth quarter of 1997, Wickes recorded a gain of $4.5 million on the sale of six pieces of real estate. In the fourth quarter of 1996, only three pieces of real estate were sold with a net gain of $0.6 million. Gains or losses on the sale of real estate are recorded under other operating income.

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

          This Item 7 contains statements which, to the extent that they are not recitations of historical fact, constitute Forward Looking Statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. A number of important factors could cause Wickes' business and financial results and financial condition to be materially different from those stated in the Forward Looking Statements. Those factors include but are not limited to the seasonal and cyclical factors discussed above in this Item 7 and elsewhere in this report, the effects of Wickes' substantial leverage and competition, the success of Wickes' operational efforts, and the matters discussed in Note 11 of the Notes to Consolidated Financial Statement included elsewhere herein.


1997 Compared with 1996
-----------------------

          Net Sales
          ---------

          Net sales for 1997 increased $35.5 million, or 4.2%, to $884.1 million from $848.5 million in 1996. Sales for all facilities operated throughout both years ("same store") increased 4.7%. During 1997, Wickes experienced a 4.1% increase in same store sales to its primary customer segment, the professional home builder, and a 16.4% increase in same store sales to commercial builders. Consumer same store sales were down 6.8% for the year.


          Wickes believes that the following matters contributed to the 1997 sales increase. Throughout most of 1997, Wickes operated three more sales and distribution facilities than it operated during 1996. Also, Wickes believes that showroom Resets at 19 of its sales and distribution facilities in 1997, sales training, and big builder initiatives also had a positive effect on sales. Finally, weather conditions in the Northeast during the first quarter of 1997 were more favorable compared with the record snowfalls recorded in the first quarter of 1996. Wickes believes that inflation/deflation in lumber prices had negligible impact on total sales.

          In February 1998, Wickes announced that it had closed an additional eight facilities and intended to sell its two locations in Iowa. See "Item 1. Business - Business Strategy". These facilities contributed an aggregate of $46.5 million to 1997 sales.

          Total housing starts in the United States were relatively unchanged in 1997 compared with 1996. Starts in Wickes' primary geographical market, the Midwest, decreased approximately 5.5%. Wickes' two other geographical markets, the Northeast and South, experienced increases in 1997 housing starts of 3.5% and 1.3%, respectively. Nationally, single family housing starts, which generate the majority of Wickes' sales to building professionals, experienced a decrease of 2.4%, from 1.16 million starts in 1996 to 1.13 million starts in 1997.

          Gross Profit
          ------------

          Gross profit increased $13.6 million to 23.0% of net sales for 1997 compared with 22.3% of net sales for 1996. The increase in gross profit is primarily due to increases in sales, reductions in product costs, and increases in sales of manufactured products.

          The increase in gross profit as a percent of sales is primarily attributable to reduced cost of sales as a result of a concerted effort to obtain the best pricing available. Wickes also expanded its sales of higher margin internally manufactured products by approximately 27% from 1996 to 1997, and experienced a reduction in costs associated with physical inventory count adjustments. These increases were partially offset by increased percent of sales attributable to professional builders and an increase in the percent of sales attributable to lower margin commodity lumber products. The percent of Company sales attributable to professional builders increased to 86.5% for 1997 compared with 84.7% in 1996. Wickes anticipates that its continued focus on the professional builder will create additional pressure on gross profit margins.

          Selling, General, and Administrative Expense
          --------------------------------------------

          In 1997, selling, general, and administrative expense ("SG&A") increased as a percent of net sales to 21.0% compared with 19.1% of net sales in 1996, primarily as a result of Wickes' increase in sales and distribution facility employees in an effort to increase sales and market share, expenses associated with showroom remerchandisings in 19 facilities in 1997, expenses associated with expansion of Wickes' Major Market program in 1997, and insurance recoveries recorded in 1996 with respect to prior years.

          Compared to 1996, on a same store basis, the average number of employees at Wickes' sales and distribution facilities in 1997 increased by approximately 5%. Wickes also experienced an increase in salaries and wages in its non-core operations. Both were major factors in the 1.0% increase, as a percentage of sales, of Wickes' salaries, wages and employee benefits. Wickes also experienced increases as a percentage of sales in travel, office supplies, professional and marketing expenses.


          During 1997, Wickes Reset the showrooms of 13 Conventional Market building centers and six Major Market sales and distribution facilities. Also during 1997, Wickes continued its efforts to expand its Major Markets program. See Item 1."Business - Business Strategy". Expenses associated with these Resets and expansion of the Major Markets program totaled approximately $1.8 million in 1997 and accounted for approximately $1.3 million of the SG&A increase.

          In 1996, Wickes recorded $3.7 million of insurance recoveries for prior years' casualty insurance programs. During 1997, Wickes recorded $0.3 million in prior year insurance recoveries.

          In October 1997, Wickes announced plans to streamline operations and to focus on core operations. In accordance with these plans, Wickes discontinued or sold non-core operations that contributed approximately $1.5 million of SG&A during 1997. In addition, Wickes effected headquarters staffing reductions beginning in October 1997, and increased the amount of these reductions pursuant to a determination announced in February 1998. Wickes expects these headquarters reductions to result in approximately $6 million annually in future SG&A savings. Also, Wickes announced in February 1998 that it had closed eight additional under performing building centers and planned to sell its two Iowa building centers. For further information, including the charge expected to be taken by Wickes in the first quarter of 1998, see "Item 1. Business - Business Strategy" and Note 16 of the Notes to Consolidated Financial Statement included elsewhere herein.

          Depreciation, Goodwill and Trademark Amortization
          -------------------------------------------------

          Depreciation, goodwill and trademark amortization costs decreased $0.5 million in 1997 compared with 1996. The primary reason for this decrease is that most of Wickes-owned delivery vehicles were fully depreciated in 1997. Since 1993 Wickes' new vehicles have been obtained primarily through operating leases.

          Provision for Doubtful Accounts
          -------------------------------

          Wickes extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Provision for doubtful accounts increased to $1.7 million or 0.2% of sales for 1997 from $1.1 million or 0.1% of sales for 1996. Historically Wickes' provision for doubtful accounts averages approximately 0.3% of sales. The results achieved in 1996 were a result of increased efforts to collect previously reserved accounts receivable, especially those attributable to the Gerrity Lumber acquisition centers.

          Restructuring and Unusual Items
          -------------------------------

          During 1997 Wickes completed its 1995 Plan. As a result, it recorded a reduction in accrued costs and a benefit to restructuring and unusual charges of approximately $2.1 million. This benefit was partially offset by a $1.5 million restructuring charge for severance and postemployment benefits and anticipated losses on the disposal of discontinued non-core programs and related reductions in headquarters staffing which was announced by Wickes in October of 1997. The non-core programs affected by these reductions included the sale or closing of Wickes' mortgage lending, utilities marketing, and internet service programs not directly related to the building supply business. See "Item 1. Business - Business Strategy". Wickes expects to record a $5.4 million restructuring charge in the first quarter of 1998 with respect to facilities closings and staffing reductions announced in February 1998. See Note 16 of the Notes to Consolidated Financial Statement included elsewhere herein.

          Other Operating Income
          ----------------------

          Other operating income increased to $10.7 million in 1997, compared with $6.8 million in 1996. The increase resulted from gains reported on the sale of facilities and excess equipment of approximately $6.3 million, an increase of $4.3 million from the $2.0 million recorded in 1996. The approxi-mately $0.7 million gain on the sale of Wickes' headquarters in Vernon Hills, Illinois, is being amortized over a 15-year period consistent with Wickes' lease of the facility. This increase was partially offset by a $0.6 million gain recorded in 1996 as a result of the difference between insured replacement cost and book value as a result of a fire and storm damage at several of Wickes' building centers.

          Interest Expense
          ----------------

          Interest expense decreased to $21.4 million in 1997 from $21.8 million in 1996, as a result of a decrease in Company's overall effective borrowing rate of 21 basis points, partially offset by an increase in average outstanding debt under Wickes' revolving line of credit of $4.5 million. The increase in average outstanding debt was due primarily to reduced net cash flow from operating activities and increased investment in property, plant and equipment.

          Equity in Loss of Affiliated Company
          ------------------------------------

          During 1997, Wickes' equity in the losses of Riverside International LLC was $1.5 million compared with $3.2 million during 1996. The $1.5 million loss in 1997 reduced Wickes' net investment to zero. See Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

          Provision for Income Taxes
          --------------------------

          In 1997 Wickes recorded current income tax expense of $1.1 million compared with $1.0 million in 1996. Current income tax provisions for both years consist of state and local tax liabilities.

          A deferred tax benefit of $0.2 million was also recorded for 1997. This compares with a deferred tax expense of $0.3 million in 1996. The 1997 benefit results from the loss before income taxes and the establishment of a deferred tax asset, in accordance with FAS 109. Management has determined (based on Wickes' positive earnings growth from 1992 through 1994 and its expectations for the future) that operating income of Wickes will more likely than not be sufficient to recognize fully these net deferred tax assets. See
Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.

          Net Income
          ----------

          Wickes experienced a net loss of $1.6 million in 1997 compared with net income of $0.5 million in 1996, a change of $2.1 million. The primary components of this change consist of an increase in SG&A expense of $23.1 million and an increase in provision for doubtful accounts of $0.6 million. These unfavorable changes were partially offset by increases in gross profit of $13.6 million and other operating income of $3.9 million, as well as decreases in losses attributable to Riverside International LLC of $1.7 million, restructuring and unusual items of $1.3 million, and depreciation, goodwill and trademark amortization of $0.5 million.

          Had the program eliminations, facilities closings and expense reductions announced in October 1997 and February 1998 been implemented prior to the beginning of 1997, Wickes estimates that 1997 pro forma net income would have been $6.0 million, before the $6.9 million estimated charge with respect to these restructuring activities. See "Item 1. Business - Business Strategy" and Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

1996 Compared with 1995
-----------------------

          Net Sales
          ---------

          Net sales for 1996 decreased $124.1 million, or 12.8%, to $848.5 million from $972.6 million in 1995. Same store sales decreased 6.4%. During 1996, Wickes experienced a 2.1% decrease in same store sales to its primary customer segment, the professional home builder, and a 3.2% increase in same store sales to commercial builders.

          The reduction in the number of under-performing building centers pursuant to the restructuring plan committed to in December of 1995 was the major cause of the 1996 total sales decline. Pursuant to this plan, Wickes closed or consolidated 16 building centers in December 1995 and two during 1996. During 1995, these closed or consolidated building centers contributed an aggregate of $86.7 million to total net sales.

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

          Total housing starts in the United States increased 9.6% in 1996, and starts in Wickes' primary markets, the Midwest and Northeast, increased approximately 10.6% and 11.2%, respectively. Nationally, single family housing starts, which generate the majority of Wickes' sales to building professionals, experienced an increase of 7.8% in 1996, from 1.07 million starts in 1995 to 1.16 million starts in 1996. In 1996 inflation in lumber prices had a negligible effect on sales.

          Gross Profit
          ------------

          Gross profit decreased $31.3 million to 22.3% of net sales for 1996 compared with 22.7% of net sales for 1995. The primary reason for the decrease in gross profit was the reduction in total sales as a result of Wickes' program to reduce the number of under-performing building centers.

          The decline in gross profit as a percent of sales was primarily attributable to Wickes' continued emphasis on sales to the professional builder, resulting in an increase in the portion of Wickes' sales comprised of lower margin commodity products, and to a lesser extent a program to reduce the amount of excess and slow moving inventory. The percent of Company sales attributable to professional builders increased to 84.7% for 1996 compared with 81.6% in 1995, and sales attributable to commodity lumber products and manufactured housing components increased from 50.6% in 1995 to 52.7% in 1996. The decline in gross profit as a percent of sales was partially offset by a decrease in the cost associated with physical inventory count adjustments.

          Selling, General, and Administrative Expense
          --------------------------------------------

          In 1996, SG&A decreased as a percent of net sales to 19.1% compared with 20.0% of net sales in 1995. In 1996, Wickes focused substantial efforts on better aligning its SG&A expenses to sales volumes and improving the productivity of its existing sales staff in order to improve profitability.
As a result of Wickes' 1995 Plan and several cost reduction initiatives implemented in the second half of 1995 and early 1996 Wickes was able to reduce its total SG&A expense by 16.6%, which is proportionately greater than the 12.8% total sales decline for the year.

          Wickes experienced a decrease in salaries, wages and employee benefits as a percent of sales by 0.5% from 1995 to 1996. On a same store basis, the number of total employees at the average building center during 1996 was reduced approximately 13% from 1995. In 1996 Wickes successfully recovered
$3.7 million in previous years' insurance costs. The recoveries associated with workers compensation insurance reduced salaries, wages and employee benefits by 0.2% of sales, and the balance of the recoveries reduced property and casualty insurance, as a percent of sales, by 0.2%. Wickes also experienced decreases from 1995 to 1996 as a percent of sales in postage, communications, office supplies, and marketing expenses which were partially offset by increased delivery costs.

          In addition to the reductions in SG&A directly related to building center closings, other cost reduction initiatives included a reduction in vehicles and other equipment at continuing operations and various programs to reduce costs associated with the corporate headquarters in Vernon Hills, Illinois.

          Depreciation, Goodwill and Trademark Amortization
          -------------------------------------------------

          Depreciation, goodwill and trademark amortization costs decreased $0.5 million in 1996 compared with 1995. The primary reasons for this decrease were a program initiated in early 1996 to reduce excess vehicles and equipment and the closing and sale of facilities in conjunction with the 1995 Plan.

          Provision for Doubtful Accounts
          -------------------------------

          Provision for doubtful accounts decreased to $1.1 million or 0.1% of sales for 1996 from $6.5 million or 0.7% of sales for 1995. Much of this decrease was attributable to improved credit policies at centers acquired since 1994 and a more selective customer base. In addition, Wickes significantly increased its efforts to collect previously reserved accounts receivable.
The provision attributable to the Gerrity Lumber acquisition centers improved significantly from 1995 to 1996.

          Restructuring and Unusual Items
          -------------------------------

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

          Other Operating Income
          ----------------------

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

          Interest Expense
          ----------------

          Interest expense decreased to $21.8 million in 1996 from $24.4 million in 1995. This decrease was the result of a decrease in average outstanding debt under Wickes revolving line of credit of $26.8 million partially offset by an increase in the overall effective borrowing rate of 22 basis points. The decrease in average outstanding debt was due primarily to cash provided by operations, proceeds from the sale of additional common stock and the proceeds from the sale of excess real estate and vehicles.

          Equity in Loss of Affiliated Company
          ------------------------------------

          During 1996, Wickes' equity in the losses of Riverside International LLC was $3.2 million compared with equity in losses of $3.5 million during 1995. See Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

          Provision for Income Taxes
          --------------------------

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

          Net Income
          ----------

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

Life Insurance Operations
-------------------------

          The Company's Consolidated Statements of Operations include the operations of its former life insurance subsidiaries through June 6, 1996, the date of the Circle Merger. The following table sets forth financial information with respect to the Company's former life insurance operations through June 6, 1996:

                                                        Years ended
                                                        -----------
                                                       (in thousands)
                                                      1996       1995
                                                      ----       ----
Premiums and annuities                              $ 3,224     $ 8,298
Net investment income                                 5,027      14,492
Other income                                             83         453
Net investment gains                                  1,367       1,037
                                                    -------     -------
    Total income                                      9,701      24,280

Selling, general and administrative expenses          1,247       3,266
Interest expense                                          7         126
Benefits and losses                                   5,805      15,417
Policy acquisition expense                            2,313       3,805
                                                     ------     -------
     Total expenses                                   9,372      22,614
                                                     ------     -------
     Net income                                      $  329     $ 1,666
                                                     ======     =======

   Operating income after tax of $1,003,000 was generated for 1996; however, this was adjusted to a net income amount of $329,000 by recording additional amortization of deferred acquisition costs to reflect the net economic benefit accrued pursuant to the terms of the Circle Merger Agreement.

Parent Company and Other Subsidiaries
-------------------------------------

   The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Wickes and its former life insurance subsidiaries (the "Parent Group").

   The Parent Group's non-interest operating expenses for 1997 increased
46% to $2,769,000 compared to $1,898,000 in 1996. The primary reasons for the increase include approximately $673,000 of expenses relating to the acquisition of certain operations that Riverside acquired from Wickes that Wickes had determined to discontinue as a result of Wickes' plan to streamline its operations and focus primarily on its core professional builder business. The operations transferred include internet, telephony and utilities marketing. Other increases to the Parent Group's non-interest operating expenses include expenses that were no longer allocable to Riverside's life insurance operations. Other increases include a reserve of approximately $434,000 Riverside established in 1997 with respect to a receivable from an affiliate of Mr. Wilson. This affiliate provides the
Company use of an airplane for its travel.   During 1997, the Company's use
of this airplane was primarily by Wickes (see Note 15 of Notes to
Consolidated Financial Statements - "Related Party Transactions").   These
increases were offset by savings from the restructuring of the Wickes Financial Service Centers, Inc. program. In addition, in 1996, Riverside charged off certain deferred bank costs as a result of the Circle Merger.

   The Parent Group's non-interest operating expenses for 1996 decreased
29% to $1,898,000 compared to $2,679,000 in 1995. The primary reason for the decrease was savings made to the Wickes Financial Service Centers, Inc. program in 1996. This savings was partially offset by non-recurring expenses including bank debt costs amortized as a result of the Circle Merger, and expenses that were no longer allowable to Riverside's life insurance operations.

   Interest expense for 1997, 1996, and 1995 was $3,108,000,  $3,093,000,
and $3,280,000, respectively. In 1997, interest expense consisted of $1,473,000 on the Parent Company's subordinated notes, $167,000 on the Parent Company's other bank debt and $1,468,000 on the Parent Company's real estate mortgage debt. In 1996, interest expense consisted of $1,449,000 on the Parent Company's subordinated notes, $112,000 on the Parent Company's other bank debt, $867,000 on the Parent Company's real estate mortgage debt, $665,000 on a note to a bank repaid in June 1996, in connection with the reorganization of Riverside's former life insurance subsidiaries. Interest expense on the Parent Company's real estate debt will continue to decrease as a result of real estate sales. In 1997, the principal balance on the mortgage debt was reduced by $1.5 million.

   Revenues of the Parent Group (excluding investment income) for 1997, 1996 and 1995 were approximately $630,000, $493,000, and $1,057,000, respectively. The Parent Group's income primarily has consisted of non-recurring items, such as settlement proceeds from legal proceedings; therefore, comparisons between periods are not meaningful. Included in other income for 1997 was $598,000 received in a settlement relating to the Company's former property and casualty insurance operations. Revenues for 1996 included $200,000 received in a settlement relating to the Company's former property and casualty insurance operations. Revenues for 1995 primarily consisted of $600,000 related to settlement of a disputed financing proposal and other non-recurring items.

   Revenues and expenses for 1998 are anticipated to increase significantly as a result of the acquisition and expansion of the Parent Company's internet, telephony and utilities marketing operations. The Company intends to monitor carefully the progress of its internet, telephony and utilities marketing operations and may expand or curtail any or all of them, depending upon operating results achieved.

Real Estate Investments
-----------------------

   The Company's real estate investments consist of $9,664,000 in Georgia properties, $4,592,000 in Florida properties and $73,000 in other states.

   Included in the Company's net realized investment gains(losses) for 1997, 1996 and 1995 were net realized gains(losses) on real estate investments of $897,000, $656,000 and $392,000, respectively.

Discontinued Operations
-----------------------

   On December 1, 1997, the Company completed the sale of its mortgage lending operations to an unrelated third party. The Company did not realize any gain or loss from the transaction, but did agree to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 250,000 shares of its Wickes common stock pledged as collateral for this indemnification obligation. As the construction loan portfolio decreases, the shares held as collateral will be released. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position on results of operations.

   The following table sets forth comparative information concerning the results of the Company's former mortgage lending operations.


                                                  1997          1996
                                                  ----          ----
Revenues from loans                             $1,363        $   368
Other income                                         3              -
                                                ------         ------
  Total revenues                                 1,366            368

Selling, general & administrative expenses(1)    1,077          1,327
Interest expense                                   677             65
                                                ------        -------
  Total expense                                  1,754          1,392

                                                ------        -------
Net loss                                        $ (388)       $(1,024)
                                                ======        =======


(1) Net of reimbursements of $955,000 and $396,000 received during 1997 and 1996, respectively, by the Parent Company on behalf of its mortgage Lending Operations, from Wickes.

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

   The following table sets forth information concerning the results of the Company's former property and casualty operations.



                                         Year ended December
                                         -------------------
                                                  1995
                                                  ----
                                             (in thousands)
Gross premiums written                          $   (87)
Net premiums earned                                 (99)
Net incurred losses                                (170)
  % of earned premium                               172%
Policy acquisition & insurance fees                 394
% of earned premium                                (398%)
Net loss from discontinued operations           $(1,086)


   Realized gains on sales of property and casualty insurance investments included in discontinued operations were $31,000 in 1995.

Income Taxes
------------

   The Company's effective income tax rate was 23% in 1997, 5% in 1996, and
14% in 1995.   The current income tax provision consists of state and local tax liabilities for Wickes. The low effective tax rate for 1996 is attributable to the reduction in valuation allowance allowing previously deferred tax benefits to be recognized currently. It is management's determination that future profitability of Wickes and recognition of potential gains on real estate sales will allow realization of the previously recorded deferred tax assets. This determination is based on Wickes' positive earnings growth from 1992 to 1994, and its expectations for the future that operating income of Wickes will more likely than not be sufficient to fully utilize these deferred tax assets. See Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.


                       LIQUIDITY AND CAPITAL RESOURCES

The Parent Group
----------------

   The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead.

   Operations, exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in debt instruments), consist primarily of real estate sales and the Parent Company's internet, telephony and utilities marketing operations. The Parent Company's internet, telephony and utilities marketing operations are in the start-up phase and are expected to be net users of cash at least through August of 1998. Also, real estate sales proceeds are required to be applied to real estate debt reduction and are not available to the Parent Company for other purposes.

   On December 31, 1997, Riverside disposed of its investment in Circle
(see "Item 1. Business - Life Insurance Operations") for an aggregate of approximately $5.4 million in cash. Of this amount: (i) approximately $1.2 million was utilized to repay in full the Parent Company's bank line of credit and (ii) as of March 31, 1998, $1.4 million remains in pledge to secure the Parent Company's $16 million real estate indebtedness to American Founders. At March 31, 1998, after the payment of the regularly scheduled semiannual interest on the Company's 13% subordinated notes due 1999 ("the 1999 Notes") and the remaining balance of Riverside's secured obligation to a third party, the Parent Company had approximately $800,000 in cash on hand.

   The Parent Company believes that its cash on hand will not be sufficient to support its operations and overhead and to service its indebtedness until such time as the Parent Company's internet, telephony and utilities marketing operations have begun to generate significant positive cash flow. Therefore, the Parent Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing. The principal asset that could be sold by the Parent Company would be its shares of Wickes common stock.

   As discussed above, $1.4 million in cash, together with real estate and
1.4 million shares of Wickes common stock, are pledged to secure the Parent Company's $16 million of real estate indebtedness. The amount of required collateral for this indebtedness is adjusted quarterly, and cash collateral will be released in the event there is any excess collateral at any quarterly valuation date, which would depend upon factors including the market value of Wickes' common stock and the timing and amount of real estate sales.

   For a description of a $1.5 million demand bank line of credit obtained by the Company on May 1, 1997 and repaid on December 31, 1997, see Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

   For a description of the modification by the Company of an existing obligation to a third party in the approximate amount of $900,000 in June 1997, which the Company plans to repay in full on March 31, 1998, see Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

   In late September and early October 1997, the Company sold an aggregate of 64,875 shares of Wickes common stock to Kenneth M. Kirschner, Vice Chairman, director of the Company, and an executive officer of Wickes, and Frederick H. Schultz, a director of the Company. The aggregate purchase price was $290,000, or $4.47 per share, which equaled the 30-day average closing bid price for Wickes common stock on the NASDAQ National Stock Market prior to the sales.

   In the fourth quarter of 1997, J. Steven Wilson, the Company's Chairman, President and Chief Executive Officer advanced $160,000 to the Company, which at March 31, 1998 the Company had not repaid.

   The $10,000,000 principal of the Company's 13% Subordinated Notes is due in September 1999. The Company anticipates that to repay this indebtedness it will need to obtain additional funds through borrowings, issuance of debt or equity securities, asset sales, or funds provided by operations.

   During 1997, stockholders' equity decreased by a net of $6.0 million. This decrease is primarily a result of Wickes' net loss and the Parent Company's interest and operating expenses.

   FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The discussion above of the Company's future liquidity needs and sufficiency constitutes Forward-Looking Information within the meaning of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt payments, (ii) the release of cash collateral from pledge under the Company's real estate debt, which depends upon, among other things, the level of real estate sales and values and the trading prices of Wickes common stock, (iii) the level of positive or negative cash flow generated by the Parent Company's internet, telephony and utilities marketing operations,
(iv) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock and the Parent Company's internet, telephony and utilities marketing operations and (v) the ability of the Company to raise funds through sales of Wickes common stock. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia, and Jacksonville, Florida. The Company's ability to sell Wickes common stock would depend upon, among other things, the trading price of Wickes common stock and, in light of the relatively low trading volume for Wickes common stock, possibly the Company's ability to find a buyer or buyers for Wickes common stock in a private transaction or otherwise.

Wickes
------

   Wickes' principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. Wickes' primary need for capital resources is to finance inventory and accounts receivable.

   In 1997, net cash used in operating activities amounted to $24.6 million. This compares with cash provided by operating activities of $18.7 million in 1996 and $15.9 million in 1995. The change of $43.3 million is primarily the result of increases in accounts and notes receivable, inventory, and other assets, as well as decreased earnings after adjustment for non-cash expenses. A smaller decrease in accounts payable and accrued liabilities than the decrease recorded in 1996 helped to offset a portion of the change in net cash used in operating activities. The primary sources of cash for operating activities were borrowings on Wickes' revolving credit agreement and proceeds from the sales of property, plant, and equipment. Wickes also increased its capital expenditures in 1997 to $7.8 million from $2.9 million in 1996.

   Accounts receivable at the end of 1997 were $10.6 million, or 14.9%, higher than at year end 1996 as a result of an increase in accounts with extended terms, a reduction in allowance for doubtful accounts, and a receivable established for a property insurance loss. Inventory at the end of December 1997 was $2.0 million higher than at the end of 1996, primarily as a result of an increase in the number of sales and distribution centers. The amount of Wickes' accounts payable on any balance sheet date may vary from the average accounts payable throughout the period due to the timing of payments and will tend to increase or decrease in conjunction with an increase or decrease in inventory. Wickes' use of funds of approximately $3.4 million in other assets was primarily the purchase of $2.2 million in rental equipment to establish rental programs at 25 of its sales and distribution facilities and $0.9 million in additional transaction costs to amend and restate Wickes' revolving credit agreement on April 11, 1997.

   In 1997 Wickes completed two significant sale leaseback transactions that resulted in net proceeds of approximately $9.6 million, one of these being Wickes' headquarters in Vernon Hills, Illinois. The $0.7 million gain on the sale of the headquarters facility is being amortized over the term of the lease.

   Wickes' capital expenditures consist primarily of the construction of facilities for new and existing operations, the remodeling of sales and distribution facilities and component manufacturing facilities, and the purchase of equipment and management information systems. Wickes may also from time to time make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. Wickes made $7.8 million in capital expenditures in 1997. Approximately $4.1 million was expended on capital improvements for new operations, showroom Resets and expansion of manufacturing operations.
Wickes expects to spend between $4 million and $5 million in 1998. These expenditures are expected to be funded by Wickes' borrowings and its internally generated cash flow. At December 27, 1997, there were no material commitments for future capital expenditures.

   Wickes maintained excess availability under its revolving credit facility throughout 1997. Wickes' receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In the first and second quarters of each year, Wickes typically reaches its peak utilization of its revolving credit facility because of the inventory build-up needed for the peak building season. At all times during 1997 Wickes was in full compliance with all of the requirements contained in its revolving credit agreement. Availability under the revolving credit facility is limited, in the aggregate, to the lesser of $130 million and a "borrowing base amount", which is the sum of (i) between 80% and 85% of eligible accounts receivable plus (ii) between 50% and 60% of eligible inventory. At February 28, 1998, Wickes had outstanding borrowings of $95.4 million and unused availability of $17.4 million under its revolving credit facility.

   A second amendment and restatement of Wickes' revolving credit agreement was completed on April 11, 1997. Among other things, this amendment and restatement (i) extended the life of the facility to March 2001, (ii) reduced the interest rate premiums over LIBOR and over prime by 75 basis points,
(iii) included provisions for further interest rate premium reductions if certain performance levels are achieved, (iv) modified certain covenants, and
(v) provided for increases in the amount of capital expenditures allowed by the agreement equal to the proceeds received from the sale of certain excess real estate. On December 24, 1997, the second amended and restated revolving credit agreement was amended to incorporate, among other things, a reduction in the fixed charge and net worth levels for the fourth quarter of 1997 and first quarter of 1998. A third amendment which, among other things, further reduced the fixed charge ratio requirement for the first three quarters of 1998 and allowed Wickes to proceed with its 1998 Restructuring plan, was completed in March of 1998. See Note 16 of Notes to Consolidated Financial Statements included elsewhere herein. Wickes currently has excess availability under its revolving credit facility and anticipates that funds provided by operations and under this facility will be adequate for Wickes' future needs.

   On June 16, 1997 Wickes entered into an interest rate swap agreement which effectively fixed the interest rate at 8.11% (subject to adjustments in certain circumstances), for three years, on $40 million of Wickes' borrowings under its floating rate revolving line of credit. This interest rate swap is operative while the 30 day LIBOR borrowing rate remains below 6.7%. At November 3, 1997 the 30 day LIBOR borrowing rate was 5.65%.

   The revolving credit facility and the trust indenture relating to Wickes' 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Among other things, the revolving credit facility prohibits non-stock dividends, certain investments and other "restricted payments" by Wickes. The trust indenture generally restricts non-stock dividends and other "restricted payments" by Wickes to 50% of "cumulative consolidated net income", or if cumulative consolidated net income is a loss, minus 100% of such loss, of Wickes earned subsequent to October 22, 1993, plus the proceeds of the sale of certain equity securities after such date. In addition, the trust indenture prohibits non-stock dividends and limits other restricted payments while (as at present) Wickes' fixed charge coverage ratio is less than or equal to 2.0.

Recently Issued Accounting Pronouncements
-----------------------------------------

   Statement of Financial Accounting Standards No. 128, "Earnings Per Share", revises the disclosure requirements and increases the comparability of earnings per share data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement requires dual presentation of basic and diluted earnings per share on the Company's Statements of Operations and is effective for the Company's fiscal year ending December 27, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

   Statement of Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure", establishes standards for disclosing information about an entity's capital structure. The new accounting principle is effective for the Company's fiscal year ending December 27, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in a business' equity. Comprehensive income includes net income, as well as other components (revenues, expenses, gains and losses) that, under generally accepted accounting principles, are excluded from net income, but effect equity. The statement is effective for fiscal years beginning after December 15, 1997. The Company believes adoption of the statement will not have a material effect on its financial statements.

   Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", changes SFAS 14 by requiring a new framework for segment reporting and includes the disclosure of financial information related to each segment. The statement is effective for fiscal years beginning after December 15, 1997.

Year 2000
---------

   In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, The Company is communicating with its customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with are not made in a timely manner, the Year 2000 issue may have a material adverse effect on The Company's business, financial condition, and results of operations. The total cost associated with the required modifications is not expected to be material to The Company's consolidated results of operations and financial position, and is being expensed as incurred.

Item 7.A  Quantitative and Quantitative Disclosures About Market Risk.
----------------------------------------------------------------------

          Not applicable.

Item 8.   Financial Statements and Supplementary Data.
------------------------------------------------------

          Financial statements of the Company are set forth herein beginning on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

          Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1998.

Item 11.  Executive Compensation.
---------------------------------

          Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

        Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1998.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

        Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1998.

                                   PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form
           8-K.

   (a)  List of Financial Statements and Schedules Filed as a Part of this
        Report:

   (1)  Financial Statements:


        Riverside Group, Inc. and Subsidiaries:                                 Page No.
                                                                                --------
        Report of Independent Accountants                                       F - 1

        Consolidated Balance Sheets - December 31,
        1997 and 1996                                                           F - 2

        Consolidated Statements of Operations
        for the years ended December 31, 1997,
        1996 and 1995                                                           F - 3

        Consolidated Statement of Stockholders'
        Equity for the years ended December 31,
        1997, 1996 and 1995                                                     F - 4

        Consolidated Statements of Cash Flows for
        the years ended December 31, 1997, 1996
        and 1995                                                                F - 5

        Notes to Consolidated Financial Statements                              F - 6

   (2)  Financial Statement Schedules:

        Riverside Group, Inc. and Subsidiaries:

        Report of Independent Accountants                                       S - 1

        Schedule II -  Valuation and Qualifying Accounts                        S - 2

        Schedule III - Condensed Financial Information of Registrant            S - 3

        (b)  Reports on Form 8-K - None

        Exhibits

 3.1 (a)* Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.01 to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1994).

 3.2* Amended and Restated Bylaws, as amended to date (previously filed as Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 4.1* (a)* Second Amended and Restated Credit Agreement dated April 17, among Wickes as Borrower, each of the financial institutions signatory thereto, BT Commercial Corporation as Agent for Nations Bank of Georgia N.A. as Syndication Agent, and Bankers Trust Company, as Issuing Bank (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by Wickes for the period ended in March 1997).

        (b)* First Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by Wickes for the period ended in June 1997).

        (c)* Second Amendment to Second Amended and Restated Credit Agreement (incorporated by reference too Exhibit 4.1 to the Annual Report on Form 10-K filed by Wickes for its fiscal year ended December 27, 1997(the "Wickes 1997 Form 10-K")).

        (d)* Third Amendment to Credit Agreement (incorporated by reference to
        Exhibit 4.1 to the Wickes 1997 Form 10-K).

 4.2* Indenture dated as of October 15, 1993 between Wickes and Marine Midland Bank, N.A. (incorporated by reference to
        Exhibit 4.2 to the Annual Report Form 10-K filed by Wickes Inc. for its fiscal year ended December 30, 1993).

 10.1   (a)**  Non-Qualified Stock Option Plan.

        (b)**  Form of Non-Qualified Stock Option Agreement.

 10.2* Agreement made as of September 20, 1993, among Riverside Group, Inc., American Financial Acquisition Corporation, Wickes Inc. and Bankers Trust (Delaware)(previously filed as
        Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 10.3*  Trademark Agreement, dated April 29, 1988, between Wickes
        Companies, Inc. and Wickes Inc. (incorporated by reference to
        Exhibit 10.2 to the Registration Statement on Form S-1
        (Commission File No. 2-67334) filed by Wickes Inc. (the
        "Wickes Form S-1")).

 10.4*  Agreement dated July 21, 1993, between Collins & Aikman
        Group, Inc. and Wickes Inc. (incorporated by reference to
        Exhibit 10.12 to the Wickes Form S-1).

 10.5*  Merger Agreement dated March 8, 1996, between American
        Financial Acquisition Corporation and Circle Investors, Inc. (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

 10.6 (a)* Amended and Restated 1993 Long-Term Incentive Plan of Wickes Inc. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by Wickes Inc. for the year ended December 31, 1994 (the "Wickes 1994 Form 10-K" ))

        (b)* Amendment No. 1 (incorporated by reference to Exhibit 10.8(b) to the Annual Report on Form 10-K filed by Wickes Inc. for the year ended December 29, 1996).

        (c)*  Form of Option Agreement (incorporated by reference to Exhibit
        10.22 to the Wickes Form S-1).

        (d)*  Form of Option Agreement (incorporated by reference to Exhibit
        10.8 to the Wickes 1994 Form 10-K).

        (e)* Form of Long-Term Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Wickes 1994 Form 10-K).

        (f)* Form of Long-term Performance Bonus Agreement (incorporated by reference to Exhibit 10.8 to the Wickes 1994 Form 10-K).

        (g)* Amendment No. 2. (incorporated by reference to Exhibit 10.4(g) to the Wickes 1997 Form 10-k).

        (h)* Form of Option Agreement. (incorporated by reference to Exhibit 10.4(h) to the Wickes 1997 Form 10-K).

10.8 (a)* Amended and Restated 1993 Director Incentive Plan of Wickes (incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed by Wickes for the period ending in March 26, 1994).

        (b)*  Form of Option Agreement (incorporated by reference to Exhibit
        10.24 to the Form S-1).

10.9* Special Severance and Stay Incentive Bonus Plan (incorporated by reference to Exhibit 10.7 to the Wickes 1997 Form 10-K).

10.10 (a)* Agreement dated November 4, 1997 between the Registrant and Wickes Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

        (b)* Agreement and Closing Agreement to Agreement dated November 4, 1997 between the Registrant and Wickes (incorporated by reference to Exhibit 10.9(b) to the Wickes Inc. 1997 Form 10-K).


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


Dated:   March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ J. Steven Wilson                    /s/Edward M. Carey, Sr.
---------------------------             ---------------------------

J. Steven Wilson                        Edward M. Carey, Sr.
Principal Executive Officer             Director, March 31, 1998
and Director, March 31, 1998


/s/ Frederick H. Schultz                /s/ Kenneth M. Kirschner
---------------------------             ---------------------------

Frederick H. Schultz                    Kenneth M. Kirschner
Director, March 31, 1998                Director, March 31, 1998


/s/ C. Herman Terry                     /s/ Varina M. Steuert
---------------------------             ---------------------------

C. Herman Terry                         Varina M. Steuert
Director, March 31, 1998                Director, March 31, 1998


                                        /s/ Catherine J. Gray
                                        ----------------------------

                                        Catherine J. Gray
                                        Senior Vice President
                                        (Principal Accounting and
                                        Financial Officer), March 31, 1998

March 31, 1998

Report of Independent Accountants

To the Board of Directors and Stockholders,

Riverside Group, Inc.


We have audited the accompanying consolidated balance sheet of Riverside Group, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, common stockholders equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverside Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                  Coopers & Lybrand L.L.P.

Jacksonville, Florida

March 31, 1998

                                Riverside Group, Inc. and Subsidiaries
                                     Consolidated Balance Sheets
                              (in thousands, except per share data)

                                                                December 31,           December 31,
                                                                    1997                   1996
                                                                ------------           ------------
                           ASSETS
Current assets:
   Cash and cash equivalents                                    $     3,154            $     3,100
   Notes receivable                                                   3,534                    399
   Accounts receivable, less allowance for doubtful
     accounts of $4,206 in 1997 and  $4,318 in 1996                  81,968                 71,315
   Inventory                                                        102,706                100,672
   Deferred tax asset                                                 8,955                 10,331
   Prepaid expenses                                                   1,250                    971
                                                                -----------            ------------
     Total current assets                                           201,567                186,788

Investment in real estate                                            14,329                 16,854
Investment in Circle Investors, Inc.                                     --                  5,345
Property, plant and equipment, net                                   46,792                 50,245
Trademark (net of accumulated amortization of $ 10,274 in 1997
            and $10,052 in 1996)                                      6,745                  6,948
Deferred tax asset,net                                               20,361                 18,831
Excess of cost over fair value of assets acquired                    15,684                 16,463
Net assets (liabilities) of discontinued operations                     (34)                   245
Other assets (net of accumulated amortization of
   $8,718 in 1997 and $6,972 in 1996)                                 8,427                  8,095
                                                                ------------           ------------
     Total assets                                               $   313,871            $   309,814
                                                                ============           ============

                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                          $       702           $       953
   Accounts payable                                                   41,629                41,301
   Income tax payable                                                     25                    25
   Accrued liabilities                                                23,111                27,909
                                                                 -----------           -----------
     Total current liabilities                                        65,467                70,188

Long-term debt, less current maturities                              202,686               186,142
Mortgage debt                                                         16,038                17,416
Other long-term liabilities                                            3,084                 2,985
                                                                 -----------           -----------
     Total liabilities                                               287,275               276,731

Minority interest                                                     11,976                12,308
Commitments and contigencies (Note 11)

Common stockholders' equity :
   Common stock, $.10 par value; 20,000,000 shares authorized;           529                   530
    issued and oustanding, 5,287,123 in 1997 and 5,296,123 in 1996
   Additional paid in capital                                         16,783                16,728
   Retained earnings(deficit)                                         (2,692)                3,517
                                                                 -----------           -----------
   Total common stockholders' equity                                  14,620                20,775

                                                                 -----------           -----------
   Total liabilities and common stockholders' equity             $   313,871           $   309,814
                                                                 ===========           ===========




                   See Accompanying Notes to Consolidated Financial  Statements.

                                Riverside Group, Inc. and Subsidiaries
                                Consolidated Statement of Operations
                                (in thousands except per share amounts)





                                                                   1997              1996              1995
                                                                ----------         ----------        ----------
Revenues:
  Sales and service revenues                                    $  884,082         $  467,254        $       --
  Insurance premiums and annuity considerations                         --              3,224             8,298
  Net investment income (loss)                                         (31)             6,325            14,492
  Net realized investment gains  (losses)                              897              1,672              (234)
  Other operating income                                            11,297              4,837             1,513
                                                                ----------         ----------        ----------
                                                                   896,245            483,312            24,069
                                                                ----------         ----------        ----------
Costs and expenses:
  Cost of sales                                                    681,056            363,930                --
  Provision for doubtful accounts                                    2,148              3,523                --
  Depreciation, goodwill and trademark amortization                  5,613              2,830                --
  Loss on reorganization of life insurance subsidiaries                 --                124            10,972
  Restructuring and unusual items                                     (559)               745                --
  Selling, general and administrative expenses                     187,524             84,428             5,221
  Interest expense                                                  24,525             13,678             3,280
  Policyholder benefits                                                 --              5,805            15,417
  Policy acquistion expenses                                            --              2,026             3,085
                                                                ----------         ----------        ----------
                                                                   900,307            477,089            37,975
                                                                ----------         ----------        ----------

Earnings(loss) before income taxes, equity in related parties,
  and minority interest                                             (4,062)             6,223           (13,906)

  Current income tax expense                                         1,099                259                --
  Deferred income tax expense (benefit)                               (153)                61            (1,910)
  Equity in losses of Wickes Inc.                                       --              1,714             5,849
  Equity in losses of related parties                                1,516              1,253                --
  Minority interest, net of income taxes                              (703)             2,318                --
                                                                ----------         ----------        ----------
  Earnings (loss) before discontinued operations                    (5,821)               618           (17,845)

Discontinued operations:
  Loss from operations of discontinued property and
    casualty insurance company, net of income taxes                     --                 --            (1,086)
  Gain on disposal of discontinued property and
    casualty insurance company, net of income taxes                     --                 --             2,731
  Loss from operations of discontinued mortgage
    lending operations, net of income taxes                           (388)            (1,024)               --
                                                                ----------         ----------        ----------
  Net earnings (loss)                                           $   (,6209)        $     (406)       $  (16,200)

Basic and diluted earnings (loss) per share:

  Earnings (loss) from continuing operations                    $    (1.12)        $     0.12        $    (3.38)
  Net gain (loss) from discontinued operations                       (0.07)             (0.20)             0.31
                                                               -----------         ----------        ----------
  Earnings (loss) per share                                     $    (1.19)        $    (0.08)       $    (3.07)
                                                               ===========         ==========        ==========

  Weighted average number of common stock
  used in computing earnings per share                           5,193,970          5,286,316         5,284,280




                 See accompanying Notes to Consolidated Financial Statements.

                                   Riverside Group, Inc. and Subsidiaries
                         Consolidated Statement of Common Stockholders' Equity
                                               (in thousands)






                                                                                                    Unrealized             Total
                                                                  Additional                        Investment            Common
                                                Common             Paid-In          Retained        Appreciation       Stockholders'
                                                Stock              Capital          Earnings        (Depreciation)         Equity
                                                -------           ----------        ---------       -------------       ------------
Balance, December 31, 1994                      $     547         $  18,175         $ 20,123        $    (9,742)        $    29,103

Net loss                                               --                --          (16,200)                 --            (16,200)
Purchase and retirement of 201,458 shares of
   common stock, at cost                              (20)           (1,148)              --                  --             (1,168)
Issuance of 46,800 share of common stock                4               152               --                  --                156
Cost of ESOP shares released                           --                30               --                  --                 30
Change in unrealized investment appreciation
   of fixed maturities and equity securities           --                --               --              14,135             14,135
                                                ---------         ---------         --------         -----------        -----------
Balance, December  31, 1995                           531            17,209            3,923               4,393             26,056

Net loss                                                                                (406)                                  (406)
Purchase and retirement of 15,000 shares of
   common stock, at cost                               (1)              (44)              --                  --                (45)
Cost of ESOP shares released                           --                93               --                  --                 93
Change in unrealized investment appreciation
   of fixed maturities and equity securities           --                --               --              (4,393)            (4.393)
Dividend paid ($.10 per common share)                  --              (530)              --                  --               (530)
                                                ---------         ---------        ---------         -----------        -----------
Balance, December  31, 1996                           530            16,728            3,517                   0             20,775

Net loss                                                                               (6,209)                               (6,209)
Purchase and retirement of 9,000 shares of
   common stock, at cost                               (1)              (17)               --                 --                (18)
Cost of ESOP shares released                           --                72                --                 --                 72
                                                ---------         ---------        ----------        -----------         ----------
Balance, December  31, 1997                     $     529         $  16,783        $   (2,692)       $         0         $   14,620
                                                =========         =========        ==========        ===========         ==========



              See Accompanying Notes to Consolidated Financial Statements.

                                       Riverside Group, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                                (in thousands)

                                                                                        Years Ended December 31,
                                                                        ------------------------------------------------
Cash Flows from Operating Activities                                        1997               1996              1995
                                                                        ------------------------------------------------
  Net loss                                                              $  (6,209)         $     (406)        $  (16,200)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Intangible assets written off for life insurance reorganization            --                  --             10,790
    Gain on disposal of discontinued property and casualty
      insurance operations                                                     --                  --             (2,731)
    Depreciation expense                                                    4,433               2,303              1,348
    Amortization expense                                                    2,754               1,695                 --
    Net change in deferred acquistion costs                                    --                  49              2,614
    Provision for doubtful accounts                                         2,148               3,523                 --
    Loss on Life Insurance Reorganization                                      --                 124                 --
    Gain on sale of fixed assets                                           (6,156)               (705)                --
    Net realized investment gains                                            (897)             (1,672)              (234)
    Provision for deferred income taxes                                      (153)                300             (1,910)
    Equity in  losses of unconsolidated subsidiaries                        1,516               2,967              5,849
    Minority interest                                                        (703)              2,318                 --
    Interest on policyholders' funds                                           --               3,469              9,178
    Change in other assets and liabilities:
      (Increase)/decrease in accounts receivable                          (12,497)             12,802                 --
      (Increase)/decrease in notes receivable                              (3,135)                 --                 --
      (Increase)/decrease  in  inventory                                   (2,034)             10,000                 --
      (Increase) /decrease in other assets                                 (4,740)              1,988                 --
      Increase in deferred gain                                              (670)                 --                 --
      Accrued investment income                                                --                 197                962
      Premiums receivable and unearned premiums                                --                  80                 13
      Increase (decrease) in accounts payable and accrued liabilities      (3,745)            (17,759)                --
      Reserve for unpaid claims, policy benefits and
        recoverable on paid losses from reinsurers and others                  --                (504)              (827)
      Net liabilities of discontinued operations, other liabilities
       and current income taxes                                               318              (2,583)            (6,187)
                                                                        ---------          ----------         ----------
    Net Cash Provided (Used In) Operating Activities                      (29,770)             18,186              2,665

Cash Flows from Investing Activities
   Purchase of investments:
      Property, plant and equipment                                        (7,772)               (949)                --
      Fixed maturities available for sale                                      --             (36,867)           (63,425)
      Equity securities                                                        --              (8,602)               (39)
      Investment real estate                                               (1,004)               (905)              (969)
      Mortgage and policy loans                                                --             (15,570)            (7,104)
      Short-term investments                                                   --                  --           (368,933)
      Securities of Wickes Inc.                                                --             (10,000)            (2,296)
   Sale, maturity, and principal reductions of investments:
      Property, plant and equipment                                        13,802               2,113                 --
      Fixed maturities available for sale                                      --              41,675             90,411
      Equity securities                                                        --               8,643              1,922
      Investment real estate                                                4,407               2,539             14,386
      Short-term investments                                                   --                  --            370,280
      Mortgage and policy loans                                                --               7,800              7,672
      Securities of Wickes, Inc.                                              290                  --                 --
   Life Insurance Reorganization proceeds                                   5,315              35,000                 --
   Net assets of Life Insurance Reorganization                                 --             (28,202)                --
                                                                        ---------           ---------         ----------
      Net Cash Provided by (Used in) Investing Activities                  15,038              (3,325)            41,905

Cash Flows from Financing Activities
      Net borrowings(repayment)  under revolving line of credit            16,732             (22,928)                --
      Repayment of debt                                                    (3,529)            (21,264)           (16,811)
      Increase in borrowings                                                1,539              17,798              2,700
      Purchase and retirement of treasury shares                              (18)                (46)            (1,168)
      Issuance of common stock                                                 62                  --                156
      Dividend paid to stockholders                                            --                (530)                --
      Deposits of policyholders' funds                                         --                 192                586
      Withdrawal of policyholders' funds                                       --              (8,665)           (29,964)
                                                                        ---------          ----------        -----------
      Net Cash Provided by (Used In) Financing Activities                  14,786             (35,443)           (44,501)

        Net Decrease in Cash and Equivalents                                   54             (20,582)                69
        Cash and equivalents at beginning of period                         3,100              21,100                189
        Wickes Inc. Cash Balance                                               --               2,582                 --
                                                                        ---------          ----------         ----------
        Cash and equivalents at end of period                           $   3,154          $    3,100         $      258
                                                                        =========          ==========         ==========

            See Accompanying Notes to Consolidated Financial Statements.
                                F-5

RIVERSIDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1997, 1996 and 1995


1.   Organization and Significant Accounting Principles
-------------------------------------------------------

ORGANIZATION

Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside" also "Parent Company"), is a holding company engaged through its 51%-owned subsidiary, Wickes Inc. ("Wickes"), in the supply and distribution of building materials. Unless the context indicates otherwise, the term "Company" as used herein refers to Riverside and its subsidiaries.

The consolidated financial statements present the results of operations, financial position, and cash flows of Riverside and all of its wholly-owned and majority-owned subsidiaries. The Company's wholly-owned and majority-owned subsidiaries include: Wickes Financial Services Center, Inc. ("WFSC"); and the parent's two principal insurance holding company subsidiaries, American Financial Acquisition Corporation ("AFAC"), Dependable Insurance Group, Inc. ("DIGI") and their subsidiaries. For a description of the Company's accounting for its Wickes' subsidiary, (see Note 3, "Acquisitions").

AFAC's principal wholly owned subsidiary include: American Founders Insurance Company ("American Founders") through June 1996, when the Company completed the Life Insurance Reorganization (see Note 4, "Reorganization of Life Insurance Operations").

Dependable Group's subsidiaries (all of which are, or were during the periods for which they are included, wholly-owned) are: (i) a mortgage lending company, Wickes Mortgage Lending, Inc. ("WML"), from April 1996 through December 1997 when it was sold (See Note 6,"Sale of Mortgage
Lending Operations") and (ii) a stock property and casualty insurance company, Dependable Insurance Company, Inc. ("Dependable"), through September 1995 when it was sold (see Note 5, "Divestiture of Property and Casualty Insurance Operations").


SALE OF MORTGAGE LENDING OPERATIONS

The Company has included the operations of WML as discontinued operations for all periods presented in the consolidated statements of operations.

DIVESTITURE OF PROPERTY AND CASUALTY INSURANCE OPERATIONS

The Company has included the operations of Dependable as discontinued operations for all periods presented in the consolidated statements of operations.

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

INVENTORY

Inventory consists principally of finished goods. The Company uses the first-in, first-out ("FIFO") method for valuing its inventory. Inventory is valued at the lower cost of cost or market, but not in excess of net realizable values.

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost and are depreciated using the straight-line method. Estimated useful lives range from 15 to 39 years for buildings and leasehold improvements. Machinery and equipment useful lives range from three to six years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant and equipment are included in the Company's results of operations as other operating income. During 1997 the Company disposed of property and equipment for a net gain of $6,156,000, of which $5,989,000 was from the sale of excess properties.

RENTAL EQUIPMENT

Rental equipment consists of hand tools and power equipment held for rental. This equipment is depreciated under the straight line method over a 5-to-10 year life.

OTHER ASSETS

Other assets consists primarily of deferred financing costs which are amortized over the expected terms of the related debt. Also included in other assets is approximately $1.5 million cash that was held as collateral for certain real estate properties (see Note 10. "Long-Term Debt").

TRADEMARK

The Company is amortizing Wickes' "Flying W" trademark over its useful life of 40 years.

INVESTMENT IN REAL ESTATE

Investments in real estate are carried at the lower of cost or appraised value. Foreclosed property is valued at the lower of the carrying amount or fair market value. The Company s investment in real estate primarily consists of real estate purchased from American Founders, in connection with the Life Insurance Reorganization (see Note 4. "Reorganization of Life Insurance Operations"). For transactions between companies under common control, the Company records purchases at the lower of historical carryover cost or fair value.

PARTIALLY-OWNED COMPANIES

Investments in certain partially-owned companies are recorded using the equity method if the Company has significant influence over the investee's operations and the Company's ownership percentage is 50% or less. The
Company accounted for its investment in Circle through December 30, 1997 on the equity method (see Note 4. "Reorganization of Life Insurance Operations"). In addition, the Company accounted for its investment in Wickes through June 30, 1996, on the equity method (see Note 3. "Acquisitions - Investment in Wickes Inc.").

The Company's investment in an international operation is recorded under the equity method. The Company's share of losses is reflected as equity in loss of affiliated company on the Consolidated Statements of Operations. As of December 31, 1997 the Company's investment has been reduced to zero.

INVESTMENTS

The investments of Riverside's former life insurance subsidiaries included fixed maturities, equity securities, mortgage loans and policy loans. The Company accounted for these investments through June 6, 1996 (see Note 4. " Reorganization of Life Insurance Operations"), as described below:

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

When impairment of value of an investment in securities is considered other than temporary,the decrease in value is reflected in the Consolidated Statement of Operations as a realized investment loss, and a new cost basis is established. Realized investment gains and losses are reported in Consolidated Statement of Operations using the specific identification method.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity date of
three months or less at date of purchase to be cash equivalents.   There was
$3,498,000 in cash at December 31, 1997, that was held as collateral for certain real estate properties (see Note 10. "Long - Term Debt"), of this amount $1,504,000 was reclassed to other assets.

ALLOWANCE FOR LOSSES

The Company provides for valuation allowances for estimated losses on real estate when a significant and permanent decline in value occurs. In providing valuation allowances, costs of holding real estate, including the cost of capital, are considered. The Company's real estate is reviewed periodically to determine potential problems at an early date.

ACCOUNTS PAYABLE

The Company includes outstanding checks in excess of in-transit cash in accounts payable. There was $3,273,000 in outstanding checks in excess of in-transit cash at December 31, 1997 and none at December 31, 1996.

EARNINGS PER SHARE

Basic & Diluted earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based upon the weighted average number of shares of common stock outstanding 5,193,970 in 1997, 5,286,316 in 1996, and 5,284,280
shares in 1995. During 1997, the Company issued 50,000 stock options at an exercise price of $3.00 per share. Since the Company had a net loss, the options had an anti-diluted effect, and therefore, are excluded from the calculation of diluted earnings per share.

During 1997, the Company purchased and retired 9,000 shares of its common stock.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount
of an asset may not be recoverable.   As of December 31, 1997, no impairment
was recorded related to the Company's long-lived and intangible assets. The Company periodically reviews excess property held for sale, and reports these assets at the lower of their carrying amount or fair value less costs to sell. (See Note 7. "Property, Plant and Equipment" ).

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting to disclose the pro forma net income and earnings per share under the new method. The Company elected not to adopt SFAS No. 123, and continued to apply the terms of Accounting Principles Board Opinion No. 25. The Company determined the impact on net income and earnings per share of the fair value based accounting method would be immaterial. (see Note 12. "Employee Benefit Plans").

EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED

The Company amortizes the excess of costs over fair value of net assets ("goodwill") acquired over 25 - 35 years. The Company evaluates the recoverability of goodwill based upon expectations of non-discontinued cash flows and income from operations for each subsidiary having a material goodwill balance. Based upon this evaluation, the Company believes that no impairment of goodwill exists at December 31, 1997.

As of December 31, 1997, goodwill consisted of $15.7 million, of which $8.1 million relates to Riverside's investment in Wickes and $7.6 million relates to Wickes' investments in its subsidiaries and acquired operations. As part of the Life Insurance Reorganization (see Note 4. "Reorganization of Life Insurance Operations"), Riverside wrote off $10.8 million of goodwill related to its life insurance operations. This charge is reflected under "Loss on Reorganization of Life Subsidiaries" in the Consolidated Statement of Operations.

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

VALUE OF ACQUIRED INSURANCE IN FORCE

This asset represents a valuation of future profits of the acquired insurance business in force as of the date of the acquisition of the Company's insurance subsidiaries. The value of acquired traditional insurance in force is being amortized over the premium paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. The value of acquired insurance in force for interest sensitive products is amortized as a level percent of the present value of anticipated gross profits from investment yields, including SFAS 115 adjustments, mortality and surrender charges. A reconciliation of the balances for the years ended December 31, 1996, and 1995, follows (in thousands):


                                                1996            1995
                                               ------          ------
Beginning balance                            $ 18,415         $ 22,381
SFAS 115 adjustment (1)                           819           (1,724)
Gross amortization                             (1,773)          (3,362)
Interest credited at (5.4%)                       414            1,120
Reorganization of Life Insurance
  operations                                  (17,875)(2)           --
                                             --------         --------
Ending balance                               $      0         $ 18,415
                                             ========         ========

(1) The SFAS 115 adjustment is made to reflect the effects that would have been recognized had the unrealized gains or losses of securities available for sale actually been realized.

(2)  See Note 4.  " Reorganization of Life Insurance Operations."

DEFERRED POLICY ACQUISITION COSTS

Costs which vary with and are primarily related to the acquisition of new insurance business have been deferred to the extent such costs are recoverable through future revenues. These costs include commissions and sales costs, certain costs of policy issuance and underwriting, and premium taxes.

Traditional life deferred policy acquisition costs are amortized over the premium paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. Costs deferred on interest sensitive products are amortized as a level percent of the present value of anticipated gross profits from investment yields, including SFAS 115 adjustments, mortality and surrender charges. As a result of the adoption of SFAS 115, deferred policy acquisition costs decreased $54,000 in 1995. Investment income is considered in the recoverability analysis of deferred policy acquisition costs. Amounts amortized during 1996, and 1995, are $159,000, and $372,000.

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

Significant estimates made by the Company include accrued compensation liability and medical claims, accrued post-employment and post-retirement benefits, accrued restructuring charges, accrued environmental and valuation allowances for accounts receivable, inventory and deferred tax assets.
Accrued compensation liability and medical claims involve the determination of reserves for incurred but not reported claims. Accrued post-employment and post-retirement benefits involve the use of actuarial assumptions, including selection of discount rates (see Note 12. "Employee Benefits Plan"). Accrued restructuring charge involves an estimation of what the market will bring and specific costs incurred relating to the liquidation of certain Company assets using actual historical results (see Note 11. "Commitments and Contingencies"). Accrued environmental costs involve estimated remediation costs probable at facilities with underground storage tanks removed. Determination of the valuation allowances for accounts receivable and inventory involve assumptions related to current market conditions and historical market trends. While the valuation allowance for the deferred tax assets considers estimates of projected taxable income (see Note 13. "Income Taxes"), it is reasonably possible that the Company's estimates for such items could change in future.

FINANCIAL STATEMENT PRESENTATION AND RECLASSIFICATION

Certain reclassifications have been made to the 1996 presentation to conform with the 1997 presentation.

STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

The Company and its subsidiaries, exclusive of Wickes ("Parent Group") paid $2,867,000, $5,129,000, $4,046,000, of interest (including interest paid by the consolidated real estate partnerships) in 1997, 1996, and 1995, respectively. Wickes paid $19,790,000, $20,372,000, and $22,823,000 of interest in 1997, 1996, and 1995, respectively.

The Parent Group made no income tax payments in 1997, 1996, and 1995. Wickes paid $1,344,000, $1,518,000, and $1,987,000 of income taxes in 1997, 1996, and 1995, respectively.

Net cash used in discontinued operations activities total approximately $1.2 million, $1.6 million, and $4.2 million 1997, 1996 and 1995, respectively.

The Company paid a cash dividend on its common stock of $.10 per share, or an aggregate of approximately $530,000 in 1996. The Company did not pay any dividends on its common stock during 1997 and 1995.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require dual presentation of basic and diluted earnings per share on the Company's Statement of Operations and is effective for the Company's fiscal year ended December 31, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

Statements of Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure," establishes standards for disclosing information about an entity s capital structure. The new accounting principle is effective for the Company's fiscal year ending December 31, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in a business equity. Comprehensive income includes net income, as well as other components (revenues, expenses, gains, and losses) that, under generally accepted accounting principles, are excluded from net income, but affect equity. The statement is effective for fiscal years beginning after December 15, 1997. The Company believes adoption of the statement will not have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," changes Statement of Financial Accounting Standards No. 14 by requiring a new framework for segment reporting and includes the disclosure of financial information related to each segment. The statement is effective for fiscal years beginning after December 15, 1997.

2.  RESTRUCTURING AND UNUSUAL CHARGES

During the fourth quarter of 1995, Wickes committed to and began implementing a restructuring plan ("1995 Plan") to improve return on assets by closing or consolidating under-performing operating centers, decreasing the corresponding overhead to support these building centers, and initiating actions to strengthen its capital structure. The costs for closing these building centers were based on management estimates of costs to exit these markets and actual historical experience. Included in 1995 results of operations is a $17.8 million charge, including $12.6 million in anticipated losses on the disposition of closed center assets and liabilities and $2.2 million in severance and postemployment benefits, relating to the 1995 Plan and other one time costs.

The major components of this charge include the write-down of assets to their net realizable value, liabilities associated with closed building centers held for sale, postemployment benefits to qualified former employees as a result of the center closings, and other charges related to the strengthening of Wickes capital structure. Also included was a charge for unusual employment related claims expensed in the fourth quarter of 1995.

During 1996, Wickes continued executing the 1995 Plan, through the consolidation and closing of 18 building centers and the improvement of its overall capital structure through the issuance of new shares and the modification of its bank revolving credit agreement (see Notes 7 and 9).

After extensive review of the 1995 Plan, and changes in business conditions in certain markets in which Wickes operates, Wickes made adjustments to the 1995 Plan and incurred other one time costs resulting in a net $0.7 million charge to results of operations in the fourth quarter of 1996 for restructuring and unusual items. These adjustments included (i) the determination that three of the centers identified in the 1995 Plan for closure would remain open, resulting in a $1.5 million credit to restructuring expense, (ii) the extension of the 1995 plan to include the closing (substantially completed by the end of 1996) of two building centers not previously included, resulting in a $1.3 million charge for the write down of assets and liabilities to their net realizable value and a $0.1 million charge for severance and post-employment benefits, (iii) a $1.1 million charge for impairment in the carrying value of real estate held for sale at closed centers, and (iv) a $0.3 million credit with respect to the resolution of a claim below the reserved amount.

During 1997, Wickes recorded a $1.5 million restructuring charge for discontinued programs and reductions in its corporate headquarters workforce. This charge was offset by a $2.1 million reduction in accrued costs for Wickes' 1995 Plan, which is now complete.

3.  ACQUISITIONS

INVESTMENT IN WICKES INC.

In a series of transactions in 1993 in connection with Wickes' equity and debt recapitalization plan (which included Wickes' initial public offering of common stock), Riverside acquired a net 1,842,774 additional shares of Wickes common stock and an option for 374,516 shares of Wickes common stock. The aggregate purchase price for these shares and option was $5.9 million including a $1.1 million promissory note. In August 1995, Riverside exercised its option for an exercise price of $2.3 million and paid its promissory note in full. After these transactions, Riverside owned 2,217,290 shares, or approximately 36% of Wickes' outstanding common stock. At December 31, 1995, the Company's retained earnings included $4.0 million of Wickes' undistributed earnings.

Riverside acquired two million newly-issued shares of Wickes' common stock on June 20, 1996. These additional shares increased Riverside's ownership in Wickes from 36% to 52% of Wickes' total common shares and from 39% to 55% of Wickes' voting common shares. As a result, the accompanying consolidated balance sheet includes Wickes at December 31, 1996 and the results of operations and cash flows of Wickes are consolidated with the Company, beginning July 1, 1996. Prior to July 1, 1996, the Company's balance sheet and statements of operations and cash flows reflect Riverside's investment in Wickes on the equity method. The acquisition of additional shares of Wickes has been recorded as a step acquisition using the purchase method of accounting. In September and October of 1997, Riverside sold approximately 65,000 shares of its Wickes common stock for $290,000. As a result of this transaction, Riverside's ownership decreased to 51%. Included in the Company's December 31, 1997 balance sheet is $8.1 million of goodwill related to the acquisitions, which is being amortized over 25 years.

Summary audited financial information of Wickes for years 1997, 1996 and 1995 follows (in thousands):

                                                Years Ended December 27, 1997, December 28,
                                                -------------------------------------------
                                                         1996 and December 30, 1995
                                                         --------------------------

                                                1997             1996            1995
                                              -------          -------          -------
Operating Statement Data:
    Net sales                                 $884,082         $848,535         $972,612
    Gross profit                               203,026          189,463          220,812
     Net income (loss)                        $ (1,560)        $    509         $(15,599)(1)
Balance Sheet Data:
     Current assets                           $197,974         $185,061         $219,475
     Total assets                              283,352          272,842          302,515
     Current liabilities                        63,515           68,290           79,853
     Long-term debt                            193,061          176,376          205,221
     Other long-term liabilities                 2,775            2,677            2,312
     Common stockholders equity               $ 24,001         $ 25,499         $ 15,129





(1 ) Includes restructuring charges of $10.7 million, net of income tax benefits of $7.1 million. Income tax benefits include $2.1 million related to the reduction in the deferred income tax valuation allowance established in a prior year.

The following unaudited proforma summary presents information as if the 1996 acquisition of additional shares had occurred on January 1, 1995. The proforma information is for informational purposes only and is based on historical information and does not necessarily reflect the actual results that would have occurred (in thousands, except per share data):

                                                     December 31, 1996       December 31, 1995
                                                     -----------------       -----------------

Proforma Consolidated Operating Statement:
Net sales                                               $848,535              $972,612
Gross profit                                             189,463               220,812
Net income(loss)                                            (623)              (18,724)
Net income(loss) per common share                           (.12)                (3.54)


WICKES' ACQUISITIONS

All acquisitions have been accounted for as purchases. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is included in goodwill. The fair market value of the assets acquired in 1995 was approximately $12.4 million. Wickes had no acquisitions in 1997 or 1996.

During 1995 Wickes acquired five building material centers for a total cost of $11.8 million, $8.1 million in cash and $3.7 million in liabilities assumed. An additional $0.6 million was recorded for the 1994 Gerrity acquisition. The cost of the acquisitions have been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill for one of the acquired businesses which is being amortized over a 30-year period on a straight line basis.

4.   REORGANIZATION OF LIFE INSURANCE OPERATIONS

On June 6, 1996, Riverside completed the reorganization of its life insurance operations with Circle Investors, Inc. ("Circle"), a privately held company engaged in providing financial services (the "Life Insurance Reorganization"). As a result of this transaction, a wholly-owned subsidiary of AFAC, that wholly-owned all of Riverside's insurance subsidiaries, merged with Circle. Riverside received net cash of $13.5 million, after payment in fu ll of the AFAC bank debt, taxes and expenses. Additionally, Riverside received 2,267,000 shares of Circle common stock and 3,600 shares of Circle Series C Preferred Stock. Riverside also retained 951,486 shares of Wickes common stock, real estate with a net appraised value of $2.0 million, and ce rtain miscellaneous assets that were previously owned by the insurance su bsidiaries. These retained assets have been recorded at the lower of historical carryover cost or fair value, consistent with transactions between companies under common control. The real estate appraised value is net of an $18.0 million mortgage owned by American Founders (see Note 10. "Long-Term Debt").

In 1995, Riverside estimated and reported a loss on the reorganization of the life insurance operations in accordance with ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Riverside initially recorded its investment in Circle at $2.3 million for the common shares ($1.00 per share) plus $3.6 million liquidation value for the preferred shares, for a total of $5.9 million. Riverside subsequently recorded a loss on impairment of approximately $0.6 million based upon an independent appraisal of the Circle shares and a merger agreement that Circle and an unrelated party entered into in March 1997. Additionally, the loss on impairment was offset by consideration paid to Riverside by the life insurance subsidiaries of approximately $431,000 for utilization of tax benefits related to life insurance operations through June 6, 1996. Riverside's investment in Circle is reported on the equity method
through December 30, 1997.   Accordingly, the consolidated balance sheet at
December 31, 1997 and December 30, 1996 does not include the individual consolidated assets and liabilities of Circle's life insurance operations.

Up to the closing of the Life Insurance Reorganization, the life insurance operations generated income after taxes of $1,003,000 in 1996. However, based on an evaluation of the life company's profits from operations and the benefits to Wickes of these operations, additional deferred acquisition cost amortization of $674,000 was recorded reducing life insurance income to a net of $329,000.

On December 31, 1997, Circle was acquired by a third party. In the acquisition, Riverside disposed of its interest in Circle for approximately $5.4 million in cash.

5.   DIVESTITURE OF PROPERTY AND CASUALTY INSURANCE OPERATIONS

During 1993, in accordance with a plan to discontinue its property and casualty insurance operations, the Company sold or canceled virtually all of its remaining in-force property and casualty business. On September 15, 1995, the Company completed the sale of Dependable to an unrelated third party. The Company realized a gain from disposal of Dependable of $2.7 million and a loss from operations prior to closing of $1.1 million during 1995.

Dependable is accounted for as discontinued operations and, accordingly, its operating results are reported in this manner for all periods presented. The loss from discontinued operations includes total property and casualty revenues of $932,000 for 1995. Also included are Dependable's realized gains of $31,000 from sales of investments for 1995.

6.   SALE OF MORTGAGE LENDING OPERATIONS

Beginning in 1995, Riverside marketed construction and permanent mortgage loans to and through the professional building customers of Wickes. In early

1997, Riverside began to reduce the extent of mortgage operations. In December, 1997, Riverside completed the sale of its remaining mortgage operations to a third party, which continues to market mortgage loans through Wickes.

During 1997 and 1996, after reimbursements of $955,000 and $396,000 received by the Parent Company on behalf of WML, from Wickes, the Parent Company incurred pre-tax losses of $388,000 and $1,024,000 on its mortgage operations.

7.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment consists of:

                                                   December 31,
                                             ----------------------
                                             1997             1996
                                             ----             ----
                                               (in thousands)
     Land and improvements                   $12,781            $12,391
     Buildings                                27,632             25,169
     Machinery and equipment                  30,960             26,505
     Leasehold improvements                    2,202              2,701
     Construction in progress                    844                 90
                                             -------           --------
                                             $74,419            $66,856
      Less: Accumulated depreciation
                    and amortization          31,443             27,685
                                             -------            -------
                                              42,976             39,171
     Assets held for sale, net                 3,816             11,074
                                             -------            -------
     Property, plant, and equipment, net     $46,792            $50,245
                                             =======            =======


The Company reviews assets held for sale in accordance with the SFAS No. 121
" Accounting for the Assets Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded a loss of $156,000 to report land, land improvements and buildings held for sale at their net realizable value in 1997. This charge is included under Restructuring and Unusual items on the Consolidated Statement of Operations.

8.  INVESTMENTS

     Real Estate Investments

     Investment in real estate consists of the following:

                                                        December 31,
                                                ---------------------------
                                                   1997             1996
                                                   ----             ----
                                                      (in thousands)
Commercial rental property                      $   387         $     400
Land held for investment                         13,877            16,389
Investments in real estate joint ventures            65                65
                                                -------          --------
Gross real estate investments                    14,329            16,854
Related mortgage debt                           (16,038)          (17,584)
                                                -------          --------
Real estate investments, net of mortgage debt   $(1,709)        $    (730)
                                                =======          =========


Certain of the Company's real estate was acquired from affiliates and has been recorded at historical carryover cost. Commercial rental property carrying values are net of accumulated depreciation of $144,000 and $130,000 at December 31, 1997 and 1996, respectively.

As of December 31, 1997, the Company had $9,664,000 of its investments in real estate in Georgia properties, $4,592,000 in Florida properties, and $73,000 in other states.

NET INVESTMENT INCOME(LOSS)

     The major categories of investment income are summarized as follows (in thousands):


                                                  1997          1996          1995
                                                -------       --------      --------
Fixed maturities                                $   --         $ 4,380      $12,055
Equity securities                                   --              19           56
Mortgage and construction loans                     --           1,194        2,941
Investment in real estate                         (291)           (254)        (316)
Policy loans                                        --             452        1,141
Short-term and other investments                   260           1,740          681
                                                ------         -------      -------
   Total investment income                         (31)          7,531       16,558
                                                ------         -------      -------
Investment expenses                                 --          (1,206)      (2,066)
                                                ------         -------      -------
   Net investment income(loss)                  $  (31)        $ 6,325      $14,492
                                                ======         =======      =======


The Company earned no revenue during 1997 from $13,877,000 of investments in real estate.

Investment income from the life insurance subsidiaries accounted for approximately 99% of net investment income in 1995. Investment income for 1996 includes investment income from the Life Insurance Subsidiaries only through June 6, 1996; therefore, comparisons between years are not meaningful.

REALIZED INVESTMENT GAINS AND LOSSES

     Net realized investment gains(losses) are summarized below (in thousands):

                                         1997             1996              1995
                                       -------          -------           -------
Fixed maturities
 Available for sale                    $   --           $1,070            $   752
 Actively managed                          --               --                 --

Equity securities
 Available for sale                        --              (54)                271

Investment real estate                    897              656                 392(1)
Other                                      --               --                (149)
Related party investments                  --               --              (1,500)(2)
                                       ------           ------            --------
 Net realized gains(losses)            $  897           $1,672            $   (234)
                                       ======           ======            ========


Investment gains(losses) for 1996, includes the realized gains and losses earned on the Life Insurance Subsidiaries' fixed maturities and equity securities through June 6, 1996.

(1) Included in realized gains for 1995 is approximately $321,000 from the sale of the Company's real estate limited partnership holdings which are consolidated for financial statement reporting purposes.

(2) Reflects establishment of a reserve for future losses equal to the aggregate carrying value of these securities (See Note 15. "Related Party Transactions").

9.   ACCRUED LIABILITIES

The following table summarizes the accrued liabilities for the past two years:

                                                       December 31,
                                                       -------------
                                                   1997            1996
                                                   ----            ----
                                                      (in thousands)
        Accrued payroll                         $ 8,267          $ 6,614
        Accrued interest                          1,876            1,582
        Accured liability insurance               4,178            4,572
        Accrued restructuring charges             1,348            6,199
        Other                                     7,442            8,942
                                                -------          -------
            Total accrued liabilities           $23,111          $27,909
                                                =======          =======

Accrued liabilities consisted of $22 million and $27 million from Wickes in 1997 and 1996, respectively. The Parent Group's accrued liabilities were $1 million and $1 million for 1997 and 1996, respectively.

10.  LONG-TERM DEBT

Consolidated long-term and mortgage debt obligations are summarized as follows:

                                                                              December 31,
                                                                              ------------
                                                                        1997               1996
                                                                        ----               ----
                                                                            (in thousands)
The Parent Group

Long-Term Debt
     Subordinated notes, net of discount of
     $375,000 in 1997 and $549,000 in 1996,
     interest payable at 13.00% semi-annually,
     principal due September 30, 1999                                  $  9,625            $ 9,451

     Bank loan                                                              656                967
                                                                       --------            -------

     Total long-term debt                                                10,281             10,418

     Less current maturities                                               (656)               (652)
                                                                       --------             -------

     Total Company long-term debt less current maturities              $  9,625            $ 9,766
                                                                       ========            =======




Mortgage Debt
     Mortgage debt, non-recourse                                       $ 16,038            $17,584

     Less current maturities                                                  -               (168)
                                                                       --------            -------

Total Company long-term mortgage debt less current maturities          $ 16,038            $17,416
                                                                       ========            =======

Wickes
     Revolving line of credit, interest payable at
     1.50% above prime or 3.0% over LIBOR,
     principal due March 31, 2001                                      $ 93,045            $76,313

     Senior subordinated notes, interest payable
     at 11-5/8% semi-annually, principal due
     December 15, 2003                                                  100,000            100,000

     Other                                                                   62                196
                                                                       --------            -------

     Total long-term debt                                               193,107            176,509

     Less current maturities                                                (46)              (133)
                                                                       --------            -------

     Total Wickes' long-term debt less current maturities               193,061            176,376
                                                                       --------            -------

  Total consolidated long-term debt less current maturities            $218,724           $203,558
                                                                       ========           ========
                                                                       --------           --------

Total consolidated long term and mortgage debt                         $219,426           $204,511
                                                                       ========           ========

As of December 31, 1997, the Prime and London InterBank Offered Rate ("LIBOR") three-month rates were 8.5 % and 5.8 % respectively.

THE PARENT GROUP

SUBORDINATED NOTES

These notes may be prepaid in whole or in part upon payment of a premium of 2.889% declining to zero after September 30, 1998. These notes were recorded at an original discount of $1,256,000 which is being amortized using the interest method over the term of the notes.

BANK LOAN

On June 24, 1997, Riverside modified its existing obligation to a third party in the approximate amount of $900,000. As modified, the terms of this obligation call for monthly principal payments of $101,150 commencing October 1, 1997 with the balance due July 15, 1998, with earlier payments required from proceeds of the Circle merger in excess of $2.5 million released from pledge under Riverside's real estate indebtedness. On November 7, 1997, Riverside executed a reinstatement agreement following Riverside's default under the obligation. The terms of the reinstatement provide for, among other things, deferral of the scheduled payments for October and November, 1997, and a waiver of the default. Riverside is currently in compliance under the reinstatement agreement.

LINE OF CREDIT

On May 1, 1997, Riverside obtained a $1.5 million demand bank line of credit collateralized by 800,000 shares of Wickes common stock and 2,330 shares of preferred stock of Circle. Borrowings under this line of credit bear interest payable monthly at two percent above the lender s standard rate, and principal is payable upon demand and is designed to be paid with the cash proceeds of the pledged Circle shares in a pending transaction. Monthly principal payments of $125,000 per month are required beginning November 1, 1997 if the principal has not otherwise been demanded or paid. On December 31, 1997, this line was paid in full with proceeds from the Circle closing (See Note 4. "Reorganization of Life Insurance Operations").

WICKES INC.

REVOLVING LINE OF CREDIT

Under the revolving line of credit, which expires in March 31, 2001, Wickes may borrow against certain levels of accounts receivable and inventory, up to a maximum credit limit of $130,000,000. At December 27, 1997, the amount available for additional borrowing was $21,064,000. A commitment fee of 1/2 of 1% is payable on the unused portion of the commitment. The weighted-average interest rate for the years ending December 27, 1997 and December 28, 1996 was approximately 8.8% and 9.0% respectively.

Substantially all of Wickes' accounts receivable, inventory, general intangibles and certain machinery and equipment are pledged as collateral for the revolving line of credit. Covenants under the related debt agreements require, among other restrictions, that Wickes maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricts among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions without prior approval from the lender.

The revolving credit agreement was amended and restated on April 11,1997. Among other things, the amendment and restatement (i) extended the term of the facility to March 2001, (ii) reduced the interest rate premiums over LIBOR and over prime by 75 basis points, (iii) included provisions for further interest rate premium reductions if certain performance levels are achieved, (iv) modified certain covenants, and (v) provided for increases in the amount of capital expenditures allowed by the agreement equal to the proceeds received from the sale of certain excess real estate.

On June 16, 1997 Wickes entered into an interest rate swap agreement which effectively fixed the interest rate at 8.11% (subject to adjustments in certain circumstances), for three years, on $40 million of Wickes borrowings under its floating rate revolving line of credit (See Note 12).

On December 24, 1997, the second amended and restated revolving credit agreement was amended to incorporate, among other things, a reduction in the fixed charge and net worth levels for the fourth quarter of 1997 and first quarter of 1998.

SENIOR SUBORDINATED NOTES

On October 22, 1993, Wickes issued $100,000,000 in principal amount of 10-year senior subordinated notes. Interest on the notes is 11-5/8%, payable semi-annually. Covenants under the related indenture restrict among other things, the payment of dividends, the prepayment of certain debt, the incurrence of additional debt if certain financial ratios are not met, and the sale of certain assets unless the proceeds are applied to the notes. In addition, the notes require that, upon a change in control of Wickes, Wickes must offer to purchase the notes at 101% of the principal thereof, plus accrued interest.

MORTGAGE DEBT

THE PARENT COMPANY

As a part of the Life Insurance Reorganization, Riverside purchased certain real estate owned by American Founders. In connection therewith, Riverside issued to Circle a series of seven non-recourse promissory notes (the "Notes") with an aggregate principal amount of $17,798,000 equal to 90% of the purchase price of the real estate parcels. Principal and interest payments are due in annual installments, commencing on June 6, 1997. Each annual installment is calculated based upon equal payments amortized over a term of 20 years. A balloon payment of the remaining principal balance is due on the seventh anniversary of the Notes. The Notes bear interest at a rate adjusted quarterly, equal to LIBOR, plus three hundred basis points. The Notes are collateralized by first priority mortgages covering all of the real estate. On each anniversary of the Notes, Riverside is required to provide American Founders with an independent appraisal of the real estate, subject to the mortgages ("Appraised Values"). If the outstanding principal amount of the Notes exceeds 85% of the Appraised Value on the first anniversary or 80% of the Appraised Value with each anniversary thereafter, Riverside is required by December 31 of that year to make an additional principal payment on the Notes in an amount equal to such excess. A parcel of real estate that is subject to the mortgage may be sold by Riverside only in cash transactions and with the prior consent of American Founders. Subject to certain exclusions, the entire sales proceeds is required to be paid to American Founders to fund an escrow account for the payment of property taxes, and to pay accrued and unpaid interest and any remaining principal balance on the Notes. As additional security for the Notes, Riverside pledged as collateral 3,600 shares of Circle Series C preferred stock, 2,267,000 shares of Circle Common Stock and 1,000,000 shares of Wickes' common stock. The Circle stock pledged as collateral was converted to cash when Circle was acquired by a third party on December 31, 1997 (see
Note 4. "Reorganization of Life Insurance Operations"). As of December 31, 1997, the cash held as collateral on the real estate was approximately $3.5 million.

AGGREGAGE MATURITIES

The aggregate amounts of consolidated future minimum principal payments on long-term debt are as follows: (in thousands)

                          Parent
          Year           Company              Wickes              Total
          ----           -------              ------              -----
          1998               656                  46                 702
          1999            10,000                  16              10,016
          2000                 -                   -                   -
          2001               102              93,000              93,102
          Thereafter      15,936             100,000             115,936

11.   COMMITMENTS AND CONTINGENCIES

At December 27, 1997, Wickes had accrued approximately $500,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to Wickes located on facilities owned or operated by Wickes have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past three years.

Wickes is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, brought since 1993 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes' financial position, results of operations or liquidity.

On November 3, 1995, a complaint was filed against Wickes , its directors and the Company seeking to enjoin or to obtain damages with respect to Wickes, agreement to issue 2,000,000 newly-issued shares of common stock to the Parent Company for $10 million (see Note 3. "Acquisitions - Investment in Wickes Inc.").

The Company and Wickes are involved in various other legal proceedings which are incidental to the conduct of their businesses. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

The Company's assessment of the matters described in this note and other forward-looking statements (" Forward-Looking Statements") in these notes are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. The outcome of the matters in this note may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company s experience, Wickes ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom Wickes may be entitled to indemnity, and the unpredictability of matters in litigation.

The Company and its subsidiaries have various operating leases for which approximately $10,817,000, $10,368,000 and $413,000 was expensed in 1997,
1996 and 1995, respectively. As of December 31, 1997, the Company and its subsidiaries have the following operating leases: (i) Riverside leases its home office property for approximately $201,000 per year, under a lease that was extended in May of 1997 for one year. The lease has an option to renew for one to four additional years, (ii) Wickes has operating leases for retail space, equipment and other items. These leases provide for minimum rents. These leases generally have options to renew for additional periods. Wickes minimum rents under all operating leases are $10,616,000, $10,076,000 and $10,501,000 for the years ended December 27, 1997, December 28, 1996 and December 30, 1995, respectively.

The Company's total future minimum commitments for noncancelable operating leases are as follows (in thousands):


               Year                          Amount
               ----                          ------
               1998                         $ 8,465
               1999                           6,922
               2000                           4,884
               2001                           3,277
               2002                           2,345
               Thereafter                    17,022
                                            -------
               Sub-Total                     42,915
               Less: Sub-lease income        (6,301)
                                            -------
               Total                        $36,614
                                            =======

In connection with the sale of Dependable, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. AFAC subordinated debentures in the amount of $2.1 million are pledged as collateral on these indemnities. The purchaser and the Company are engaged in a dispute over responsibility for a $250,000 assessment levied upon Dependable by the State of Florida related to Hurricane Andrew. Although future loss development will occur over a number of years, the Company believes, based on all information presently available, that these indemnities will not have a material adverse effect on the Company's financial position or results of operations.

On December 1, 1997, the Company completed the sale of its mortgage lending operation to an unrelated third party. The Company did not realize any gain or loss from the transaction, but agrees to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 250,000 shares of its Wickes common stock pledged as collateral for this indemnification obligation. As the construction loan portfolio decreases, the shares held as collateral will be released. The Company believes that these indemnities will not have a material adverse effect on the Company s financial position or results of operations.

12. EMPLOYEE BENEFIT PLANS

THE COMPANY

ESOP

The Company has an Employee Stock Ownership Plan and Trust ("ESOP") in which employees of the Company who work more than 1,000 hours in a plan year are eligible to participate. The Company's Board of Directors determines the amount, if any, of the annual contribution to the ESOP, and each participant shares in this contribution prorata based upon the amount of the participant's compensation as compared to all participants' compensation for such year.

As of December 31, 1997, the ESOP owned 304,751 shares of the Company's common stock, of which 59,852 shares were pledged under ESOP loans from the Company. Contributions to the ESOP for payment of principal and interest on the ESOP loans, were $97,000, $97,000 and $76,000 in 1997, 1996 and 1995, respectively. Loans from the Company to the ESOP of $268,000 in 1994 were used to purchase additional shares of common stock.

Notes receivable from the ESOP issued to purchase common shares are held by the Company and its subsidiaries. Statement of Position ("SOP") 93-6 issued in 1994 requires presentation of all leveraged shares held by the ESOP ("Unearned ESOP shares") as a reduction to additional paid in capital. Accordingly, the unpaid balance of the notes receivable of $443,000 was reclassified to stockholders' equity in 1994. As of December 31, 1997, this amount has been reduced to $237,800 by the cost of ESOP shares released by repayments on these notes. Unearned ESOP shares are not treated as outstanding for the calculation of earnings per common share. The fair value of unearned ESOP shares as of December 31, 1997 was approximately $685,600.

STOCK OPTION PLANS

During 1985 the Company established the Riverside Group, Inc. Incentive Stock Option Plan (for employees) and the Non-qualified Stock Option Plan (fixed option plan for employees and directors). In 1995, the Incentive Stock Option Plan terminated. Additional information with respect to stock options is as follows:


                                              Number of Option Shares               Option Price
                                              -----------------------               ------------
                                              Total       Exercisable       Per Share           Total
                                              -----       -----------       ---------           -----
Outstanding at December 31, 1993             256,000        256,000       $3.33-$11.88       $1,247,130
Granted                                       10,000              -               7.00                -
Vested                                             -              -                  -                -
Exercised                                    (30,000)       (30,000)              3.33          (99,900)
Expired or canceled                           (4,000)        (4,000)         3.33-8.88          (35,520)
                                             -------        -------       ------------       ----------
Outstanding at December 31, 1994             232,000        222,000        $3.33-11.88       $1,111,710
Granted                                            -              -                  -                -
Vested                                             -          2,500               7.00           17,500
Exercised                                    (46,800)       (46,800)              3.33         (155,844)
Expired or canceled                          (82,200)       (82,200)         3.33-8.88         (313,026)
                                             -------        -------        -----------       ---------
Outstanding at December 31, 1995             103,000         95,500        $5.33-11.88         $660,340
Granted                                            -              -                  -                -
Vested                                             -              -                  -                -
Exercised                                          -              -                  -                -
Expired/Canceled                             (30,000)       (30,000)                           (159,900)
                                             -------        -------       ------------        ---------
Outstanding at December 31, 1996              73,000         65,500       $5.33-$11.88       $  500,440
Granted                                       50,000         50,000               3.00          150,000
Vested                                             -              -                  -                -
Exercised                                          -              -                  -                -
Expired/Canceled                              (3,000)        (3,000)              8.88          (26,640)
                                              -------       -------        -----------       ----------
Outstanding at December 31, 1997             120,000        112,500       $3.00-$11.88        $ 623,800
                                             =======        =======       ============        =========

Options outstanding as of December 31, 1997 expire in 1998 through 2003 as follows:


                           Shares             Option            Price           Expiration
                        Exercisable          Per Share          Total              Date
                        -----------          ---------          -----              ----
                          10,000               11.88           118,800         September 1999
                          30,000                7.25           217,500         February 2002
                           2,500                7.00            17,500         October 2003
                          20,000                6.00           120,000         October 2003
                          50,000                3.00           150,000         December 2000
                                                              --------
                                                              $623,800
                                                              ========

                                Page F-25

The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plan and, accordingly, no compensation cost has
been recognized related to the stock option.   Had compensation cost been
determined in accordance with SFAS 123, the impact on the Company's net income and earnings per share would have been immaterial for 1997 and 1996. In January of 1997, the Company granted a non qualified stock option for 50,000 shares of its stock with an exercise price of $3.00 per share. The Company did not grant any options in 1996 or 1995.

401(k) PLAN

The Company has a Deferred Compensation Plan for all its eligible employees which allows participants to defer up to ten percent of their salary pursuant to Section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation for employees contributing up to 6%. Employees are 100% vested in their contributions and vest in the Company's contribution over a period of seven years. The Company's contribution to the 401(k) for matching was $23,000, $28,000, and $56,000 during 1997, 1996 and 1995, respectively.

WICKES INC.

401(k) PLAN

Wickes sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, Wickes provides matching contributions up to a maximum of 2.5% of participating employees salaries and wages. Total expenses under the plan for the years ended December 27, 1997, December 28, 1996, and December 30, 1995 were $1,606,000, $1,392,000, and $1,700,000, respectively.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

Wickes provides life and health care benefits to retired employees. Generally, employees who have attained an age of 60, have rendered 10 years of service and are currently enrolled in the medical benefit plan are eligible for post-retirement benefits. Wickes accrues the estimated cost of retiree benefit payments, other than pensions, during the employee s active service period.

The plan's funded status is as follows:

                                                                    December 27,            December 28,
                                                                        1997                    1996
                                                                        ----                    ----
                                                                                                                   (in thousands)
  Accumulated post-retirement benefit obligation-
     Retirees and their dependents                                      $1,033                  $1,259
     Active employees fully eligible to retire
       and receive benefits                                                637                     682
     Active employees not fully eligible                                   908                   1,349
                                                                        ------                  ------
  Total accumulated post-retirement benefit
     obligations                                                         2,578                   3,290
  Plan s assets at fair value                                                -                       -
                                                                        ------                  ------
  Accumulated post-retirement benefit obligation
     in excess of plan's assets                                          2,578                   3,290
  Unrecognized prior service cost                                           59                      -0-
  Unrecognized net loss                                                    138                    (613)
                                                                        ------                  ------
  Accrued post-retirement health care cost                              $2,775                  $2,677
                                                                        ======                  ======

Actuarial assumptions used were as follows:

                                                                    December 27,            December 28,
                                                                       1997                     1996
                                                                       ----                     ----
                                                                              (in thousands)
  Projected health care costs trend rate                                6.0%                    6.0%
  Ultimate trend rate                                                   6.0%                    6.0%
  Year ultimate trend rate achieved                                     n/a                     n/a
  Effect of a 1% point increase in the health
    care cost trend rate on the post-retirement
    benefit obligation                                                  $49                     $77
  Effect of a 1% point increase in the health
    care cost trend rate on the aggregate of
    service and interest cost                                           $19                     $21
  Discount rate                                                         7.25%                   7.75%


POST-EMPLOYMENT BENEFITS

Wickes provides certain post employment benefits to qualified former or inactive employees who are not retirees. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay is based on normal straight-line compensation and is calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by Wickes five or more years. Wickes accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees service period or as an expense at the date of the event triggering the benefit. Wickes incurred post employment benefit income of $28,000 and $31,000 for the years ended December 27, 1997 and December 28, 1996, and expense of $160,000 (exclusive of amounts included in its restructuring liability, see Note 3) for the year ended December 30, 1995.

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

The Company will file a consolidated tax return for 1997 which will include all its subsidiaries with the exception of Wickes. Riverside's ownership in Wickes is below the requirements which allow consolidation for tax purposes, therefore Wickes will file a separate consolidated return with its subsidiaries.

At December 31, 1997, the Parent Group has net operating loss carry forwards available to offset income of approximately $46 million expiring in years 2000 through 2012 and $3.8 million of capital loss carry forwards which expire in 1999 unless utilized. To the extent carry forwards existing at the subsidiaries' acquisition dates have been utilized, the tax benefits are reflected as reductions to the excess of cost over fair value of net assets acquired and the value of acquired insurance in force.

At December 28, 1997, Wickes has net operating loss carry forwards available to offset their consolidated taxable income of approximately $41.4 million expiring in years 2004 through 2012. In 1993 Wickes underwent a change of ownership as defined by section 382 of the Internal Revenue Code of 1986. As a result of this, certain of the loss carry forwards of Wickes were limited to an annual limitation of approximately $2.6 million a year. However, gains inherent in the Wickes assets at the time of the ownership change which have been recognized to date have now eliminated any limitation the future use of net operating loss carry forwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established to reduce deferred tax assets to the amount which more likely than not will be realized in the future. The net amount of deferred tax assets recognized arises from the anticipated utilization of carry forward losses against gains to be realized in the future on real estate assets and the turnaround of temporary differences. The components of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                          1997            1996
                                                          ----            ----

Deferred tax assets:
Difference in valuations of investments and capital
 loss carry forwards                                      1,399           1,399
Trade accounts receivable                                 1,539           2,080
Inventories                                               1,895           1,954
Accrued personnel cost                                    2,013           1,936
Other accrued liabilities                                 6,796           6,912
Difference in investment carrying value                   6,299           5,454
Net operating loss and AMT credit carry forwards         33,400          32,988
Other                                                     3,348           2,533
                                                         ------          ------
         Total deferred tax assets                       56,689          55,256
Valuation allowance for deferred tax assets             (22,255)        (20,398)
                                                        -------         -------
         Net deferred tax assets                        $34,434         $34,858
                                                        -------         -------

Deferred tax liabilities:
Property, plant & equipment                               1,365           1,951
Difference in asset bases                                   615           1,032
Goodwill & trademark                                      2,687           2,052
Other accrued income items                                  451             661
                                                        -------         -------
         Total deferred tax liabilities                   5,118           5,696
                                                        -------         -------
                                                        -------         -------
Net deferred tax assets                                 $29,316         $29,162
                                                        =======         =======


SFAS 109 requires that the current and non-current components of deferred tax balances be reported separately based on the financial statement classification of the related asset or liability which causes a temporary difference between tax and financial reporting purposes. Items which are not directly related to an asset or liability that exists for financial reporting purposes are classified as current or non-current based on the expected reversal date of the temporary difference. Total long term deferred tax assets have been combined with long term deferred tax liabilities and presented as a net amount on the balance sheet.

The income tax provision for 1997 consists of both current and deferred amounts. The components of the income tax provision are as follows:

                                                          1997              1996              1995
                                                          ----              ----              ----
Taxes currently payable
  Federal income tax                                   $    -             $   -           $     -
  State income tax                                      1,099               259                 -

Deferred expense(benefit)                                (153)               61            (1,910)
                                                        -----             -----            ------

Total income tax expense(benefit)                       $ 946             $ 320           $(1,910)
                                                        =====             =====           =======

The deferred tax expense recorded in the current year results from temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The sources of these differences and the tax effect of each were as follows (in thousands):

                                                          1997            1996             1995
                                                          ----            ----             ----
Change in bad debt reserve                             $  541          $    203        $      -
Difference in tax and book inventory                       60               245               -
Settlement of deferred compensation                       (76)              (86)              -
Change in accrued liabilities                             116             4,562             (56)
Utilization/creation of NOL                              (220)           (5,387)         (3,104)
AMT credit & cap loss carryover                        (1,006)             (471)            (17)
Difference in tax and book asset basis                 (1,004)           (4,405)              -
Difference in book and tax intangibles                    634            (6,245)         (1,116)
Change in accrued income items                           (210)              182             490
Difference in reserves, net                                 -             2,357              83
Difference in valuations of investments
  and capital loss carry forwards                        (845)            7,896           1,578
Differences in reporting unearned premium,
  accrued income, expenses and other                        -                (8)              -
Change in valuation allowance                           1,857             1,218             232
                                                       ------            ------         -------

Deferred tax expense(benefit)                          $ (153)          $    61         $(1,910)
                                                       =======           ======         =======


Actual income tax expense(benefit) on income(loss) differs from expected tax expense computed by applying the Federal corporate tax rates of 34% in 1997, 1996 and 1995 as follows (in thousands):


                                                           1997            1996              1995
                                                           ----            ----              ----

Tax expense/(benefit) computed at statutory rate        $(2,036)          $1,768           $(6,157)

Increase (decrease) in taxes resulting from:
Effect of the difference in tax
  treatment of goodwill                                       -               69             3,939
State and local income taxes                                714              259                 0
Other                                                       411             (558)               76
Change in valuation allowance                             1,857           (1,218)              232
                                                         ------           ------           -------

Actual tax expense(benefit)                             $   946           $  320           $(1,910)
                                                        =======           ======           =======


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," information has been provided about the fair value of certain financial information. The following methods and assumptions were used to estimate the fair value of each material class of financial instruments covered by the Statement for which is practicable to estimate that value.

Long term debt - The carrying amount is a reasonable estimate of fair value,
--------------
as the stated rates of interest represent current market rates.

Mortgage debt - The carrying amount is a reasonable estimate of fair value,
-------------
as the stated rates of interest represent current market rates.

Lumber Futures Contracts - The Company enters into lumber futures contracts
------------------------
as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. At December 27, 1997, the Company had 79 lumber futures contracts outstanding.

Interest Rate Swap - The Company has entered into an interest rate swap
------------------
agreement which effectively fixed the interest rate at 8.11% (subject to adjustments in certain circumstances), for three years. The swap agreement is on $40 million of the Company's borrowings under its floating rate revolving line of credit. This interest rate swap is operative while the 30 day LIBOR borrowing rate remains below 6.7%. The agreement also includes a floor LIBOR rate at 4.6%. At December 28, 1997, the 30 day LIBOR borrowing rate was 6.0%.

The estimated fair value of the Company's financial instruments at December 31, 1997 are summarized as follows:

                                                      December 31, 1997
                                               ---------------------------------
                                               Carrying                Estimated
                                                Amount                 Fair Value
                                               --------                ---------
Financial assets:

   Cash and short-term investments             $  4,658                 $  4,658
   Financial liabilities:
   Long-term debt                               202,686                  202,686
   Mortgage debt, related party                  16,038                   16,038
Financial contracts:
   Lumber futures contracts                          --                    2,028
   Interest rate swap                                --                   47,129


                                Page F-30

15.  RELATED PARTY TRANSACTIONS

In February, April and June of 1995, the Company advanced Wilson Financial Corporation ("Wilson Financial") the Company's controlling stockholder, an aggregate of $900,000 and Wilson Financial granted the Company an option to acquire at exercise prices ranging from $5.88 to $6.31 per share the number of shares of the Company's common stock equal to the amount of such advance and related interest outstanding divided by the exercise price. Effective June 30, 1995, the Company elected to exercise its option on these advances acquiring 150,680 common shares at an aggregate exercise price of $918,310 by canceling the advances and related interest with Wilson Financial previously discussed. In addition, the Company purchased 23,000 common shares for an aggregate price of $125,235 in October 1995 and 27,778 common shares for an aggregate price of $125,000 in November of 1995 from Wilson Financial. In addition, the ESOP purchased from Wilson Financial 111,934 shares in February 1993, for $3.06 per share and in January 1994, the Company purchased 41,185 shares for $6.50 per share. The Company also acquired from Wilson Financial and subsequently retired as treasury shares 40,000 shares in September 1994 at $6.44 per share and 15,000 shares in November 1994 at $6.75 per share. Following these transactions, Wilson Financial owned 59% of the Company's outstanding common stock.

The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson. Reimbursement expenses were $925,000 in 1997, $639,000 in 1996 and $636,000 in 1995. In
1996 and 1995, the Company recorded income of $199,000 and $163,000, respectively, with respect to salaries and other Company expenses related to airplane use either charged to or paid by this affiliate of Mr. Wilson. In 1997, the Company established a reserve for approximately $434,000 related to such salaries and expenses either incurred in 1997 or incurred in prior years charged to this affiliate and not previously paid.

During 1997, 1996 and 1995, a law firm in which an officer and director of the Company was a stockholder rendered services to the Company for which it received $834,000, $877,000 and $977,000, respectively.

A partnership in which the Company owned a 74% interest leased office space to The Atlantic Group, Inc. ("Atlantic") for which Atlantic paid $37,000 in 1995. Included in securities of related parties for 1994 are certain securities of Atlantic with an aggregate carrying value of $1,500,000. In 1995, the Company wrote off the entire carrying value of these securities. Directors of the Company beneficially own approximately 75% of Atlantic's voting securities.

Included in operations for 1997, 1996 and 1995 is income related to office expenses and tax services either paid to the Company or charged by the Company to Wilson Financial of $22,000, $7,000, and $39,000, respectively. Also included in operations for 1995 is expense paid to Wilson Financial for providing real estate management services of $31,000. At December 31, 1997, there was an intercompany balance of approximately $83,000 owed by Wilson Financial to Riverside related to these net expenses.

Riverside made loans to a company owned by one of its directors in the amount of $154,114 and $225,000 in 1996 and 1995, respectively. Riverside restructured these notes in 1996, extending the maturity date to June 30, 1997. Riverside is currently discussing modifying the terms and collateral of this note. At December 31, 1997, Riverside owed this company consulting fees of $90,000 for services rendered in connection with the natural gas program of WIXX Energy, Inc. Both parties agreed to apply the $90,000 of fees against the outstanding principal and interest on the notes. Riverside anticipates that this Company will continue to provide consulting services in connection with the natural gas program of WIXX Energy, Inc. In addition, until other arrangements are made, Riverside will continue to apply future consulting fees against the principal and interest on the note, until the balance of the note ia completely satisfied.

In late September and early October 1997, the Company sold an aggregate of 64,875 shares of Wickes common stock to Kenneth M. Kirschner, Vice Chairman, director of the Company, and an executive officer of Wickes, and Frederick H. Schultz, a director of the Company. The aggregate purchase price was $290,000, or $4.47 per share, which equaled the 30-day average closing bid price for Wickes common stock on the NASDAQ National Stock Market prior to the sales.

In the fourth quarter of 1997, J. Steven Wilson, the Company's Chairman, President and Chief Executive Officer advanced $160,000 to the Company, which at March 31, 1998 the Company had not repaid.

Directors of the Company own an aggregate of $2.0 million of the Company's 13% subordinated notes.

16.  SUBSEQUENT EVENTS

REAL ESTATE

On March 31, 1998, Riverside sold approximately 60 acres of its investment in real estate for approximately $4.0 million. The entire sales proceeds was paid to American Founders to fund an escrow account for the payment of property taxes, accrued and unpaid interest. The excess will be applied against the principal balance of the Notes. (See Note 10. "Long-Term Debt").

INTERNET, TELEPHONY & UTILITIES MARKETING

In November of 1997, Riverside entered into an agreement to purchase internet and utilities marketing operations owned by Wickes Inc. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. In February of 1998, this sale was completed and Riverside paid compensation of approximately $870,000 in the form of a three-year unsecured promissory note. In addition, Riverside agreed to pay ten percent of the future net income of these operations, subject to a maximum of $429,249 plus interest. The terms of the transaction were approved by a committee of the disinterested members of Wickes' board of directors.

RESTRUCTURING PLAN

In February of 1998, Wickes announced a plan for additional restructuring activities to be completed in the first quarter of 1998 (the "1998 Plan"). This 1998 Plan includes the closing or consolidation of eight building centers and two component manufacturing facilities, the sale of two additional building centers, and further reductions in headquarters staffing. The eight building centers and two component manufacturing facilities were closed in the beginning of February, the sale of the two building centers was completed in March, and the headquarters reductions have been implemented. Wickes anticipates that it will incur, in the first quarter, a restructuring charge of $5.4 million, including $3.6 million in anticipated losses on the dis position of closed center assets and liabilities and $1.8 million in severance and post employment benefits.

In March of 1998, as contemplated by the 1998 Plan, Wickes sold the assets of its two Iowa centers to another building center chain for an amount greater than current book value. The sale and transfer of the assets and operations was completed at the end of March 1998.

THIRD AMENDMENT TO BANK AGREEMENT

On March 20, 1998 Wickes and its lenders entered into a third amendment to Wickes' revolving credit agreement. This amendment includes a modification to the fixed charge ratio covenant to reflect the restructuring recently announced by Wickes and includes the lenders' consent to Wickes' sale of its Iowa facilities and its internet and utilities marketing operations.

17.  INDUSTRY SEGMENT INFORMATION AND QUARTERLY RESULTS OF OPERATIONS

The Company's operations are conducted through three segments: building materials, life insurance, and other. Summary financial information about the Company's operating segments for the years ended December 31 is presented in the following table:


                                                         Year Ended December 31,
                                                  -----------------------------------
                                                  1997            1996           1995
                                                  ----            ----           ----
                                                             (in thousands)
Revenues:
    Building Materials                          $894,771        $471,515       $    492
    Life Insurance                                     -           9,800         25,245
    Other                                          1,474           1,997         (1,668)
                                                --------        --------       --------
       Total                                    $896,245        $483,312       $ 24,069
                                                ========        ========       ========

Earnings(losses) before income taxes, equity in related parties, minority interest and discontinued operations:

    Building Materials                          $    462        $  5,058       $ (1,408)
    Life Insurance                                     -             944        (10,530)
    Other                                         (4,524)         (3,779)        (1,968)
                                                --------        --------       --------
       Total                                    $ (4,062)       $  6,223       $(13,906)
                                                ========        ========       ========

Identifiable Assets:
  Building Materials                            $271,642        $281,398       $ 11,358
  Life Insurance                                       -           5,661        297,804
    Other                                         42,316          22,755       (  8,437)
                                                --------        --------       --------
       Total                                    $313,958        $309,814       $300,725
                                                ========        ========       ========


Building materials include the Company's equity in Wickes, the importation of lumber through a subsidiary of the Company (sold to Wickes in 1994). Other includes financial services related to the Wickes builders, real estate operations, Parent Company corporate debt and all eliminating entries related to intercompany transactions. Assets of discontinued operations, included in "Other," are net of related liabilities for 1997, 1996 and 1995, respectively.

Quarterly Results of Operations (Unaudited)

The following is an unaudited summary of quarterly performance of the Company for the years ended December 31:

                                                                 1997
                                              (in thousands, except per share amounts)
                                 First          Second          Third           Fourth
                                Quarter         Quarter         Quarter         Quarter           Total
Revenues                        $160,757        $240,296        $269,074        $226,118        $896,245

Costs and expenses              $168,779        $237,341        $265,352        $228,835        $900,307

Earnings before income taxes,
  equity in related parties,
  minority interest, and        --------        --------        --------        --------        --------
  discontinued operations        ($8,022)        $ 2,955          $3,722         ($2,717)        ($4,062)

Net earnings(loss) before dis-
 continued operations            ($4,139)          ($393)          ($417)          ($872)        ($5,821)


Loss from discontinued
 operations                        ($267)          ($271)           ($93)          ($243)          ($388)
                                --------        --------        --------        --------        --------
Net earnings(loss)               ($4,406)          ($664)          ($510)          ($629)        ($6,209)
                                ========        ========        ========        ========        ========

Earnings(loss) per common
 share:

Earnings(loss) from continuing
operations                        ($0.80)         ($0.08)         ($0.08)         ($0.17)         ($1.12)

Income from discontinued
 operations                       ($0.05)         ($0.05)         ($0.02)          $0.05          ($0.07)
                                --------        --------        --------        --------        --------

Net earnings(loss)                ($0.85)         ($0.13)         ($0.10)         ($0.12)         ($1.19)
                                ========        ========        ========        ========        ========

Weighted average
number of common shares used
in computing per share         5,194,389       5,193,833       5,193,833       5,193,833       5,193,970



                                                        1996
                                        (in thousands, except per share amounts)


                                              First         Second          Third            Fourth
                                             Quarter        Quarter         Quarter          Quarter         Total

Revenues                                     $5,877        $ 4,922           $257,398        $215,115         $483,312


Costs and expenses                           $6,376        $ 4,738           $252,783         $213,193         $477,089

Earnings before income taxes,
equity in related parties,minority
                                             ------        -------           -------          -------          -------
interest, and discontinued operations         ($499)          $184            $4,616           $1,922           $6,223

Net earnings(loss) before dis-
continued operations                        ($2,794)          $764              $557           $2,091             $618

Loss from discontinued
operations                                        -          ($163)            ($342)           ($519)         ($1,024)
                                             ------        -------           -------           ------          -------

Net earnings(loss)                          ($2,794)          $601              $215           $1,572            ($406)
                                            =======        =======           =======           ======          =======

EARNINGS(LOSS)PER COMMON
SHARE:


Earnings(loss) from continuing
operations                                   ($0.53)         $0.14             $0.12            $0.37            $0.11

Income from discontinued operations          ($0.00)        ($0.03)           ($0.09)          ($0.07)          ($0.19)
                                            -------        -------           -------          -------          -------

Net earnings(loss)                           ($0.53)         $0.11             $0.03            $0.30           ($0.08)
                                            =======        =======           =======          =======          =======

Weighted average number of
common shares used in
computing earnings per share              5,311,123      5,311,123         5,307,373        5,276,015        5,286,316


                                F-35

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders,
Riverside Group, Inc.:

Our report on the consolidated financial statements of Riverside Group, Inc. and subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 40 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                       Coopers & Lybrand L.L.P.

Jacksonville, Florida
March 31, 1998

                              RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    For the Years Ended December 31, 1997 and December 31, 1996
                                  (dollars in thousands)

Col. A          Col. B          Col. C          Col. C          Col. D          Col. E
                                Additions       Additions
                Balance at      Charged to      Charged to                      Balance at
                Beginning of    Costs and         Other         Deduct-         End of
Description       Period        Expenses (a)    Accounts(b)     ions(c)         Period
-----------     -----------     ------------    -----------     -------         ----------


1997:
Allowance for
doubtful
accounts....      $ 4,318         $ 2,148        $ (190)         $ 2,070         $ 4,206



1996:
Allowance for
doubtful
accounts....      $     0         $ 6,114             -          $ 1,796         $ 4,318



(a)    Net of reserved and collected amounts.
(b)    Allowance for doubtful accounts charged to restructuring reserve
(c)    Reserved accounts written off.

                                                 Schedule III
                                    Riverside Group, Inc. (Parent Only)
                                Condensed Financial Information of Registrant
                                                 Balance Sheets
                                                 (in thousands)

                                                          December 31,
                                                      1997             1996
                                                    --------         --------
                         ASSETS
Cash and cash equivalents                           $  3,017         $    297
Investment real estate                                13,869           16,382
Investment in subsidiaries                            21,183           30,512
Other assets                                           5,833            3,493
                                                    --------         --------
                                                    $ 43,902         $ 50,684
                                                    ========         ========


          LIABILITIES & STOCKHOLDERS' EQUITY
Accrued expenses, income taxes and other
 liabilities                                        $  2,963         $  1,907
Debt and mortgage debt                                26,319           28,002
                                                    --------         --------
                                                      29,282           29,909



Common stockholders' equity:
Common stock, $.10 par value; 20,000,000 shares
 authorized, issued and outstanding in,
 5,287,123 in 1997 and 5,296,123 in 1996                 529              530
Additional paid-in capital                            16,783           16,728
Retained earnings                                     (2,692)           3,517
                                                    --------         --------
Total stockholders' equity                            14,620           20,775
                                                    --------         --------
     Total liabilities and stockholders' equity     $ 43,902         $ 50,684
                                                    ========         ========


                                              Schedule III
                                    Riverside Group, Inc. (Parent Only)
                           Condensed Financial Information of Registrant
                               Condensed Statements of Operations
                                           (in thousands)

                                                              Years Ended December 3l,
                                                       1997              1996              1995
                                                    --------           --------          --------
Net investment income                               $    644           $  1,097          $      5
Other income                                             625                 12               765
Equity in net income of subsidiaries, net of
  income taxes                                       (1,733)              3,699           (12,690)
Equity in investment in Wickes Inc.                      --             (1,714)           (2,095)
                                                    --------           --------          --------
   Total revenues                                       (464)             3,094           (14,015)


Other operating costs & expenses                       2,639              1,072               735
Interest expense                                       3,106              2,428             1,450
                                                    --------           --------          --------
Total expenses                                         5,745              3,500             2,185

                                                    --------            --------          --------
Income (loss) before income tax benefit               (6,209)              (406)          (16,200)

Income tax expense (benefit)                              --                 --                --
                                                    --------           --------          --------

Net income (loss)                                   $ (6,209)          $   (406)         $(16,200)
                                                    ========           ========          ========

                                                    --------            -------          --------
Earnings (loss) per share of common stock, after
  deducting preferred dividends and accretion       $  (1.19)          $  (0.08)         $  (3.07)
                                                    ========           ========          =========

Weighted average number of common shares used
 in computing earnings per share                   5,193,970          5,266,316         5,284,280


                                                  Schedule III
                                       Riverside Group, Inc. (Parent Only)
                                Condensed Financial Information of Registrant
                                       Condensed Statements of Cash Flows
                                                  (in thousands)

                                                                 Years Ended December 3l,
                                                             1997                1996               1995
                                                          --------            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (6,209)            $   (406)         $(16,200)
  Adjustments to reconcile net (loss)
   to net cash provided by operating activities:

  Net realized investment gains                                897                  --                 --
  Change in other assets and liabilities                    (1,284)              3,874               (487)
  Equity in (income) loss of subsidiaries,
    net of cash received                                    (1,297)               (771)            16,308
  Depreciation and amortization                                177                 225                232
  Net change in recoveries from indemnification
   agreement                                                    --                  --                 40
                                                          --------            --------           --------

  Net cash provided by (used in) operating activities       (7,716)              2,922               (107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments:
  Securities of Wickes Inc.                                     --             (10,000)            (2,296)
  Short-term and real estate investments                    (1,004)            (20,654)                --
Sale, maturity and principal reduction of investments:
  Short-term and real estate investments                     4,407                  --               (139)
  Securities of Wickes Inc.                                    290                  --                 --
  Change in investment in and advances to subsidiaries       3,284               4,764              3,105
  Life Insurance Reorganization proceeds                     5,315              35,000                 --
  Net assets of Life Insurance Reorganization                   --             (28,202)                --
                                                          --------            --------           --------
   Net cash provided by (used in) investing activities      12,292             (19,092)               670

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                         (3,395)               (849)            (1,243)
  Increase in borrowings                                     1,539              17,798              1,700
  Redemption of Series C Preferred stock                        --                  --                 --
  Issuance of Common Stock                                      --                  --                156
  Purchase & Retirement of Common Stock                         --                 (46)            (1,168)
  Dividend paid to stockholders                                 --                (530)                --
                                                          --------            --------           --------
   Net cash provided by (used in) financing activities      (1,856)             16,373               (555)
                                                          --------            --------           --------

   Net Increase(decrease) in Cash & Cash Equivalents         4,282                 203                  8
   Cash at beginning of year                                   297                  94                 86
                                                          --------            --------           --------
   Cash at end of year                                       3,017                 297                 94
                                                          ========            ========           ========
