Form 10-Q
period 1998-03-31
RIVERSIDE GROUP INC/FL
filed 1998-05-15
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For Quarter Ended March 31, 1998                  Number 0-9209
                  ______________                  _______________



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



          Florida                                               59-1144172
_______________________________                             _________________

(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                           32256
___________________________________________                           _____
(Address of principal executive Offices)                            (Zip Code)


           Registrant's telephone number, including area code number
                                  904-281-2200
                                  ____________



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X        No
                                        ___

On May 5, 1998, there were 5,287,123 shares of the Registrant's common stock outstanding.


<page 2>

                                RIVERSIDE GROUP, INC.

                                      INDEX


                                                                    Page
PART I.             FINANCIAL INFORMATION                          Number
                                                                   ______
     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               March 31, 1998 (Unaudited)
               And December 31, 1997                                   3
               Condensed Consolidated Statements
               of Operations
               Three months ended
               March 31, 1998 and 1997 (Unaudited)                     4
               Condensed Consolidated Statement
               of Common Stockholders' Equity
               Three months ended
               March 31, 1998 (Unaudited)                              5

               Condensed Consolidated Statements of
               Cash Flows
               Three months ended
               March 31, 1998 and 1997 (Unaudited)                     6

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)                        7

     Item 2.   Management's Discussion and Analysis                   11
               of Financial Condition and Results of
               Operations

PART II.

     Item 2.   Changes in Securities                                  22

     Item 5.   Other Information                                      22

     Item 6.   Exhibits and Reports on Form 8-K                       22


                                        2

<page 3>
                      Riverside Group, Inc. and Subsidiaries
                            Consolidated Balance Sheet
                                 (unaudited)
                      (in thousands, except per share data)

                                                                March 31,           December 31,
                                                                  1998                 1997
                                                                _________           ___________

                      ASSETS
Current assets:
    Cash and cash equivalents                                   $ 2,783                 $ 3,154
    Notes receivable                                              1,364                   3,534
    Accounts receivable, less allowance for doubtful
      accounts of $5,205 in 1998 and $4,206 in 1997              74,184                  81,968
    Inventory                                                   114,670                 102,706
    Deferred tax asset, net                                      13,121                   8,955
    Prepaid expenses                                              1,466                   1,250
                                                                _______                 _______
       Total current assets                                     207,588                 201,567

Investment in real estate                                        10,953                  14,329
Property, plant and equipment, net                               45,511                  46,792
Trademark (net of accumulated amortization of
    $10,329 in 1998 and $10,274 in 1997)                          6,690                   6,745
Deferred tax asset, net                                          20,361                  20,361
Rental equipment (net of accumulated depreciation
    of $269 in 1998 and $176 in 1997)                             1,925                   2,030
Excess of cost over fair value of assets acquired                15,523                  15,684
Net assets (liabilities) of discontinued operations                 (29)                    (34)
Other assets (net of accumulated amortization of
    $9,103 in 1998 and $8,718 in 1997)                            5,567                   6,397
                                                               ________                ________

       Total assets                                            $314,089                $313,871
                                                               ========                ========

              LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                       $    540                 $   702
    Accounts payable                                             49,583                  41,629
    Income tax payable                                               25                      25
    Accrued liabilities                                          23,204                  23,111
                                                                 ______                  ______
       Total current liabilities                                 73,352                  65,467

Long-term debt, less current maturities                         206,654                 202,686
Mortgage debt                                                    12,750                  16,038
Other long-term liabilities                                       3,120                   3,084
                                                                _______                 _______
       Total liabilities                                        295,876                 287,275

Minority interest                                                 8,691                  11,976
Commitments and contingencies (Note 11)

Common stockholders' equity:
    Common stock, $.10 par value; 20,000,000 shares
    authorized; issued and outstanding, 5,287,123 in
    1998 and 5,296,123 in 1997                                      529                     529
    Additional paid in capital                                   16,783                  16,783
    Retained earnings (deficit)                                  (7,790)                 (2,692)
                                                                 ______                  _______

    Total common stockholders' equity                             9,522                  14,620

       Total liabilities and common stockholders'             _________                _________
          equity                                              $ 314,089                $313,871
                                                              =========                ========

           See Accompanying Notes to Consolidated Financial Statements.

                                        3


<Page 4>

                                RIVERSIDE GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                    Riverside Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                                 (unaudited)
                   (in thousands, except per share amounts)




                                                               Three Months Ended March 31,
                                                               ____________________________
                                                           1998                           1997
                                                           ____                           ____
Revenues:
  Sales and service revenues                            $168,861                        $159,319
  Net investment income (loss)                               (15)                             (7)
  Net realized investment gains (losses)                     437                              54
  Other operating income                                   2,451                             845
                                                        ________                        ________
                                                         171,734                         160,211
                                                        ________                         _______
Costs and expenses:
  Cost of sales                                          127,881                         122,372
  Provision for doubtful accounts                          1,333                           1,046
  Depreciation, goodwill and trademark amortization        1,420                           1,307
  Restructuring and unusual items                          5,431                              --
  Selling, general and administrative expenses            41,781                          38,148
  Interest expense                                         6,167                           5,906
                                                         _______                         _______
                                                         184,013                         168,779
                                                         _______                         _______

Loss before Income taxes, equity in related
  parties, and minority interest                         (12,279)                         (8,568)

  Income tax benefit                                      (3,879)                         (2,740)
  Equity in losses of related parties                         --                             553
  Minority interest, net of income taxes                  (3,302)                          2,509
                                                         _______                         _______
Loss before discontinued operations                       (5,098)                         (3,872)

Discontinued operations:
  Loss from operations of discontinued mortgage
     lending operating, net of income taxes                   --                            (267)
                                                         _______                         _______
  Net loss                                              $ (5,098)                       $ (4,139)
                                                        ========                         =======

Basic and diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations           $   (0.98)                      $   (0.73)
  Net gain (loss) from discontinued operations                --                           (0.05)
  Earnings (loss) per share                            $   (0.98)                      $   (0.78)
                                                       =========                       =========

Weighted average number of common stock
used in computing earnings per share                   5,227,751                       5,308,389




         See Accompanying Notes to Consolidated Financial Statements.



                                      4
<Page 5>

                    Riverside Group, Inc. and Subsidiaries
       Condensed Consolidated Statement of Common Stockholders' Equity
                                 (unaudited)
                                (in thousands)


                                                                                                          Total
                                                                  Additional                             Common
                                                     Common        Paid-In            Retained        Stockholders'
                                                     Stock         Capital            Earnings           Equity
                                                     ______       __________          ________         ___________
Balance, December 31, 1997                          $   529        $16,783           $(2,692)             $14,620

Net loss, three months ended
 March 31, 1998                                                                       (5,098)              (5,098)
                                                    _______        _______           _______              _______
 March 31, 1998                                       $ 529        $16,783           $(7,790)             $ 9,522
                                                    =======        =======           =======              =======





























    See Accompanying Notes to Condensed Consolidated Financial Statements.



                                      5
<Page 6>


                    Riverside Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                 (unaudited)


                                                                         Three Months Ended March 31,
                                                                         1998                   1997
                                                                         ____                   ____
Cash Flow from Operating Activities
   Net loss                                                             $(5,098)                $(4,139)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation expense                                                 1,175                   1,082
     Amortization expense                                                   831                     730
     Net change in deferred acquisition costs                                --                      --
     Provision for doubtful accounts                                      1,333                   1,046
     Gain on sale of fixed assets                                        (1,399)                    (25)
     Net realized investment gains on investments                          (437)                    (54)
     Benefit for deferred income taxes                                   (4,166)                 (3,100)
     Equity in losses of unconsolidated subsidiaries                         --                     553
     Minority interest                                                   (3,302)                 (2,509)
     Change in other assets and liabilities:
      Decrease in accounts receivable                                     5,558                   2,734
      Decrease in notes receivable                                        2,310                      --
      Increase in inventory                                             (11,964)                 (8,834)
      (Increase) decrease in other assets                                   859                    (442)
      Increase in accounts payable and accrued
        liabilities                                                       8,009                     443
      Net liabilities of discontinued operations,
        other liabilities and current income taxes                           81                     197
                                                                        _______                 _______
     Net Cash Used in Operating Activities                               (6,258)                (12,318)

Investing Activities
   Purchase of Investments:
     Property, plant and equipment                                       (1,123)                   (515)
     Investment real estate                                                  --                    (240)
   Sale of Investments:
     Property, plant and equipment                                        2,729                     143
     Investment real estate                                               3,808                     569
                                                                        _______                 _______
   Net Cash Provided by (Used in) Investing
     Activities                                                           5,414                     (43)

Cash Flows from Financing Activities
     Net borrowings under the revolving line of
       credit                                                             3,877                  10,063
     Repayment of debt                                                   (3,504)                   (227)
     Increase in borrowings                                                 100                      --
                                                                        _______                  ______
   Net Cash Provided by Financing Activities                                473                   9,836

     Net Decrease in Cash and Equivalents                                  (371)                 (2,525)
     Cash at beginning of year                                            3,154                   3,100
                                                                        _______                  ______
     Cash and equivalents at end of period                              $ 2,783                  $  575
                                                                        =======                  ======

    See Accompanying Notes to Condensed Consolidated Financial Statements

<Page 7>

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Financial Statement Presentation
   _________________________________________

   The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company").

   The condensed consolidated balance sheets as of March 31, 1998, the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997, the condensed consolidated statement of common stockholders' equity for the three months ended March 31, 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented have been made. The results for the three month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year or for any interim period.

   Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

   Reclassifications
   _________________

   Reclassifications have been made to the first quarter condensed consolidated balance sheet and condensed consolidated statement of cash flows to more appropriately reflect purchase rebates receivable as a reduction of accounts payable rather than as accounts receivable. The amount previously recorded as accounts receivable in the first quarter of 1997 was $1.5 million.

   Earnings Per Share
   __________________

   Basic and diluted earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (5,227,751 shares in 1998 and 5,308,389 shares in 1997). Since the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.

                                        7
<Page 8>

2. COMMITMENTS AND CONTINGENCIES
   _____________________________

   At March 31, 1998, Wickes had accrued approximately $500,000 (included in accrued liabilities at March 31, 1998) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

   Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. Other than tanks at one acquired facility recently installed, all such tanks known to Wickes located on facilities owned or operated by Wickes have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $1.9 million of net costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

   Wickes is one of many defendants in approximately 95 actions, each of which seeks unspecified damages, brought since 1993 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

     On November 3, 1995, a complaint was filed against Wickes', its directors and the Company seeking to enjoin or to obtain damages with respect to Wickes agreement to issue 2,000,000 newly-issued shares of common stock to the Parent Company for $10 million.

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

<Page 9>

3.      LONG TERM AND MORTGAGE DEBT
        ___________________________

        Consolidated long-term and mortgage debt is comprised of the following at March 31, 1998 (in thousands):

  THE PARENT GROUP
  Long-Term Debt
  Subordinated Notes                                           $   9,672
  Other                                                              553
  Less: current maturities                                          (503)
                                                               _________
  Total Company long-term debt less current maturities         $   9,722
                                                               _________

  Mortgage Debt
  Mortgage debt, non-recourse                                   $ 12,750
  Less: current maturities                                             -
                                                                ________
  The Parent Group long-term mortgage debt, less
    current maturities                                          $ 12,750
                                                                ________

  WICKES
  Revolving line of credit                                     $  96,922
  Senior subordinated notes                                      100,000
  Other                                                               47
  Less: current maturities                                           (37)
                                                                ________
  Total Wickes' long-term debt less current maturities          $196,932
                                                                ________
       Total long-term and mortgage debt                        ________
         less current maturities                                $219,404
                                                                ========

  THE PARENT GROUP
  ________________

  On April 20, 1998, Riverside amended certain terms of its mortgage debt. In connection with the amendment, (i) the Parent Company pledged an additional 325,000 shares of Wickes common stock in substitution for the $1.4 million cash then held by the lender as collateral (less a $200,000 holdback for the scheduled second quarter interest payment) and (ii) agreed to a reduced collateral value for the shares of pledged Wickes common stock.

  WICKES
  ______

  Under its revolving line of credit, Wickes may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at March 28, 1998 was $25.3 million.

<Page 10>

  On March 20, 1998, Wickes and its lenders entered into a third amendment to its revolving credit agreement. This amendment includes a modification to the fixed charge ratio covenant to reflect the restructuring announced by Wickes in February, 1998 and includes the lenders' consent to Wickes' sale of its Iowa facilities and its internet and utilities marketing operations.

4.     INCOME TAXES
       ____________

  The percentage ownership of Wickes by the Company does not allow consolidation for federal income tax filing purposes. Thus, each company will continue to separately determine its income tax liabilities. The Company's effective tax rate, excluding Wickes', was 0% for the three months ended March 31, 1998 and 1997.

  Wickes' provision for income taxes for the first quarter of 1998 was a benefit of $3.9 million, compared to a benefit of $2.7 million for the first quarter of 1997. An effective tax rate of 39.0% was used to calculate federal income taxes for the first quarter of 1998, compared with an effective rate of 39.1% for the first quarter of 1997. In addition to the effective federal rate used, state income and franchise taxes were calculated separately and are included in the provision reported.

  The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995 and 1997, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors, including but not limited to, the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage and competition.

5.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
       _________________________________________

  Reporting Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in the equity of a business. Comprehensive income includes net income as well as other components (revenues, expenses, gains, and losses) that under generally accepted accounting principles are excluded from net income but affect equity. The statement was effective for fiscal years beginning after December 15, 1997. Adoption of the statement has not had a material effect on the Company's financial statements.

                                        10
<Page 11>


  Disclosure About Segments. Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", changes Statement of Financial Accounting Standards No. 14 by requiring a new framework for segment reporting and includes the disclosure of financial information related to each segment. The statement was effective for fiscal years beginning after December 15, 1997. Adoption of the statement has not had a material effect on the Company's financial statements.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                            _____________________

  The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 1997.












<Page 12>


                            RESULTS OF OPERATIONS

                                   General

  The Company reported results of operations for the three months ended March 31, 1998 and 1997, as follows (in thousands):

CCaption>

                                                              Three Months Ended March 31,
                                                            _______________________________
                                                            (unaudited)         (unaudited)
                                                               1998                1997
                                                               ____                ____
Earnings(loss) before income taxes, equity
  in related parties, and
  minority interest (1)(2)                                 $(12,279)             $(8,568)
Net loss before discontinued operations                      (5,098)              (3,872)
Discontinued operations:
 Loss from operations of discontinued mortgage
  lending operations, net of income tax                           -                 (267)
  Net loss                                                  $(5,098)             $(4,139)


(1) Includes realized investment gains of $437,000 and $54,000 for the first quarters of 1998 and 1997, respectively.

(2) Includes a restructuring charge from Wickes of $5.4 million. This charge consisted of $3.7 million in anticipated losses on the disposition of closed center assets and liabilities and $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $0.3 million for adjustments to prior years restructuring accruals.

                                 Wickes Inc.
                                 ___________

  The Company estimates that the Company's results of operations include losses attributable to Wickes of $3,596,000 and $2,681,000 for the first three months of March 31, 1998 and 1997, respectively.


  The following discussion was obtained from the Wickes' first quarter 1998
10-Q.

  The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all building centers and component manufacturing facilities operated by Wickes, including those subsequently closed or sold.



<Page 13>


                                                    Three Months Ended
                                                    __________________
                                            (unaudited)          (unaudited)
                                                March                March
                                              28, 1998              29, 1997
                                              ________              _______

Net sales                                      100.0%               100.0%
Gross profit                                    24.3%                23.2%
Selling, general and
  administrative expense                        24.1%                23.7%
Depreciation, goodwill and
  trademark amortization                         0.7%                 0.7%
Provision for doubtful accounts                  0.8%                 0.7%
Restructuring and unusual items                  3.2%
Other operating income                          (1.4)%               (0.5)%
Income from operations                          (3.1)%               (1.4)%


Net Earnings
____________

  Wickes' first quarter has historically been adversely affected by seasonal decreases in building construction activity in the Northeast and Midwest resulting from winter weather conditions. In the first quarter of 1998, the
Midwest experienced a very mild winter.   The positive effects of the mild
winter in this region, Wickes' primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages. The first quarter of 1998 also had favorable economic conditions for the building materials supply industry. Single family housing starts were up 8.5% over the first quarter of 1997.

  Net loss for the three months ended March 28, 1998 was $6,799,000 compared with a loss of $5,190,000 for the three months ended March 29, 1997. The increase in the net loss is primarily the result of a $5.4 million charge for restructuring and unusual items and an increase in selling, general and administrative ("SG&A") expense, interest expense, and provision for doubtful accounts. The impact of these charges were partially offset by increases in sales and gross profit margins, a $1.6 million increase in other operating income, and the elimination of equity in losses of an affiliated company.

Operational Restructuring
_________________________

  In the first quarter of 1998, Wickes announced and completed a plan for additional restructuring activities (the "1998 Plan"). The 1998 Plan included the closing or consolidation of eight building centers and two component manufacturing facilities, the sale of two additional building centers, and further reductions in headquarters staffing. Wickes recorded a restructuring charge of $5.4 million with respect to the 1998 Plan, consisting of $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits, and a benefit of $300,000 for adjustments to prior years' restructuring accruals.


<Page 14>

  In March of 1998, as contemplated by the 1998 Plan, Wickes sold the assets of its two Iowa centers to another building center chain for approximately $3.9 million, resulting in a gain of approximately $700,000.

                  Three Months Ended March 28, 1998 Compared
                  With the Three Months Ended March 29, 1997
                  __________________________________________

Net Sales
_________

  Net sales for the first quarter of 1998 increased 5.9% to $168.7 million from $159.3 million for the first quarter of 1997. Same store sales increased 10.3% compared with the same period last year. Same store sales to Wickes' primary customers, building professionals, also increased 10.3% when compared with the first quarter of 1997, and consumer same store sales increased by 4.3% for the quarter. As of March 28, 1998, Wickes operated 101 sales and distribution facilities, nine less than it operated at the end of the first quarter of 1997. Wickes estimates that deflation in lumber prices reduced total sales for the quarter by approximately $4.4 million, compared with the 1997 comparable period.

  Wickes believes that the sales increase results primarily from its recent investments in its target major market and re-merchandised conventional market sales and distribution facilities, as well as favorable economic and weather conditions. Same store sales increased 29% in the Wickes' nine target major markets, while same store sales increased 34% in the five building centers Wickes finished remerchandising before the fourth quarter of 1997. Single family housing starts were 8.5% higher, nationally, in the first quarter of 1998 than in the comparable period of 1997. In Wickes' primary geographical market, the Midwest, single family housing starts were 14.0% higher.

Gross Profit
____________

  1998 first quarter gross profit increased to $41.0 million from $36.9 million for the first quarter of 1997, a 10.9% increase. Gross profit as a percent of sales increased to 24.3% for the first quarter of 1998 from 23.2% in 1997. The increase in gross profit as a percent of sales is primarily attributable to improved product costs, increased margins on internally manufactured products and a reduction in costs associated with physical inventory count adjustments. Sales to building professionals, as a percentage of sales remained constant in the two quarters, at 89.7%. Lumber and building materials accounted for 87.4% of sales in the first quarter of 1998, unchanged from the first quarter of 1997.

Selling, General and Administrative Expense
___________________________________________

  SG&A expense increased to 24.1% of net sales in the first quarter of 1998 compared with 23.7% of net sales in the first quarter of 1997. Much of the increase is attributable to major market expansion programs and Wickes' decision, in the second half of 1997, to remerchandise 19 sales and distribution facilities and invest in programs to support sales improvement.


                                        14
<Page 15>


  Increases, as a percent of sales, in salaries and wages, employee relocation and real estate and equipment rental expense were partially offset by reductions in professional fees. Salaries, wages and employee benefits increased, as a percent of sales, by 0.8%. As of March 28, 1998, Wickes had 3,550 full time and part time employees, relatively unchanged from March 29, 1997.

Depreciation, Goodwill and Trademark Amortization
_________________________________________________

  Depreciation, goodwill and trademark amortization increased to $1.3 million for the first quarter of 1998 compared with $1.2 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment. Wickes' tool rental program was initiated during 1997 and no depreciation on rental equipment was recorded in the first quarter of 1997.

Provision for Doubtful Accounts
_______________________________

  The provision for doubtful accounts increased to $1.3 million for the first quarter of 1998 from $1.0 million in the first quarter of 1997. The primary reasons for the increase is better than historical collection performance in the first quarter of 1997 and additional expense as a result of delinquency of one major account in 1998.

Restructuring and Unusual Items
_______________________________

  In February of 1998, Wickes announced the 1998 Plan which included the closing or consolidation of eight building centers and two component manufacturing facilities in February, the sale of two additional building centers in March, and further reductions in headquarters staffing. Wickes recorded a restructuring charge of $5.4, million which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 million for adjustments to prior years restructuring accruals. No restructuring or unusual items were recorded in the first quarter of 1997.

Other Operating Income
______________________

  Other operating income for the first quarter of 1998 was $2.4 million compared with $800,000 for the first quarter of 1997. During the first quarter of 1998, Wickes recorded a gain of approximately $1.4 million on the sale of its two Iowa centers, two other closed building centers, and excess equipment. In the first quarter of 1997, Wickes sold no real estate and recorded gains of $25,000 on the sale of excess equipment.

Interest Expense
________________

  In the first quarter of 1998 interest expense increased to $5.4 million from $5.2 million during the first quarter of 1997, resulting primarily from an increase in average total long term debt of approximately $15.3 million, partially offset by a decrease in the effective borrowing rate on total long
term debt of approximately 47 basis points.   The decrease in the effective
borrowing rate is primarily due to a reduction in interest rate on Wickes' revolving line of credit, effective April 11, 1997. Approximately 92% of Wickes' first quarter average borrowings on its revolving credit facility were LIBOR-based.

<Page 16>

Equity in Loss of Affiliated Company
____________________________________

  In the first quarter of 1997, Wickes recorded equity in loss of affiliated company of $600,000. Wickes' net equity in this affiliate has been reduced to zero, and Wickes recorded no equity in this affiliate's losses in 1998.

                    Parent Company and Other Subsidiaries
                    _____________________________________

  The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Wickes (the "Parent Group"). In December of 1997, Riverside purchased "Wickes Plus" from Wickes Inc., and in January of 1998, Riverside purchased Cybermax, an Internet Service Provider located in Jacksonville, Florida. These operations have established Riverside as a marketer of Internet services including dial-up and dedicated connectivity, web software development, web hosting, long distance, prepaid and post paid calling cards, and 800 and voice Messaging telephony services. Riverside markets these operations under the name "Cybermax". In 1998, Riverside also began marketing gas and electricity under the name of WIXX Energy ("WIXX").

  Non-interest operating expenses for the first three months of 1998 and 1997 were $1,186,000 and $376,000, respectively. The primary reason for the increase is due to the startup costs incurred by the Cybermax operations, which accounted for approximately $865,000 of the expenses. In addition, WIXX incurred approximately $162,000 of expenses during the first quarter of 1998.

  Revenues of the Parent Group (excluding investment income) for the first quarter of 1998 and 1997 were $199,000 and $0, respectively. Included is $115,000 in sales attributable to the Cybermax operations and $82,500 received in settlement of a lawsuit.

  Interest expense remained relatively unchanged at $744,000 to $754,000 for the
quarters ending March 31, 1998 and 1997, respectively.   Interest expense on the
Parent Company's real estate debt will continue to decrease as a result of real estate sales. During the first quarter of 1998, the principal balance on the mortgage debt was reduced by $3.2 million.

                           Real Estate Investments
                           _______________________

  The Company's real estate investments consist of $7,399,000 in Georgia properties, $3,481,000 in Florida properties and $73,000 in other states.

  Included in the Company's net realized investment gains for the first three months of 1998 and 1997 were net realized gains on real estate investments of $437,000 and $54,000, respectively.


<Page 17>

                           Discontinued Operations
                           _______________________

  Beginning in 1995, Riverside marketed construction and permanent mortgage loans to and through the professional building customers of Wickes. In early 1997, Riverside began to reduce the extent of mortgage operations. In December 1997, Riverside completed the sale of its remaining mortgage operations to a third party, which continues to market mortgage loans through Wickes.

  The following table sets forth information concerning the results of the Company's former mortgage lending operations.

                                                         Three Months Ended
                                                           March 31, 1997
                                                           ______________

Revenues                                                        $ 288
Other income(loss)                                                (15)
                                                                _____
 Total revenues                                                   273
Selling, general and administrative expenses (1)                  429
Interest expense                                                  111
                                                                _____
 Total expense                                                    540
                                                                _____
  Net loss                                                      $(267)
                                                                =====

(1) Net of reimbursements of $300,000 received during the first three months of 1997, by the Parent Company on behalf of its mortgage lending operations from Wickes.











                                               17
<Page 18>

                                   Income Taxes
                                   ____________

  The Company does not consolidate with Wickes for income tax filing purposes. Thus, each company will continue to separately determine its income tax liability. The Company's effective tax rate, excluding Wickes', was 0% for the three months ended March 31, 1998 and 1997. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

  Wickes' provision for income taxes for the first quarter of 1998 was a benefit of $3.9 million, compared to a benefit of $2.7 million for the first quarter of 1997. An effective tax rate of 39.0% was used to calculate federal income taxes for the first quarter of 1998, compared with an effective rate of 39.1% for the first quarter of 1997. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the provision reported.

                       LIQUIDITY AND CAPITAL RESOURCES
                       _______________________________

The Parent Group
________________

  The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead.

  Operations, exclusive of Wickes (which is currently prohibited from paying dividends by reason of restrictions in debt instruments), consist primarily of real estate sales and the Parent Company's internet, telephony and utilities marketing operations. The Parent Company's internet, telephony and utilities marketing operations are in the start-up phase and are expected to be net users of cash for several months. Also, real estate sales proceeds are required to be applied to real estate debt reduction and are not available to the Parent Company for other purposes.

  On April 20, 1998, Riverside amended certain terms of its real estate debt. In connection with the amendment, (i) the Parent Company pledged an additional 325,000 shares of Wickes common stock in substitution for the $1.4 million cash then held by the lender as collateral (less a $200,000 holdback for the scheduled second quarter interest payment) and (ii) agreed to a reduced collateral value for the shares of pledged Wickes common stock.

  In February of 1998, Riverside completed the acquisition of the Internet and utilities marketing operations formerly owned by Wickes. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. For these operations, Riverside paid consideration of approximately $872,000 in the form of a three-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, Riverside agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest. The Company's Consolidated financial statements do not reflect the promissory note since it is an inter-company note and, therefore, eliminated in consolidation.


<Page 19>

  At May 8, 1998, the Parent Company had approximately $1.7 million in cash on
hand.    The Parent Company believes that its cash on hand will not be sufficient to support its operations and overhead and to service its indebtedness until such time as its Cybermax and WIXX operations have begun to generate significant positive cash flow. Therefore, the Parent Company will need to obtain additional funds through asset sales or additional borrowings or other financing. The principal asset that the parent Company could sell would be its shares of Wickes common stock. At May 1, 1998, approximately 2,012,180 of the Parent Company's 4,152,415 shares of Wickes common stock are pledged to secure various obligations of the Company.

  On April 2, 1998, the Parent Company repaid the remaining $453,000 balance of a secured obligation to a third party. On February 12, 1998, the Parent Company issued an unsecured note for $100,000 to a third party in connection with its acquisition of Cybermax.

  In the fourth quarter of 1997, J. Steven Wilson, the Company's Chairman, President and Chief Executive Officer advanced $160,000 to the Company, which at May 1, 1998, the Company had not repaid. The Company plans to repay this advance during the second quarter of 1998.

  The $10,000,000 principal of the Company's 13% Subordinated Notes is due in September 1999. The Company anticipates that to repay this indebtedness it will need to obtain additional funds through borrowings, issuance of debt or equity securities, asset sales, or funds provided by operations.

  During the first quarter of 1998, stockholders' equity decreased by a net of $5.1 million, primarily as a result of Wickes' operating losses. Wickes' results of operations have historically been adversely affected by seasonal weather factors during the first quarter of the year. In addition, Wickes recorded an operational restructuring charge of $5.4 million in the first quarter of 1998.

  FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT.   The discussion above of
the Company's future liquidity needs and sufficiency constitutes Forward-Looking Information within the meaning of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt payments,
(ii) the level of positive or negative cash flow generated by the Parent Company's internet, telephony and utilities marketing operations, (iii) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock and the Parent Company's internet, telephony and utilities marketing operations and (iv) the ability of the Company to raise funds through sales of Wickes common stock. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia, and Jacksonville, Florida. The Company's ability to sell Wickes common stock would depend upon, among other things, the trading price of Wickes common stock and, in light of the relatively low trading volume for Wickes common stock, possibly the Company's ability to find a buyer or buyers for Wickes common stock in a private transaction or otherwise.


<Page 20>


Wickes
______

  Wickes' principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. Wickes' primary need for capital resources is to finance inventory and accounts receivable.

  During the first three months of 1998 net cash used in operating activities was $5.8 million, $5.7 million less than the $11.5 million used in the first quarter of 1997. The first three months of the year historically have generated negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, Wickes normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales.

  Wickes' accounts receivable balance at the end of the first quarter of 1998 increased $7.4 million when compared to the end of the first quarter of 1997, an increase of 10.9%. Approximately $4.3 million of this increase is attributable to increased credit sales during March of 1998, compared with March of 1997. Balances on accounts with special terms have also increased approximately $4.0 million from 1997 to 1998.

  Inventory at the end of the first quarter of 1998 was $5.2 million, or 4.7% higher than at the end of the first quarter of 1997. This increase is largely attributable to the major market and showroom remerchandising programs, as well as the increase in first quarter sales. Roofing, insulation and vinyl siding account for a $6.2 million increase in inventory which is partially offset by decreases in commodity lumber inventory, primarily as a result of lower market prices. Accounts payable at the end of the first quarter of 1998 increased approximately $6.9 million, or 16.4% from the first quarter of 1997, primarily attributable to an increase in total inventory and special buys on commodity building materials (roofing, drywall, insulation) which included extended accounts payable terms.

  Wickes' capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. In the first three months of 1998, Wickes' spent $0.8 million on capital expenditures as compared to $0.5 million for the same period in 1997. Wickes expects to spend approximately $5.0 million for all of 1998. Under Wickes' bank revolving credit agreement, as amended, capital expenditures during 1998 are limited to $6.0 million plus the proceeds from the sale of certain excess real estate plus the portion of 1997's capital expenditures that were not spent. Wickes expects to fund capital expenditures through borrowings and its internally generated cash flow.

  Through the first three months of 1998, Wickes has closed, consolidated, or sold ten sales and distribution facilities and two component manufacturing facilities. At May 1, 1998, Wickes operated 101 sales and distribution centers and 10 component manufacturing facilities compared with 112 sales and distribution facilities and 11 component manufacturing facilities at May 1, 1997. The following table reconciles the number of building centers and component manufacturing facilities operated by Wickes through May 1, 1998:


<Page 21>


                                     Sales &                  Component
                                   Distribution             Manufacturing
                                    Facilities                Facilities
                                    __________              _____________
As of December 27, 1997                111                        11


  Expansion                              -                         1
  Sold                                  (2)                        -
  Closings                              (7)                       (2)
  Consolidation                         (1)                        -
                                       ___                        __

As of May 1, 1998                      101                        10
                                       ___                        __

  Wickes maintained excess availability under its revolving line of credit throughout the first three months of 1998. At the end of the first quarter, total borrowings under the revolving line of credit were $10.5 million higher than at the end of the first quarter of 1997. Under the current terms of Wickes' bank revolving credit agreement, Wickes believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At March 28, 1998, $96.9 million was outstanding under Wickes' revolving line of credit, and the unused availability was approximately $25.3 million. Wickes' assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes".

  On March 20, 1998, Wickes and its lenders entered into a third amendment to Wickes' revolving credit agreement. This amendment includes a modification to the fixed charge ratio covenant to reflect the restructuring announced by Wickes in February, 1998 and includes the lenders' consent to Wickes' sale of its Iowa facilities and its internet and utilities marketing operations.











<Page 22>


                                     PART II
                                OTHER INFORMATION



Item 2.     Changes in Securities



Item 5.     Other Information


Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

            27.1   Financial Data Schedule (SEC Use Only)

            (b)    Reports on Form 8-K

                   None













<Page 23>


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



RIVERSIDE GROUP, INC.


By /s/ J. Steven Wilson
____________________________
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
____________________________
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date:  May 14, 1998










