Form 10-Q
period 1998-06-30
RIVERSIDE GROUP INC/FL
filed 1998-08-17
CIK 277356

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                                               Commission File
For Quarter Ended June 30, 1998                 Number 0-9209
                  _____________                _______________


                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



             Florida                                   59-1144172
             ______                                    ___________

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

                                   Yes   X        No
                                        ___

On August 10, 1998, there were 5,287,123 shares of the Registrant's common stock outstanding.

<page 2>
                              RIVERSIDE GROUP, INC.


                                      INDEX


                                                                               Page
PART I.             FINANCIAL INFORMATION                                     Number
                                                                              ______
     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               June 30, 1998 (Unaudited)
               And December 31, 1997                                             3

               Condensed Consolidated Statements
               of Operations
               Three and Six months ended
               June 30, 1998 and 1997 (Unaudited)                                4

               Condensed Consolidated Statement
               of Common Stockholders' Equity
               Six months ended
               June 30, 1998 (Unaudited)                                         5

               Condensed Consolidated Statements of
               Cash Flows
               Six months ended
               June 30, 1998 and 1997 (Unaudited)                                6

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)                                  7

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                       11

PART II.

     Item 2.   Changes in Securities                                            25

     Item 5.   Other Information                                                25

     Item 6.   Exhibits and Reports on Form 8-K                                 25


<page 3>
                      Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                      (in thousands, except per share data)

                                                                       June 30,            December 31,
                                                                         1998                  1997
                                                                        ______             ___________


                      ASSETS
Current assets:
    Cash and cash equivalents                                          $    813                $  3,154
    Notes receivable                                                      1,419                   3,534
    Accounts receivable, less allowance for doubtful
      accounts of $4,370 in 1998 and $4,206 in 1997                      98,376                  81,968
    Inventory                                                           117,030                 102,706
    Deferred tax asset, net                                              11,156                   8,955
    Prepaid expenses                                                      1,885                   1,250
                                                                       _________               ________
       Total current assets                                             230,679                 201,567

Investment in real estate                                                10,948                  14,329
Property, plant and equipment, net                                       44,910                  46,792
Trademark (net of accumulated amortization of                             6,635                   6,745
    $10,385 in 1998 and $10,274 in 1997)
Deferred tax asset, net                                                  20,361                  20,361
Rental equipment (net of accumulated depreciation
    of $371 in 1998 and $176 in 1997)                                     2,015                   2,030
Excess of cost over fair value of assets acquired                        15,366                  15,684
Other assets (net of accumulated amortization of
    $9,488 in 1998 and $8,718 in 1997)                                    4,949                   6,397
                                                                      _________                ________

       Total assets                                                   $ 335,863                $313,905
                                                                      =========                ========

              LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                              $      78              $      702
    Accounts payable                                                     59,025                  41,629
    Income tax payable                                                       25                      25
    Accrued liabilities                                                  19,249                  23,111
                                                                      _________               _________
       Total current liabilities                                         78,377                  65,467

Long-term debt, less current maturities                                 222,270                 202,686
Mortgage debt                                                            12,750                  16,038
Liabilities of discontinued operations                                       13                      34
Other long-term liabilities                                               3,188                   3,084
                                                                      _________               _________
       Total liabilities                                                316,598                 287,309

Minority interest                                                        10,017                  11,976
Commitments and contingencies (Note 2)

Common stockholders' equity:
    Common stock, $.10 par value; 20,000,000 shares
      authorized; issued and outstanding, 5,287,123                         529                     529
      in 1998 and 5,296,123 in 1997
    Additional paid in capital                                           16,783                  16,783
    Retained earnings (deficit)                                          (8,064)                 (2,692)
                                                                      __________              _________
    Total common stockholders' equity                                     9,248                  14,620

       Total liabilities and common stockholders'                     ---------               ---------
          equity                                                      $ 335,863               $ 313,905
                                                                      =========               =========


        The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

<page 4>


                      Riverside Group, Inc. and Subsidiaries
                  Condensed Consolidated Statement of Operations
                                   (unaudited)
                     (in thousands, except per share amounts)

                                                        Three Months Ended                      Six Months Ended
                                                        __________________                      ________________

                                                   June 30,           June 30,             June 30,           June 30,
                                                    1998                1997                 1998               1997
                                                    ____                ____                 ____               ____

Revenues:
   Sales and service revenues                    $ 237,308           $ 237,335          $ 406,169             $ 396,654
   Net investment income (loss)                        (36)                (46)               (51)                  (53)
   Net realized investment gains                        --                 633                437                   687
   Other operating income                            1,727               1,635              4,178                 2,480
                                                 _________           _________          _________             _________
                                                   238,999             239,557            410,733               399,768
                                                 _________           _________          _________             _________
Costs and expenses:
   Cost of sales                                   181,182             183,028            309,063               305,400
   Provision for doubtful accounts                    (131)               (463)             1,202                   583
   Depreciation, goodwill and
     trademark amortization                          1,451               1,403              2,871                 2,710
   Restructuring and unusual items                      --                  --              5,431                    --
   Selling, general and
     administrative expenses                        47,055              47,357             88,836                85,505
   Interest expense                                  6,093               6,039             12,260                11,945
                                                 _________           _________          _________             _________
                                                   235,650             237,364            419,663               406,143
                                                 _________           _________          _________             _________

Earnings(loss) before income taxes,
  equity in related parties, and
  minority interest                                  3,349               2,193             (8,930)               (6,375)

   Income tax expense (benefit)                      2,249               1,454             (1,630)               (1,286)
   Equity in losses of related parties                  --                 213                 --                   766
   Minority interest, net of income taxes            1,374                 648             (1,928)               (1,861)
                                                 __________          __________         __________            __________
Loss before discontinued operations                   (274)               (122)            (5,372)               (3,994)

Discontinued operations:
   Loss from operations of discontinued
      mortgage lending operations, net of
      income taxes                                      --                (271)                --                  (538)
                                                 __________          ___________        __________            __________
   Net loss                                      $    (274)          $    (393)         $  (5,372)            $  (4,532)
                                                 ==========          ==========         ==========            ==========
Basic and diluted earnings (loss)
  per common share:
   Earnings (loss) from continuing
     operations                                  $   (0.05)            $ (0.02)         $   (1.03)            $   (0.75)
   Net earnings (loss) from discontinued
     operations                                         --               (0.05)                --                 (0.10)
                                                 __________          __________         __________            __________
   Loss per share                                $   (0.05)           $  (0.07)         $   (1.03)            $   (0.85)
                                                 ==========           =========         ===========            =========
Weighted average number of common stock
used in computing earnings per share             5,227,571           5,307,833          5,227,571             5,308,111




       The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

<page 5>


                      Riverside Group, Inc. and Subsidiaries
         Condensed Consolidated Statement of Common Stockholders' Equity
                                   (unaudited)
                                  (in thousands)



                                                       Additional                       Total Common
                                  Common                Paid-In          Retained       Stockholders'
                                  Stock                 Capital          Earnings          Equity
                                  ______               __________        ________       ____________


Balance, December 31, 1997         $ 529                $ 16,783         $ (2,692)        $ 14,620

Net loss, six months ended
 June 30, 1998                                                             (5,372)          (5,372)
                                   _____                ________         _________         ________
Balance, June 30, 1998             $ 529                $ 16,783         $ (8,064)         $ 9,248
                                   =====                ========         =========         ========





























   The accompanying notes are an integral part of the Condensed Consolidated Financial Statements


   <Page 6>

                      Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (in thousands)
                                   (unaudited)

                                                                   Six Months Ended June 30,
                                                                   _________________________

                                                                  1998                   1997
                                                                  ____                   ____

Cash Flow from Operating Activities
   Net loss                                                   $  (5,372)              $  (4,532)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation expense                                        2,372                   2,201
      Amortization expense                                        1,332                   1,253
      Provision for doubtful accounts                             1,202                     583
      Gain on sale of fixed assets                               (1,501)                   (546)
      Net realized investment gains on investments                 (437)                   (687)
      Benefit for deferred income taxes                          (2,201)                 (2,007)
      Equity in losses of unconsolidated subsidiaries                --                     766
      Minority interest                                          (1,928)                 (1,861)
      Change in other assets and liabilities:
        Increase in accounts receivable                         (18,443)                (24,966)
        Decrease in notes receivable                              2,182                      --
        Increase in inventory                                   (14,324)                (28,899)
        (Increase) decrease in other assets                         509                  (1,774)
        Increase in accounts payable and accrued
          liabilities                                            13,449                  24,314
        Net liabilities of discontinued operations,
          other liabilities and current income taxes                160                     373
                                                              __________              __________
   Net Cash Used in Operating Activities                        (23,000)                (35,782)

Investing Activities
   Purchase of investments:
      Property, plant and equipment                              (2,276)                 (2,693)
      Investment real estate                                         --                    (320)
   Sale of investments:
      Property, plant and equipment                               3,549                   6,442
      Investment real estate                                      3,808                   2,062
                                                              __________              __________
   Net Cash Provided by Investing Activities                      5,081                   5,491

Cash Flows from Financing Activities
      Net borrowings under the revolving line of
        credit                                                   19,463                  27,668
      Repayment of debt                                          (3,985)                 (2,161)
      Increase in borrowings                                        100                   2,023
      Purchase and retirement of treasury shares                     --                     (18)
      Net proceeds from issuance of common stock                     --                      31
                                                              __________              __________
   Net Cash Provided by Financing Activities                     15,578                  27,543

      Net Decrease in Cash and Equivalents                       (2,341)                 (2,748)
      Cash at beginning of year                                   3,154                   3,100
                                                              __________              __________
      Cash and equivalents at end of period                   $     813               $     352
                                                              ==========              =========



   The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

<Page 7>

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    __________________________________________

    Basis of Financial Statement Presentation
    _________________________________________

    The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company").

    The condensed consolidated balance sheets as of June 30, 1998, the condensed consolidated statements of operations for the six months ended June 30, 1998 and 1997, the condensed consolidated statement of common stockholders' equity for the six months ended June 30, 1998 and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998, and for all periods presented have been made. The results for the six month period ended June 30, 1998 is not necessarily indicative of the results to be expected for the full year or for any interim period.

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

   Reclassifications
   _________________

   Reclassifications have been made to the second quarter condensed consolidated balance sheet and condensed consolidated statement of cash flows to more appropriately reflect purchase rebates receivable as a reduction of accounts payable rather than as accounts receivable. The amount previously recorded as accounts receivable in the second quarter of 1997 was $2.1 million.

   Earnings Per Share
   __________________

   Basic and diluted earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (5,227,571 shares in 1998 and 5,308,111 shares in 1997). Since the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.

<Page 8>

2.   COMMITMENTS AND CONTINGENCIES
     _____________________________

     At June 30, 1998, Wickes Inc. ("Wickes") had accrued $500,000 (included in accrued liabilities at June 30, 1998) for remediation of certain environmental and product liability matters, principally underground storage tank removal. Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by Wickes have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes, the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $1.9 million of net costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

     Wickes is one of many defendants in approximately 80 actions, each of which seeks unspecified damages, brought since 1993 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

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

<Page 9>

3.   LONG TERM AND MORTGAGE DEBT
     ___________________________

     Consolidated long-term and mortgage debt is comprised of the following at June 30, 1998 (in thousands):





     THE PARENT GROUP
     Long-Term Debt
     ______________
     Subordinated Notes                                                $  9,722
     Other                                                                   88
     Less: current maturities                                               (50)
                                                                       ________
     Total Company long-term debt less current maturities              $  9,760
                                                                       ________

     Mortgage Debt
     _____________
     Mortgage debt, non-recourse                                        $ 12,750
     Less: current maturities                                                  -
                                                                        ________
     The Parent Group long-term mortgage debt, less
       current maturities                                               $ 12,750
                                                                        ________

     WICKES
     Revolving line of credit                                          $112,505
     Senior subordinated notes                                          100,000
     Other                                                                   33
     Less: current maturities                                               (28)
                                                                       ________
     Total Wickes' long-term debt less current maturities              $212,510
                                                                       ________

          Total long-term and mortgage debt                            _________
             less current maturities                                    $235,020
                                                                        ========


       THE PARENT GROUP
       ________________

       On April 20, 1998, Riverside amended certain terms of its mortgage debt. In connection with the amendment, (i) the Parent Company pledged an additional 325,000 shares of Wickes common stock in substitution for the $1.4 million cash then held by the lender as collateral and (ii) agreed to a reduced collateral value for the shares of pledged Wickes common stock.

     WICKES
     ______

     Under its revolving line of credit, Wickes may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at June 30, 1998 was $17.1 million.

     On March 20, 1998, Wickes and its lenders entered into a third amendment to its revolving credit agreement. This amendment includes a modification to the fixed charge ratio covenant to reflect the restructuring announced by Wickes in February, 1998 and includes the lenders' consent to Wickes' sale of its Iowa facilities and its internet and utilities marketing operations.

<Page 10>

4.   INCOME TAXES
     ____________

     The percentage ownership of Wickes by the Company does not allow consolidation for federal income tax filing purposes. Thus, each company will continue to separately determine its income tax liabilities. The Company's effective tax rate, excluding Wickes', was 0% for the six months ended June 30, 1998 and 1997.

     Wickes' provision for income taxes for the six month period ended June 30, 1998 was a benefit of $1.6 million, compared to a benefit of $1.3 million for the six month period ended June 30, 1997. An effective tax rate of 39.0% was used to calculate federal income taxes for the first six months of 1998, compared with an effective rate of 39.1% for the first six months of 1997. In addition to the effective federal rate used, state income and franchise taxes were calculated separately and are included in the provision reported.

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

<Page 11>

     Employers' Disclosures About Pensions and Other Postretirement Benefits. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other post retirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a significant impact on its financial statements.

6.   OPERATIONAL RESTRUCTURING
     _________________________

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

7.   SUBSEQUENT EVENT
     ________________

     On July 16, 1998, Wickes announced an agreement in principle to acquire Eagle Industries Inc., an Indianapolis, Indiana component manufacturer with 1997 sales of $10.5 million. Eagle Industries manufactures and distributes roof trusses, wall panels and other building materials to the home building industry. The transaction is expected to be complete by the end of the third quarter.

     On July 13, 1998, the Company announced that GameVerse, Inc. ("GameVerse"), a wholly owned subsidiary of the Company, has entered into an agreement in principle with Greenleaf Technologies Corporation, calling for the creation of a joint venture on-line interactive entertainment network.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
           ________________________________________________________________

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

<Page 12>

                              RESULTS OF OPERATIONS

                                     General

     The Company reported results of operations for the three andsix months ended June 30, 1998 and 199, as follows (in thousands):

                                                         Three Months Ended                     Six Months Ended
                                                     __________________                     ________________
                                                         (unaudited)                          (unaudited)
                                                June 30,            June 30,            June 30,        June 30,
                                                  1998                 1997               1998            1997
                                                  ____                 ____               ____            ____
Earnings(loss) before
income taxes, equity in related
parties, and minority interest (1)(2)            $3,349               $2,193            $(8,930)        $(6,375)

Net loss before discontinued  operations           (274)                (122)            (5,372)         (3,994)

Discontinued operations:

Loss from operations of discontinued
  mortgage lending operations, net of
  income tax                                         --                 (271)                --            (538)

Net loss                                         $ (274)              $ (393)           $(5,372)        $(4,532)



(1) Includes realized investment gains of $0 and $633,000 for the three months ended June 30, 1998 and 1997, respectively, and $437,000 and $687,000 for the first six months ended June 30, 1998 and 1997, respectively.

(2) Includes a restructuring charge from Wickes of $5.4 million. This charge consisted of $3.7 million in anticipated losses on the disposition of closed center assets and liabilities and $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $0.3 million for adjustments to prior years restructuring accruals.

                                   Wickes Inc.

        The Company estimates that the Company's results of operations for the second quarter of 1998 include profits of $1,313,000 attributable to Wickes, compared to profits of $594,000 for the same period in 1997. The Company estimates that its results of operations include losses of $2,189,000 and $2,789,000 attributable to Wickes, for the first six months ended June 30, 1998 and 1997, respectively.


<Page 13>

The following discussion was obtained from the Wickes' second quarter 1998 10-Q.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by Wickes, including those closed or sold during the period.

Caption>

                                          Three Months Ended                     Six Months Ended
                                          __________________                     ________________

                                        June 27,        June 28,               June 27,        June 28,
                                         1998             1997                   1998            1997
                                         ____             ____                   ____            ____

Net Sales                               100.0%           100.0%                 100.0%          100.0%
Gross profit                             23.6%            22.9%                  23.9%           23.0%
Selling, general and
 administrative expense                  19.3%            19.8%                  21.3%           21.4%
Depreciation, goodwill and
 trademark amortization                   0.5%             0.5%                   0.6%            0.6%
Provision for doubtful accounts           0.0%            (0.2%)                  0.3%            0.1%
Restructuring and unusual items            --               --                    1.3%             --
Other operating income                   (0.6%)           (0.7%)                 (0.9%)          (0.6%)
Income from operations                    4.4%             3.5%                   1.3%            1.5%


Net Earnings
____________

        The first half of 1998 presented favorable economic conditions for the building materials supply industry. Single family housing starts were up 9.6% over the first half of 1997. During the first quarter of 1998, the positive effects of the mild winter in Wickes' Midwest region, Wickes' primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.

       Net income for the three months ended June 27, 1998 was $2,786,000 compared with income of $1,342,000 for the three months ended June 28, 1997. The increase in the net income for the three month period is primarily the result of increased gross profit dollars, reductions in selling, general and administrative ("SG&A")expense, and the elimination of equity in losses of an affiliated company. The impact of these changes were partially offset by increases in provision for doubtful accounts, interest expense, and reductions in other operating income.

       Net loss for the first six months of 1998 was $4,013,000 compared with a loss of $3,848,000 for the first six months of 1997. The decrease in net income is primarily the result of a $5.4 million charge for restructuring and unusual items and increases in SG&A expense, provision for doubtful accounts, and interest expense. The impact of these changes were partially offset by increases in sales,gross profit, and other operating income and the elimination of equity in losses of an affiliated company.

<Page 14>

Operational Restructuring
_________________________

       In the first quarter of 1998, Wickes announced and completed a plan for additional restructuring activities (the "1998 Plan"). The 1998 Plan included the closing or consolidation of eight building centers and two component manufacturing facilities, the sale of two additional building centers, and further reductions in headquarters staffing. During the first quarter, Wickes recorded a restructuring charge of $5.4 million with respect to the 1998 Plan consisting of $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits, and a benefit of $300,000 for adjustments to prior years'restructuring accruals.

       In March 1998, as contemplated by the 1998 Plan, Wickes sold the assets of its two Iowa building centers to another building center chain for approximately $3.9 million, resulting in a gain of approximately $700,000.


                   Three Months Ended June 27, 1998 Compared with the Three Months Ended June 28, 1997

Net Sales
_________

       Although net sales for the second quarter of 1998 were relatively unchanged at $237.1 million compared with $237.3 million for the second quarter of 1997, same store sales increased 7.0% compared with the same period last year, despite deflation in lumber prices which Wickes estimates reduced sales by approximately $9.1 million, or approximately 3.8%, compared with 1997 comparable period pricing. Same store sales to Wickes' primary customers, building professionals, also increased 9.3% when compared with the second quarter of 1997. Consumer same store sales decreased 10.2% for the quarter. As of June 27, 1998, Wickes operated 101 sales and distribution facilities, 11 less than it operated at the end of the second quarter of 1997.

       Wickes believes that its investments in its target major markets and re-merchandised conventional market sales and distribution facilities, as well as favorable economic conditions have offset the reduction in operating facilities and commodity lumber deflation. Same store sales increased 27% in Wickes' nine target major markets, while same store sales increased 19% in the 11 sales and distribution facilities which Wickes had finished remerchandising by the end of the second quarter of 1998. Single family housing starts were approximately 10.4% higher, nationally, in the second quarter of 1998 than in the comparable period of 1997. In Wickes' primary geographical market, the Midwest, single family housingwere up 4.2%.

Gross Profit
____________

       1998 second quarter gross profit increased to $56.1 million from $54.3 million for the second quarter of 1997, a 3.3% increase. Gross profit as a percentage of sales increased to 23.6% for the second quarter of 1998 from 22.9% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved product costs and a reduction in costs associated with physical inventory count adjustments. These improvements were partially offset by the effects of lumber deflation. Sales to building professionals, as a percentage of total sales, increased to 87.8% for the second quarter of 1998 from 85.5% for the same period in 1997. Lumber and building materials accounted for 89.6% of sales in the second quarter of 1998, compared with 89.4% in the second quarter of 1997.

<Page 15>

Selling, General and Administrative Expense
___________________________________________

       SG&A expense decreased to 19.3% of net sales in the second quarter of 1998 compared with 19.8% of net sales in the second quarter of 1997. Much of the reduction can be attributed to expense reductions as part of Wickes' operational restructuring and the completion of most of Wickes' remerchandising programs during or prior to the end of the second quarter of 1998.

       Decreases as a percentage of sales in general office, travel, marketing, professional fees, and maintenance expenses were partially offset by increases in salaries and wages, employee relocation and real estate rent expense. Salaries, wages and employee benefits increased as a percentage of sales by 0.2%. As of June 27, 1998, Wickes had 3,865 full time and part time employees, a decrease of 5.3% from June 28, 1997.

Depreciation, Goodwill and Trademark Amortization
_________________________________________________

       Depreciation, goodwill and trademark amortization increased to $1.3 million for the second quarter of 1998 compared with $1.2 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment. Wickes' tool rental program was initiated during 1997 and no depreciation on rental equipment was recorded in the second quarter of 1997.

Provision for Doubtful Accounts
_______________________________

       Wickes recorded a benefit from the provision for doubtful accounts of $0.1 million in the second quarter of 1998, compared with a benefit of $0.5
million in the second quarter of 1997.   Increased construction activity in the
Northeast and Midwest, during the second quarter, results in improved collections on previously reserved accounts and lower delinquency levels. Collections during the second quarter of 1997 were very high.

Other Operating Income
______________________

       Other operating income for the second quarter of 1998 was $1.4 million compared with $1.6 million for the second quarter of 1997. During the second quarter of 1998, Wickes recorded a gain of approximately $180,000 on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities. In the second quarter of 1997 Wickes recorded a gain of approximately $500,000 on the sale of a previously closed sales and distribution facility.

<Page 16>

Interest Expense
________________

       In the second quarter of 1998 interest expense increased to $5.5 million from $5.3 million for the second quarter of 1997, resulting primarily from an increase in average total long term debt of approximately $13.1 million, partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 20 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in the interest rate on Wickes' revolving line of credit, effective April 11, 1997 and a small reduction in the LIBOR rate. Approximately 93% of Wickes' second quarter average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company
____________________________________

       In the second quarter of 1997 Wickes recorded equity in loss of affiliated company of $200,000. Wickes' net equity in this affiliate was reduced to zero at December 31, 1997 thus no additional equity losses for this affiliate were recorded in 1998.

                    Six Months Ended June 27, 1998 Compared
                    with the Six Months Ended June 28, 1997

Net Sales
_________

       Although net sales for the first half of 1998 increased 2.3% to $405.9 million from $396.7 million for the first half of 1997, same store sales increased 7.9% compared with the same period last year, despite deflation in lumber prices which Wickes estimates reduced sales by approximately $15.0 million, or approximately 3.8% compared with 1997 comparable period pricing. Same store sales to Wickes' primary customers, building professionals, also increased 9.2% when compared with the first half of 1997. Consumer same store sales decreased 5.4% for the first half. As of June 27, 1998 Wickes operated 101 sales and distribution facilities, 11 less than it operated at the end of the second quarter of 1997.

       Wickes believes that its investments in its target major markets and re-merchandised conventional market sales and distribution facilities, as well as favorable economic and weather conditions have offset the reduction in operating facilities and commodity lumber deflation. Same store sales increased 28% in Wickes' nine target major markets, while same store sales increased 23% in the 11 sales and distribution facilities Wickes finished
remerchandising by the end of the second quarter of 1998.   Single family
housing starts were 9.6% higher, nationally, in the first half of 1998 than in the comparable period of 1997. In Wickes' primary geographical market, the Midwest, single family housing starts were up 7.7%. During the first quarter of 1998, the positive effects of the mild winter in Wickes' Midwest region, Wickes' primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.

<Page 17>

Gross Profit
____________

       Gross profit during the first half of 1998 increased to $97.1 million from $91.3 million for the first half of 1997, a 6.4% increase. Gross profit as a percentage of sales increased to 23.9% for the first half of 1998 from 23.0% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved product costs, increased margins on internally manufactured products and a reduction in costs associated with physical inventory count adjustments. These improvements were partially offset by the effects of lumber deflation. Sales to building professionals, as a percentage of total sales, increased to 88.5% for the first half of 1998 from 87.2% for the same period in 1997. Lumber and building materials accounted for 88.6% of sales in the first half of 1998, relatively unchanged from the first half of 1997.

Selling, General and Administrative Expense
___________________________________________

       SG&A expense decreased slightly, to 21.3% of net sales in the first half of 1998 compared with 21.4% of net sales in the first half of 1997. Increased expenses attributable to major market expansion programs and remerchandising of sales and distribution facilities were more than offset through reductions in other areas, primarily the reduction of costs anticipated under Wickes' operational restructuring plan, implemented in the first quarter of 1998.

       Decreases as a percentage of sales in professional fees, marketing, travel and general office expense were partially offset by increases in salaries and wages, employee relocation and real estate rental expenses. Salaries, wages and employee benefits for the first half of 1998, increased as a percentage of sales by 0.4% when compared with the first half of 1997.

Depreciation, Goodwill and Trademark Amortization
_________________________________________________

       Depreciation, goodwill and trademark amortization increased to $2.6 million for the first half of 1998 compared with $2.4 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment. Wickes' tool rental program was initiated during 1997 and no depreciation on rental equipment was recorded in the first half of 1997.

Provision for Doubtful Accounts
_______________________________

       The provision for doubtful accounts increased to $1.2 million for the first half of 1998 from $0.6 million in the first half of 1997. The primary reason for the increase is the better than historical collection performance achieved during the first half of 1997, expense of only 0.1% of total sales.

<Page 18>

Restructuring and Unusual Items
_______________________________

       In February of 1998, Wickes announced the 1998 Plan which included the closing or consolidation of eight sales and distribution facilities and two component manufacturing facilities in February, the sale of two additional sales and distribution facilities in March, and further reductions in headquarters staffing. Wickes recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. By the end of the second quarter the 1998 Plan was virtually complete. No restructuring or unusual items were recorded in the first half of 1997.

Other Operating Income
______________________

       Other operating income for the first half of 1998 was $3.8 million compared with $2.5 million for the first half of 1997. During the first half of 1998, Wickes recorded a gain of approximately $1.6 million on the sale of two sales and distribution facilities located in Iowa, two other closed facilities, and excess equipment. A gain of $180,000 on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities was also recorded in the first half of 1998. In the first half of 1997, Wickes recorded a gain of approximately $500,000 on the sale of a previously closed sales and distribution facility.

Interest Expense
________________

       In the first half of 1998, interest expense increased to $10.9 million from $10.4 million during the first half of 1997, resulting primarily from an increase in average total long term debt of approximately $14.2 million, partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 22 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in the interest rate on Wickes' revolving line of credit, effective April 11, 1997. Approximately 93% of Wickes' first half average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company
____________________________________

       In the first half of 1997 Wickes recorded equity in loss of affiliated company of $766,000. Wickes' net equity in this affiliate was reduced to zero at December 31, 1997 thus no additional equity losses for this affiliate were recorded in 1998.

                             Parent Company and Other Subsidiaries

       The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Wickes (the "Parent Group"). In December of 1997, Riverside purchased "Wickes Plus" from Wickes Inc., and in January of 1998, Riverside purchased Cybermax, an Internet Service Provider located in Jacksonville, Florida. These operations have established Riverside as a marketer of Internet services including dial-up and dedicated connectivity, web software development, web hosting, long distance, prepaid and post paid calling cards. Riverside markets these operations under the name "Cybermax". In 1998, Riverside also began marketing gas and electricity under the name of WIXX Energy ("WIXX"). These operations are in the start-up phase and did not generate substantial revenues through June 30, 1998. By the end of 1998, the Company expects these operations will begin generating significant revenues.

<Page 19>

       Non-interest operating expenses for the three months ended June 30, 1998
increased to $1,317,000 from $540,000 for the same period in 1997.   The primary
reason for the increase is due to the startup costs incurred by the Cybermax operations, which accounted for approximately $849,000 of the expenses. In addition, WIXX incurred approximately $219,000 of expenses for the three months ending June 30, 1998.

       The Parent Group's non-interest operating expenses for the first six months of 1998 and 1997 were $2,503,000 and $871,000, respectively. The primary reason for the increase is due to the startup costs incurred by the Cybermax operations, which accounted for approximately $1,714,000 of the expenses.
In addition, WIXX incurred approximately $381,000 of expenses for the six months ending June 30, 1998.

       Revenues of the Parent Group (excluding investment income) for the second quarter of 1998 and 1997 were $498,000 and $0, respectively. Included is $167,000 in sales attributable to the Cybermax operations and $325,000 received in settlement of a lawsuit.

       The Parent Group's revenues for the first six months of 1998 were $697,000 compared with $0 in 1997. Included is $282,000 in sales attributable to the Cybermax operations and $415,000 received in various lawsuit settlements.

       Interest expense decreased to $605,000 from  $780,000 for the three
months ending June 30, 1998 and 1997, respectively.   Principal payments made
on the Parent Company's real estate debt during the last twelve months, are the primary reason for the decrease. The interest expense will continue to decrease as a result of real estate sales.

       The Parent Group's interest expenses for the first six months of 1998 were $1,349,000 compared with $1,534,000. The primary reason for the decrease was a result of principal payments made on the Parent Company's real estate debt. During the first six months of 1998, the principal balance on the mortgage debt was reduced by $3.2 million.


                             Real Estate Investments

       The Company's real estate investments consist of $7,399,000 in Georgia properties, $3,476,000 in Florida properties and $73,000 in other states.

       Included in the Company's net realized investment gains for the first six months of 1998 and 1997 were net realized gains on real estate investments of $437,000 and $687,000, respectively.

<Page 20>
                             Discontinued Operations

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

                                Three Months Ended             Six Months Ended
                                __________________             ________________
                                  June 30,1997(1)              June 30, 1997(2)
                                  _______________              ________________
Revenues                                 --                              --
Other income(loss)                    $ 358                          $  631
                                      ______                         _______
Total revenues                          358                             631
Selling, general and
  administrative expenses               454                             883
Interest expense                        175                             286
                                      ______                         ______
  Total expense                         629                           1,169
                                      ______                         _______
  Net loss                            $(271)                         $ (538)
                                      ======                         =======

(1)    Net of  reimbursements of $248,000 received during the three  months ended
       June 30, 1997, by the Parent Company on behalf of its mortgage lending operations from Wickes.

(2) Net of reimbursements of $548,000 received during the first six months of 1997, by the Parent Company on behalf of its mortgage lending operations from Wickes.

                                   Income Taxes

       The Company does not consolidate with Wickes for income tax filing purposes. Thus, each company will continue to separately determine its income tax liability. The Company's effective tax rate, excluding Wickes', was 0% for the six months ended June 30, 1998 and 1997. The Company's equity in losses of Wickes has reduced Wickes' GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

        Wickes recorded an income tax benefit of $1.6 million for the first half of 1998 compared with a benefit of $1.3 million in the first half of 1997. An effective tax rate of 39.0% was used to calculate federal income taxes for the second quarter of 1998, compared with an effective rate of 39.1% for the second quarter of 1997. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the provision reported.

<Page 21>

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

       On April 20, 1998, Riverside amended certain terms of its real estate debt. In connection with the amendment, (i) the Parent Company pledged an additional 325,000 shares of Wickes common stock in substitution for the $1.4 million cash then held by the lender as collateral and (ii) agreed to a reduced collateral value for the shares of pledged Wickes common stock.

       In February of 1998, Riverside completed the acquisition of the Internet and utilities marketing operations formerly owned by Wickes. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. For these operations, Riverside paid consideration of approximately $872,000 in the form of a three-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, Riverside agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest. Wickes' Consolidated Financial Statements do not reflect the promissory note since it is an inter-company note and, therefore, eliminated in consolidation.

       At August 4, 1998, the Parent Company had approximately $200,000 in cash on hand. The Parent Company believes that its cash on hand will not be sufficient to support its operations and overhead and to service its indebtedness until such time as its Cybermax and WIXX operations have begun to generate significant positive cash flow and that the Parent Company will need significantly in excess of $1,000,000 of additional funds in order to support its operations through September 1998 and to make the required September 30, 1998 interest payment due on its 13% Subordinated Notes. Therefore, the Parent Company will need to obtain these and any other additional required funds through asset sales or additional borrowings or other financing. The Company presently anticipates that it will obtain these funds through market and private sales of Wickes common stock. At August 7, 1998, approximately 2,012,180 of the Parent Company's 4,152,415 shares of Wickes common stock are pledged to secure various obligations of Wickes.

<Page 22>

       On April 2, 1998, the Parent Company repaid the remaining $453,000 balance of a secured obligation to a third party. On February 12, 1998, the Parent Company issued an unsecured note for $100,000 to a third party in connection with its acquisition of Cybermax.

       In the fourth quarter of 1997, J. Steven Wilson, Wickes' Chairman, President and Chief Executive Officer advanced $160,000 to the Company. The Company repaid this advance in June 1998. In addition, the Company advanced Mr. Wilson $150,000 in June 1998.

       The $10,000,000 principal of The Company's 13% Subordinated Notes is due in September 1999. The Company anticipates that to repay this indebtedness it will need to obtain additional funds through borrowings, issuance of debt or equity securities, asset sales, or funds provided by operations.

       During the first six months of 1998, stockholders' equity decreased by a net of $5.4 million. Losses attributable to Wickes accounted for approxi-mately 41% of the decrease. Wickes recorded an operational restructuring charge of $5.4 million in the first quarter. The Company's startup costs incurred for the Cybermax and WIXX Energy operations accounted for approximately 39% of the decrease.

       FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT.   The discussion above
of the Company's future liquidity needs and sufficiency constitutes Forward-Looking Information within the meaning of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt payments, (ii) the level of positive or negative cash flow generated by the Parent Company's internet, telephony and utilities marketing operations, (iii) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock and the Parent Company's internet, telephony and utilities marketing operations and (iv) the ability of the Company to raise funds through sales of Wickes common stock. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia, and Jacksonville, Florida. The Company's ability to sell Wickes common stock would depend upon, among other things, the trading price of Wickes common stock and, in light of the relatively low trading volume for Wickes common stock, possibly Wickes' ability to find a buyer or buyers for Wickes common stock in a private transaction or otherwise.

Wickes

       Wickes' principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. Wickes' primary need for capital resources is to finance inventory and accounts receivable.

       During the first six months of 1998 net cash used in operating activities was $21.1 million, $12.1 million less than the $33.2 million used in the first six months of 1997. The first six months of the year historically generates negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, Wickes normally experiences increases in its inventory levels during the first quarter to meet anticipated sales increases, and in the second quarter increases in accounts receivable occur as a result of the increased sales activity.

<Page 23>

       Wickes' accounts receivable balance at the end of the second quarter of 1998 increased $3.3 million when compared to the end of the second quarter of 1997, an increase of 3.4%. Approximately $2.9 million of this increase is attributable to increased credit sales during June 1998, compared with June 1997.

       Inventory at the end of the second quarter of 1998 was $12.5 million, or 9.7%, lower than at the end of the second quarter of 1997. Approximately $13.0 million in inventory reduction is attributable to the closing, consolidation, or sale of 10 sales and distribution facilities and two manufacturing facilities during the first quarter of 1998. Increases in same store inventory in building materials and hardlines are nearly offset by deflation in commodity lumber inventory of approximately $3.8 million. Accounts payable at the end of the second quarter of 1998 decreased approximately $8.9 million, or 13.1% from the second quarter of 1997. This change is primarily attributable to special buys on commodity building materials, (roofing, drywall, insulation) which included extended accounts payable terms, which occurred during the second quarter of 1997, increasing accounts payable at the end of that quarter. These special buys occurred during the first quarter of 1998.

       Wickes' capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. In the first six months of 1998 Wickes spent $2.0 million on capital expenditures as compared to $2.7 million for the same period in 1997. Wickes expects to spend approximately $4.0 million for all of 1998. Under Wickes' bank revolving credit agreement, as amended, capital expenditures during 1998 are limited to $6.0 million plus the proceeds from the sale of certain excess real estate plus the portion of 1997's capital expenditures that were not spent. Wickes expects to fund capital expenditures through borrowings and its internally generated cash flow.

       During the first three months of 1998, Wickes closed, consolidated, or sold ten sales and distribution facilities and two component manufacturing facilities. At August 1, 1998 Wickes operated 101 sales and distribution facilities and 10 component manufacturing facilities compared with 112 sales and distribution facilities and 12 component manufacturing facilities at August 1, 1997. The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by Wickes, through August 1, 1998:


                             Sales and Distribution        Component Manufacturing
                                    Facilities                    Facilities
                                    __________                    __________

As of December 27, 1997                111                             11

     Expansion                           -                              1
     Sold                               (2)                             -
     Closings                           (7)                            (2)
     Consolidation                      (1)                             -
                                        ___                           ____
As of August 1, 1998                    101                            10
                                        ===                            ===


<Page 24>

        On July 16, 1998, Wickes announced an agreement in principle to acquire Eagle Industries Inc., an Indianapolis, Indiana component manufacturer with 1997 sales of $10.5 million. Eagle Industries manufactures and distributes roof trusses, wall panels and other building materials to the home building industry. The transaction is expected to be complete by the end of the third quarter.

       Wickes maintained excess availability under its revolving line of credit throughout the first six months of 1998. At the end of the second quarter total borrowings under the revolving line of credit were $8.5 million higher than at the end of the second quarter of 1997. Under the current terms of Wickes' bank revolving credit agreement Wickes believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At June 27, 1998, $112.5 million was outstanding under Wickes' revolving line of credit, and the unused availability was approximately $17.2 million. Wickes' assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Tax Benefit".

       On March 20, 1998, Wickes and its lenders entered into a third amendment to Wickes' revolving credit agreement. This amendment includes a modification to the fixed charge ratio covenant to reflect the restructuring announced by Wickes in February 1998 and includes the lenders' consent to Wickes' sale of its Iowa facilities and its internet and utilities marketing operations.

<Page 25>

                                     PART II
                                OTHER INFORMATION

Item 2.    Changes in Securities

Item 5.    Other Information


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           27.1 Financial Data Schedule (SEC Use Only)

           (b)   Reports on Form 8-K

                 None

<Page 26>


                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  ___________________________
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
   __________________________
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date: August 14, 1998