Form 10-Q
period 1998-09-30
RIVERSIDE GROUP INC/FL
filed 1998-11-24
CIK 277356

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                            November 24, 1998

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For Quarter Ended     September 30, 1998          Number 0-9209
                      ------------------          ---------------



                           RIVERSIDE GROUP, INC.
         (Exact name of registrant as specified in its charter)



           Florida                                        59-1144172
_______________________________                        _______________
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                      32256
____________________________________________                   _________
(Address of principal executive offices)                       (Zip Code)


        Registrant's telephone number, including area code number
                              904-281-2200



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X        No

On November 10, 1998, there were 5,287,123 shares of the Registrant's common stock outstanding.


<page 2>

                           RIVERSIDE GROUP, INC.

                                   INDEX

                                                                     Page
PART I.                   FINANCIAL INFORMATION                     Number
     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               September 30, 1998 (Unaudited)
               and December 31, 1997                                  3

               Condensed Consolidated Statements
               of Operations
               Three and Nine months ended
               September 30, 1998 and 1997 (Unaudited)                4

               Condensed Consolidated Statement
               of Common Stockholders' Equity
               Nine months ended
               September 30, 1998 (Unaudited)                         5

               Condensed Consolidated Statements of
               Cash Flows Nine months ended
               September 30, 1998 and 1997 (Unaudited)                6

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)                       7

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                            13

PART II.

     Item 5.   Other Information                                     25

     Item 6.   Exhibits and Reports on Form 8-K                      25


<page 3>


                  Riverside Group, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                                (unaudited)
                   (in thousands, except per share data)



                                                     September 30,            December 31,
                                                          1998                    1997
                                                      _____________            ____________
             Assets

Current assets:
  Cash and cash equivalents                           $   140                     $  3,154
  Notes receivable                                        439                        3,534
  Accounts receivable, less allowance for doubtful
    accounts of $422 in 1998 and $4,206 in 1997           570                       81,968

 Inventory                                                ---                      102,706
  Deferred tax assets, net                                ---                        8,955
  Prepaid expenses                                         46                        1,250
                                                      _______                     ________
    Total current assets                                1,195                      201,567

Investment in Wickes Inc.                              17,520                          ---
Investment in real estate                              10,943                       14,329
Trademark (net of accumulated amortization of
  $10,274 in 1997)                                       ---                         6,745
Property, plant and equipment, net                       311                        46,792
Deferred tax asset, net                                3,307                        20,361
Other assets (net of accumulated amortization of
  $739 in 1998 and $8,894 in 1997)                       497                        24,111
                                                    ________                     _________
    Total assets                                      33,773                       313,905
                                                    ========                     =========

            LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt             $ 10,146                      $    702
  Accounts payable                                    1,181                        41,629
  Income tax payable                                     25                            25
  Accrued liabilities                                 1,325                        23,111
                                                   ________                      ________
    Total current liabilities                        12,677                        65,467

Long-term debt                                          507                       202,686
Mortgage debt                                        12,750                        16,038
Liabilities of discontinued operations                    6                            34
Other long-term liabilities                             159                         3,084
                                                   ________                     _________
    Total liabilities                                26,099                       287,309

Minority interest                                       ---                        11,976
Commitments and contigencies (Note 4)

Common stockholders' equity:
  Common stock, $.10 par value; 20,000,000 shares
    authorized; issued and outstanding, 5,287,123
    in 1998 and 1997                                    529                            529
Additional paid in capital                           16,783                         16,783
Retained earnings (deficit)                          (9,638)                        (2,692)
                                                   ________                      _________
  Total common stockholders' equity                   7,674                         14,620
                                                   ________                      _________
  Total liabilities and common
    stockholders' equity                           $ 33,773                      $ 313,905
                                                   ========                      =========




 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements



<page 4>



                  Riverside Group, Inc. and Subsidiaries
              Condensed Consolidated Statement of Operations
                                (unuadited)
                  (in thousands except per share amounts)



                                               Three Months Ended                Nine Months Ended
                                           _________________________          _________________________
                                              Sept.           Sept.               Sept.           Sept.
                                              1998            1997                1998            1997
                                           _________        _________          __________       _________

Revenues:
     Sales and service revenues            $ 261,389        $ 266,324          $ 667,558        $ 662,978
     Net investment income(loss)                 (36)             (79)               (87)            (132)
     Net realized investment gains(losses)    (1,560)             133             (1,123)             820
     Other operating income                    1,285            2,063              5,463            4,543
                                           _________        _________          _________        _________
                                             261,078          268,441            671,811          668,209
                                           _________        _________          _________        _________
Costs and expenses:
     Cost of sales                           200,128          206,048            509,191          511,448
     Provision for doubtful accounts             538              309              1,740              892
     Depreciation, goodwill and trademark
       amortization                            1,453            1,320              4,324            4,030
     Restructuring and unusual items             501              ---              5,932              ---
     Selling, general and administrative
       expenses                               50,257           51,423            139,093          136,928
     Interest expense                          6,338            6,277             18,598           18,222
                                            ________         ________          _________        _________
                                             259,215          265,377            678,878          671,520
                                            ________         ________          _________        _________

Earnings(loss) before income taxes,
     equity in related parties,
     and minority interest                     1,863            3,064             (7,067)          (3,311)

     Income tax expense                        2,051            1,817                421              531
     Equity in losses of related parties         ---              704                ---            1,470
     Minority interest, net of
     income taxes                              1,386              885               (542)            (976)
                                           _________        _________          _________        _________
Earnings(loss) before discontinued
     operations                               (1,574)            (342)            (6,946)          (4,336)

Discontinued operations:
     Loss from operations of discontinued
       mortgage lending operations,
       net of income taxes                       ---              (75)               ---             (613)
                                           _________         ________          _________        _________
     Net earnings(loss)                       (1,574)            (417)            (6,946)          (4,949)
                                           =========         ========          =========        =========

Basic and diluted earnings(loss) per
  common share:
     Earnings(loss) from continuing
      operations                           $   (0.30)         $   (0.06)        $   (1.33)       $   (0.82)
     Net earnings(loss) from
      discontinued operations                   0.00             (0.01)             0.00            (0.12)
                                           _________         _________         ---------        ---------
     Earnings(loss) per share              $   (0.30)         $   (0.07)        $   (1.33)       $   (0.94)
                                           =========         =========         =========        =========

Weighted average numer of common
  stock used in computing earnings
  per share                                5,227,571         5,307,833         5,227,571        5,193,972



 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                     4




                  Riverside Group, Inc. and Subsidiaries
      Condensed Consolidated Statement of Common Stockholders' Equity
                                (unaudited)
                              (in thousands)



                                                                         Total
                                           Additional                    Common
                               Common       Paid-In       Retained     Stockholders'
                                Stock        Capital      Earnings       Equity
                               ______       ________      ________      ____________


Balance, December 31, 1997    $   529       $ 16,783      $ (2,692)    $ 14,620

Net loss, nine months ended
 September 30, 1998                                         (6,946)      (6,946)

                              _______       ________      ________     ________
Balance, September 30, 1998   $   529       $ 16,783      $ (9,638)    $  7,674
                              =======       ========      ========     ========








 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.


                                     5




                 Riverside Group, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows
                             (in thousands)
                               (unaudited)

                                                    Nine Months Ended Sept. 30,
                                                   -----------------------------
                                                      1998                1997
                                                   ----------          ---------

Cash Flow from Operating Activities
  Net loss                                         $  (6,946)          $  (4,949)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation expense                               3,597               3,214
    Amortization expense                               1,854               1,898
    Provision for doubtful accounts                    1,780                 891
    Gain on sale of fixed assets                      (1,574)             (1,379)
    Net realized investment (gains)losses
      on investments                                   1,123                (798)
    Benefit for deferred income taxes                   (305)               (579)
    Equity in losses of unconsolidated subsidiaries      ---               1,470
    Minority interest                                   (542)               (976)
    Change in other assets and liabilities:
      Increase in accounts receivable                (25,258)            (33,463)
      Decrease in notes receivable                     1,874                 ---
      Increase in inventory                          (10,421)            (17,298)
      (Increase)decrease in other assets               8,069              (1,954)
      Increase(decrease) in accounts payable
        and accrued liabilities                       (1,218)             11,147
      Net liabilities of discontinued
        operations, other liabilities and
        current income taxes                             118                 362
                                                   _________            ________
    Net Cash Used in Operating Activities            (27,849)            (42,414)
                                                   =========             =======

Investing Activities
  Purchase of investments:
    Property, plant and equipment                     (3,562)             (4,980)
    Investment real estate                               ---                (493)
  Sale of investments:
    Property, plant and equipment                      3,629               7,946
    Investment real estate                             3,808               3,351
                                                   _________            ________
  Net Cash Provided by Investing Activities            3,875               5,824

Cash Flows from Financing Activities
    Net borrowings under the revolving line
      of credit                                       24,481              33,974
    Repayment of debt                                 (4,077)             (1,628)
    Increase in borrowings                               972               1,414
    Purchase and retirement of treasury shares           ---                 (18)
    Net proceeds from sale of Wickes Inc.                229                 160
    Net proceeds from issuance of common stock           ---                  47
                                                   _________           _________
  Net Cash Provided by Financing Activities           21,605              33,949

    Net Decrease in Cash and Equivalents              (2,369)             (2,641)
    Cash at beginning of year                          3,154               3,100
    Less: Wickes Inc. cash balance                      (645)                ---
                                                   _________            ________
    Cash and equivalents at end of period          $     140            $    459
                                                   =========            ========


The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.


<page 7>

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     __________________________________________

     Basis of Financial Statement Presentation
     _________________________________________

     The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company
no longer owns a majority interest in Wickes Inc. ("Wickes") (see Note 9   -
Subsequent Event) and at September 30, 1998, the Company began to report its investment in Wickes on the equity method. Accordingly, the Company's consolidated balance sheet at September 30, 1998 does not include the accounts of Wickes. The Company's consolidated statements of operations and cash flows for periods ending September 30, 1998 include Wickes on a consolidated basis.

     The condensed consolidated balance sheets as of September 30, 1998, the condensed consolidated statements of operations for the nine months ended September 30, 1998 and 1997, the condensed consolidated statement of common stockholders' equity for the nine months ended September 30, 1998 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998, and for all periods presented have been made. The results for the nine month period ended September 30, 1998 is not necessarily indicative of the results to be expected for the full year or for any interim period.

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

     Earnings Per Share
     __________________

     Basic and diluted earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (5,227,571 shares in 1998 and 5,193,972 shares in 1997). Since the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.

<page 8>
2.   INVESTMENT IN GREENLEAF
     _______________________

     As of September 30, 1998, the Company entered into and completed an agreement with Greenleaf Technologies Corporation ("Greenleaf"), based in Iselin, New Jersey, whereby the Company has acquired common shares of Greenleaf in exchange for 100% of the common stock of the Company's wholly owned subsidiary, GameVerse, Inc. ("GameVerse"). As a result of the transaction, the Company now owns 14,687,585 shares, or approximately forty percent of Greenleaf's outstanding common shares. The Company also received two five year options to acquire additional newly-issued shares of Greenleaf's common stock (1) 5,733,333 shares at an average exercise price of $.25 per share; (2) 1,581,249 shares at an exercise price of $.15 per share. In accordance with Accounting Principles Board Opinion Number 29: Accounting for Nonmonetary Transactions, the Company has recorded zero basis in its investment in Greenleaf. The market value of the Company's investment in Greenleaf at the time of the transaction was approximately $6.7 million based on Greenleaf's stock price of $.46 per share on the over-the-counter Bulletin Board.

3.   INVESTMENT IN WICKES
     ____________________

     For information concerning the Company's accounting for its investment in Wickes, see Note 1 - Summary of Significant Accounting Policies - Basis of Financial Statement Presentation.

     For a description of certain transactions that have reduced the Company's ownership interest in Wickes to less than 50%, see Note 9 - Subsequent
Event. In connection with the sale of Wickes stock in November, the Company established a reserve for losses for approximately $1.5 million.

     Summary financial information of Wickes for the third quarter 1998 follows (in thousands):

                                                           (unaudited)
                                                         Sept. 26, 1998     Dec. 27, 1997
                                                         ______________     _____________

Balance Sheet Data:
  Current assets                                           $ 232,237           $ 197,974
  Total assets                                               313,549             283,352
  Current liabilities                                         70,254              63,515
  Long term debt and other long-term liabilities             290,655             259,351
  Common stockholders' equity                              $  22,894           $  24,001


4.   COMMITMENTS AND CONTINGENCIES
     _____________________________

     At September 26, 1998, Wickes had accrued $500,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal. Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by Wickes have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. It is possible that Wickes could incur additional losses in excess of current reserves but an estimate of these losses cannot be made. Since 1988, Wickes has incurred approximately $1.9 million of net costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.


<page 9>
     Wickes is one of many defendants in approximately 60 actions, each of which seeks unspecified damages, brought since 1993, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. The number of outstanding claims has continued to decline over the last two years. Since 1993, Wickes has settled 11 claims for insignificant amounts, another 185 of these actions have been dismissed.

     On November 3, 1995, a complaint styled Wolfson v. Riverside Group, Inc., et al., was filed against Wickes, its Directors and Riverside Group, Inc. in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale in 1995 by Wickes of 2 million newly issued shares of its common stock to Riverside Group, Inc. was unfair and constituted a waste of Wickes' assets and that Wickes and Riverside breached their fiduciary duties in their approval of this transaction. The amended complaint, among other things, seeks on behalf of a purported class of Wickes' shareholders to enjoin, or to obtain unspecified damages with respect to the transaction.

     Wickes is involved in various other legal proceedings which are incidental to the conduct of its business. Wickes does not believe that any of these proceedings will have a material adverse effect on Wickes.

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

     In connection with the sale of the Company's former property and casualty insurance operations, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. Subordinated debentures of a subsidiary of the Company in the amount of $2.1 million are pledged as collateral on these indemnities. Although future loss development will occur over a number of years, the Company believes, based on all information presently available, that these indemnities will not have a material adverse effect on the Company's financial position or results of operations.

     On December 1, 1997, the Company completed the sale of its mortgage lending operation to an unrelated third party. The Company did not realize any gain or loss from the transaction, but agrees to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 125,000 shares of its Wickes common stock pledged as collateral for this indemnification obligation. As the construction loan portfolio decreases, the shares held as collateral will be released. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operation.


<page 10>

5.     LONG TERM AND MORTGAGE DEBT
       ___________________________

       Consolidated long-term and mortgage debt is comprised of the following at September 30, 1998 (in thousands):


 Long-Term Debt
 Subordinated Notes                                      $  9,773
 Other                                                        880
 Less: current maturities                                 (10,146)
                                                         ________
 Total long-term debt less current maturities            $    507
                                                         ________

 Mortgage Debt
 Mortgage debt, non-recourse                             $ 12,750
 Less: current maturities                                       -
                                                         ________
 The Parent Group long-term mortgage debt, less
   current maturities                                    $ 12,750
                                                         ________

      Total long-term and mortgage debt                 _________
            less current maturities                      $ 13,257
                                                        =========

 On April 20, 1998, Riverside amended certain terms of its mortgage debt.
In connection with the amendment, (i) the Parent Company pledged an additional 325,000 shares of Wickes common stock in substitution for the $1.4 million cash then held by the lender as collateral and (ii) agreed to a reduced collateral value for the shares of pledged Wickes common stock.

 In February 1998, as part of the determination made by Wickes to discontinue or sell non-core programs, Wickes sold certain operations to the Company for a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,249 plus interest). At November 1, 1998, the Company had made payments of $115,752 under the promissory note but was delinquent with respect to required payments of approximately $88,854 of principal and interest.

6.    OPERATIONAL RESTRUCTURING
      _________________________

   In February of 1998, Wickes announced a restructuring plan, the "1998 Plan", which included the closing or consolidation of eight sales and distribution facilities and two component manufacturing facilities in February, the sale of two additional sales and distribution facilities in March, and further reductions in headquarters staffing. Wickes recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related

<Page 11>
to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $3.7 million in anticipated losses includes the write-down of assets, to net realizable value, of $3.4 million and $300,000 in real estate carrying costs. The $2,000,000 in severance and post employment benefits covered approximately 250 employees that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and the first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities. No restructuring or unusual items were recorded in the first nine months of 1997.

   In the third quarter of 1998, Wickes recorded additional restructuring expense of $500,000 as a result of certain costs, including facility carrying costs and severance costs, that were in excess of estimates or unknown at the time the plan was announced, but incurred as a result of the 1998 Plan.

7. INCOME TAXES
   ____________

   Wickes files its tax returns separately of the Company and its wholly owned subsidiaries and the tax provisions are prepared on the same basis. An effective tax rate of 39% was used to calculate the federal income taxes for Wickes for the first nine months of 1998, compared to an effective rate of 39.1% for the first nine months of 1997. In addition, state income and franchise taxes are included in the provision for both years. The Company's effective tax rate was 0% for the nine months ended September 30, 1998 and 1997. The overall effective rate for the consolidated financial statements is higher due to state income and franchise taxes recorded on Wickes and the tax losses at the Company level for which deferred tax benefits were not recognized.

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

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   _________________________________________

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

<Page 12>

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

   Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 30, 1999. The Company believes that the adoption of this statement will not have a significant impact on its financial statements.

9. SUBSEQUENT EVENT
   ________________

   In connection with the June 1996 issuance by Wickes of 2,000,000 shares of its common stock to the Company for $10 million, Wickes agreed to provide the Company with certain rights to have some or all of the shares registered for the Company's benefit under the Securities Act of 1933. In August of 1998, the Company requested that 1,000,000 shares be registered pursuant to Rule 415 under the 1933 Act.

   As previously reported in the Company's Current Report on Form 8-K dated October 15, 1998, on October 5, 1998, the Company and Imagine Investments, Inc. ("Imagine") entered into a Stock Purchase Agreement dated the same date (the "Imagine Agreement").

   On November 4, 1998, the Company and Imagine entered into Amendment No.
1 to the Imagine Agreement, which extended the initial expiration date of the Call Option until November 19, 1998 and the expiration of the Put Option until November 30, 1998.

   On November 18, 1998, the Company and Imagine entered into Amendment No. 2 to the Imagine Agreement, which extended the amended expiration date of the Call Option until November 30, 1998.

   On November 12, 1998, Imagine purchased under the Call Option 200,000 shares of Wickes Common Stock for $650,000 in cash.

<page 13>

   A condition to the obligations of Imagine under the Imagine Agreement was that the Company create two vacancies on its Board of Directors and that Robert T. Shaw and Harry T. Carneal be elected to fill such vacancies. On October 5, 1998, two directors of the Company, Kenneth M. Kirschner and Frederick H. Schultz, resigned from the Company's Board of Directors, and Messrs. Shaw and Carneal were elected to fill these vacancies. On November 12, 1998, Messrs. Shaw and Carneal were elected to the Wickes' Board of Directors.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     _______________________________________________________________

                           RESULTS OF OPERATIONS
                           _____________________

   The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 1997. The Company's results of operations for periods ending September 30, 1998 include Wickes Inc. on a consolidated basis. For subsequent periods, the Company will report its investment in Wickes Inc. on the equity method.

                           RESULTS OF OPERATIONS

                                  General

 The Company reported results of operations for the three and nine months ended September 30, 1998 and 1997, as follows (in thousands):


                                          Three Months Ended        Nine Months Ended
                                          __________________        _________________
                                              (unaudited)               (unaudited)
                                        Sept. 30,    Sept. 30      Sept. 30,    Sept. 30,
                                          1998         1997          1998         1997
                                          ____         ____          ____         ____

Earnings(loss) before income taxes,
  equity in related parties, and
  minority interest(1)(2)               $1,863       $3,064         $(7,067)     $(3,311)


Net loss before discontinued
  operations                            (1,574)        (342)          (6,946)      (4,336)

Discontinued operations:

Loss from operations of
  discontinued mortgage lending
  operations, net of income tax             --         (75)            --        (613)

Net earnings(loss)                     $(1,574)      $(417)        $(6,946)   $(4,949)


<page 14>

(1) Includes realized investment gains(losses) of $(1,560,000) and $133,000 for the three months ended September 30, 1998 and 1997, respectively, and $(1,123,000) and $820,000 for the first nine months ended September 30, 1998 and 1997, respectively. Included in realized gains (losses) for the three months ended September 30, 1998, is a reserve for losses on the sale of Wickes stock in November of approximately $1,535,000.

(2) Includes restructuring charges from Wickes of $.5 million in the third quarter of 1998 and $5.9 million for the nine months ended September 30, 1998. For a description of the restructuring charges, see Note 6 of "Notes to Condensed Consolidated Financial Statements".

                                Wickes Inc.

The Company estimates that the Company's results of operations for the third quarter of 1998 include profits of $1,325,000 attributable to Wickes, compared to profits of $1,313,000 for the same period in 1997. The Company estimates that its results of operations include losses of $863,000 and $2,189,000 attributable to Wickes for the first nine months of September 30, 1998 and 1997, respectively.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by Wickes, including those closed or sold during the period.


                                     Three Months Ended        Nine Months Ended
                                    Sept. 26,   Sept. 27,    Sept. 26,   Sept. 27,
                                      1998        1997          1998        1997
                                    _________   _________    _________   _________

Net Sales                             100.0%    100.0%         100.0%   100.0%
Gross profit                           23.4%     22.6%          23.7%    22.8%
Selling, general and
 administrative expense                19.0%     19.2%          20.4%    20.5%
Depreciation, goodwill and
 trademark amortization                 0.5%      0.4%           0.6%     0.5%
Provision for doubtful accounts         0.2%      0.1%           0.3%     0.1%
Restructuring and unusual items         0.2%       --            0.9%       --
Other operating income                 (0.5)%    (0.8)%         (0.8)%   (0.7)%
Income from operations                  4.0%      3.7%           2.3%     2.4%


<Page 15>

Net Earnings
____________

   The first nine months of 1998 presented favorable economic conditions for the building materials supply industry, despite significant deflation in lumber prices. Single family housing starts were up 10.1% over the first nine months of 1997. During the first quarter of 1998, the positive effects of the mild winter in Wickes' Midwest region, Wickes' primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.

   Net income for the three months ended September 26, 1998 was $2,810,000 compared with income of $1,833,000 for the three months ended September 27, 1997. The increase in the net income for the three month period is primarily the result of increased gross profit (resulting from an increase in gross profit margin partially offset by a slight decrease in total sales), reductions in selling, general and administrative ("SG&A") expense, and the elimination of equity in losses of an affiliated company. The impact of these changes was partially offset by a reduction in other operating income, and increases in interest expense, depreciation, restructuring and unusual items and provision for doubtful accounts.

   Net loss for the first nine months of 1998 was $1,203,000 compared with a loss of $2,015,000 for the first nine months of 1997. The improvement in net loss is primarily the result of increases in sales and gross profit margin, the elimination of equity in losses of an affiliated company, and increases in other operating income. The impact of these improvements was partially offset by a $5.9 million charge for restructuring and unusual items and increases in the provision for doubtful accounts, depreciation, interest expense, and SG&A expense.

Operational Restructuring
_________________________

   In the first quarter of 1998, Wickes announced a plan for additional restructuring activities (the "1998 Plan"). Wickes recorded charges of $5.4 million in the first quarter of 1998 and $0.5 million in the third quarter of 1998 as a result of the 1998 Plan. For a description of the 1998 Plan see
Note 7 of "Notes to Condensed Consolidated Financial Statements."

              Three Months Ended September 26, 1998 Compared
              with the Three Months Ended September 27, 1997
              ______________________________________________

Net Sales
_________

   Sales for the third quarter of 1998 of $261.1 million decreased 1.9% from the $266.3 million recorded in the third quarter of 1997. Wickes estimates that approximately $7.8 million of this decrease (or approximately 3.0% of third quarter 1997 sales) can be attributed to lumber price deflation. Despite the lumber price deflation, same store sales increased 4.9% compared with the same period last year. Same store sales to Wickes' primary customers, building professionals, also increased 7.1%, while consumer same store sales decreased 8.1%. As of September 26, 1998 Wickes operated 101 sales and distribution facilities, 10 less than it operated at the end of the third quarter of 1997.

<page 16>

   Wickes believes that its investments in its target major markets and re-merchandised conventional market sales and distribution facilities, as well as favorable economic conditions have offset the reduction in operating facilities and commodity lumber deflation. Same store sales increased 20% in Wickes' nine target major markets, while same store sales increased 12% in the 11 sales and distribution facilities which Wickes had finished remerchandising by the end of the second quarter of 1998. Single family housing starts were approximately 9.8% higher, nationally, in the third quarter of 1998 than in the comparable period of 1997. In Wickes' primary geographical market, the Midwest, single family housing starts were up 5.1%.

Gross Profit
____________

   1998 third quarter gross profit increased to $61.1 million from $60.3 million for the third quarter of 1997, a 1.3% increase. Gross profit as a percentage of sales increased to 23.4% for the third quarter of 1998 from 22.6% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved margins on Wickes' internally manufactured products and lower product costs. These improvements were partially offset by the effects of lumber deflation, estimated to have reduced gross profit by $1.7 million for the quarter when compared with third quarter of 1997. Sales to building professionals, as a percentage of total sales, increased to 86.5% from 84.7% for the third quarter of 1997. Lumber and building materials accounted for 90.3% of sales in the third quarter of 1998, compared with 89.0% in the third quarter of 1997.

Selling, General and Administrative Expense
___________________________________________

   SG&A expense decreased to 19.0% of net sales in the third quarter of 1998 compared with 19.2% of net sales in the third quarter of 1997. Much of the reduction can be attributed to expense reductions as part of Wickes' 1998 Plan and the completion of most of Wickes' remerchandising programs during or prior to the end of the second quarter of 1998.

   Decreases as a percentage of sales in general office, travel, employee relocation, professional fees, and remerchandising expenses were partially offset by increases in salaries and wages, and real estate rent expense. Salaries, wages and employee benefits increased as a percentage of sales by 0.3%. As of September 26, 1998, Wickes had 3,948 full time and part time employees, a decrease of 5.3% from September 27, 1997. Salaries and wages for the fourth quarter will be adversely affected by approximately $600,000 as a result of a payment made to a former executive officer in connection with his separation from Wickes.

Depreciation, Goodwill and Trademark Amortization
_________________________________________________

   Depreciation, goodwill and trademark amortization increased to $1.3 million for the third quarter of 1998 compared with $1.1 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment and the additional equipment and facilities implemented as a result of Wickes' major market and remerchandising programs.


<page 17>
Provision for Doubtful Accounts
_______________________________

   Wickes recorded an expense from the provision for doubtful accounts of $0.6 million in the third quarter of 1998, compared with an expense of $0.3 million in the third quarter of 1997.

Restructuring and Unusual Items
_______________________________

   In the third quarter of 1998, Wickes recorded additional restructuring expense of $500,000 as a result of certain costs, including facility carrying costs and severance costs, that were in excess of estimates or unknown at the time the plan was announced, but incurred as a result of the 1998 Plan.

Other Operating Income
______________________

   Other operating income for the third quarter of 1998 was $1.2 million compared with $2.1 million for the third quarter of 1997. During the third quarter of 1997, Wickes recorded gains of approximately $700,000 on the sale of previously closed sales and distribution facilities. There were no significant sales of real estate in the third quarter of 1998.

Interest Expense
________________

   In the third quarter of 1998 interest expense increased to $5.6 million from $5.5 million for the third quarter of 1997, resulting primarily from an increase in average total long term debt of approximately $3.8 million, partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 10 basis points. The decrease in the effective borrowing rate is primarily due to a small reduction in the LIBOR rate. Approximately 94% of Wickes' third quarter average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company
____________________________________

   In the third quarter of 1997 Wickes recorded equity in loss of affiliated company of $704,000. Wickes' net equity in this affiliate was reduced to zero at December 31, 1997 thus no additional equity losses for this affiliate were recorded in 1998.

Provision for Income Taxes
__________________________

   Wickes recorded income tax expense of $2.1 million for the third quarter of 1998 compared with an expense of $1.8 million in the third quarter of 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the third quarter of 1998, compared with an effective rate of 39.1% for the third quarter of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

<Page 18>

   Wickes continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995 and 1997, management believes that it is more likely than not that Wickes will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon Wickes' future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of Wickes' operational efforts, cyclicality and seasonality of Wickes' business, the effects of Wickes' substantial leverage and competition.

              Nine Months Ended September 26, 1998 Compared
              with the Nine Months Ended September 27, 1997
              _____________________________________________

Net Sales
_________

   Although net sales for the first nine months of 1998 increased 0.6% to $667.0 million from $663.0 million for the first nine months of 1997, same store sales increased 6.7% compared with the same period last year, despite deflation in lumber prices which Wickes estimates reduced sales by approximately $23.2 million, or approximately 3.5%, compared with 1997 comparable period pricing. Same store sales to Wickes' primary customers, building professionals, also increased 8.3% when compared with the first nine months of 1997. Consumer same store sales decreased 6.6% for the first nine months. As of September 26, 1998 Wickes operated 101 sales and distribution facilities, 10 less than it operated at the end of the third quarter of 1997.

   Wickes believes that its investments in its target major markets and re-merchandised conventional market sales and distribution facilities, as well as favorable economic and weather conditions have offset the reduction in number of operating facilities and commodity lumber deflation. Same store sales increased 25% in Wickes' nine target major markets, while same store sales increased 18% in the 11 sales and distribution facilities Wickes
finished remerchandising by the end of the second quarter of 1998.   Single
family housing starts were 10.1% higher, nationally, in the first nine months of 1998 than in the comparable period of 1997. In Wickes' primary geographical market, the Midwest, single family housing starts were up 6.8%. During the first quarter of 1998, the positive effects of the mild winter in Wickes' Midwest region, Wickes' primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.

Gross Profit
____________

   Gross profit during the first nine months of 1998 increased to $158.1 million from $151.5 million for the first nine months of 1997, a 4.4% increase. Gross profit as a percentage of sales increased to 23.7% for the first nine months of 1998 from 22.8% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved product costs, increased margins on internally manufactured products and a reduction in costs associated with physical inventory count adjustments. These improvements were partially offset by the effects of lumber deflation, estimated to have reduced gross profit by $7.8 million for the first nine months when compared with the first nine months of 1997. Sales to building professionals, as a percentage of total sales, increased to 87.8% for the first nine months of 1998 from 86.2% for the same period in 1997. Lumber and building materials accounted for 89.3% of sales in the first half of 1998, compared with 88.8% in the first nine months of 1997.

<Page 19>

Selling, General and Administrative Expense
___________________________________________

   SG&A expense as a percent of sales decreased slightly, to 20.4% of net sales in the first nine months of 1998 compared with 20.5% of net sales in the first nine months of 1997. Increased expenses attributable to major market expansion programs and remerchandising of sales and distribution facilities were more than offset through reductions in other areas, primarily the reduction of costs anticipated under Wickes' operational restructuring plan, implemented in the first quarter of 1998.

   Decreases as a percentage of sales in professional fees, marketing, travel and general office expense were partially offset by increases in salaries and wages, and real estate rental expenses. Salaries, wages and employee benefits for the first nine months of 1998, increased as a percentage of sales by 0.4% when compared with the first nine months of 1997.

Depreciation, Goodwill and Trademark Amortization
_________________________________________________

   Depreciation, goodwill and trademark amortization increased to $3.8 million for the first nine months of 1998 compared with $3.5 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment and the additional equipment and facilities implemented as a result of Wickes' major market and remerchandising programs, partially offset by reduced depreciation on vehicles. Wickes' tool rental program was initiated during 1997 and no depreciation on rental equipment was recorded in the first half of 1997.

Provision for Doubtful Accounts
_______________________________

   The provision for doubtful accounts increased to $1.8 million for the first nine months of 1998 from $0.9 million in the first nine months of 1997. The primary reason for the increase is the better than historical collection performance achieved during the first nine months of 1997, expense of only 0.1% of total sales.

Restructuring and Unusual Items
_______________________________

   Through the first nine months of 1998 Wickes has recorded $5.9 million in restructuring charges as a result of the 1998 Plan.

<Page 20>

Other Operating Income
______________________

   Other operating income for the first nine months of 1998 was $5.0 million compared with $4.5 million for the first nine months of 1997. During the first nine months of 1998, Wickes recorded a gain of approximately $1.8 million on the sale of two sales and distribution facilities located in Iowa, two other closed facilities, and excess equipment. A gain of $180,000 on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities was also recorded in the first half of 1998. In the first nine months of 1997, Wickes recorded gains of approximately $1.3 million on the sale of five previously closed sales and distribution facilities.

Interest Expense
________________

   In the first nine months of 1998, interest expense increased to $16.5 million from $15.9 million during the first nine months of 1997, resulting primarily from an increase in average total long term debt of approximately $10.7 million, partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 25 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in the interest rate on Wickes' revolving line of credit, effective April 11, 1997. Approximately 94% of Wickes' average borrowings on its revolving credit facility during the first nine months of 1998 were LIBOR-based.

Equity in Loss of Affiliated Company
____________________________________

   In the first nine months of 1997 Wickes recorded equity in loss of affiliated company of $1.5 million. Wickes' net equity in this affiliate was reduced to zero at December 31, 1997 thus no additional equity losses for this affiliate were recorded in 1998.

Provision for Income Taxes
__________________________

   Wickes recorded an income tax expense of $421,000 for the first nine months of 1998 compared with an expense of $531,000 in the first nine months of 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the first nine months of 1998, compared with an effective rate of 39.1% for the first nine months of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

                   Parent Company and Other Subsidiaries

   The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Wickes (the "Parent Group"). In December of 1997, Riverside purchased "Wickes Plus" from Wickes Inc., and in January of 1998, Riverside purchased Cybermax, an Internet Service Provider located in Jacksonville, Florida. These operations have established Riverside as a marketer of Internet services including dial-up and dedicated connectivity, web software development, web hosting, long distance, prepaid and post paid calling cards. Riverside markets these operations under the name "Cybermax". In 1998, Riverside also began marketing gas and electricity under the name of WIXX Energy ("WIXX"). These operations are in the start-up phase and did not generate substantial revenues through September 30, 1998.

<Page 21>

     The Parent Group's non-interest operating expenses for the third quarter of 1998 and 1997 were $749,000 and $459,000, respectively. Cybermax operations accounted for approximately $706,000 of the expenses. In addition, WIXX incurred approximately $123,000 of expense for the third quarter of 1998.

     The Parent Group's non-interest operating expenses for the first nine months of 1998 and 1997 were $3,252,000 and $1,275,000, respectively. Cybermax operations accounted for approximately $2,420,000 of the expenses. In addition, WIXX incurred approximately $504,000 of expenses for the nine months ending September 30, 1998.

     Revenues of the Parent Group (excluding investment income) for the third quarter of 1998 and 1997 were $255,000 and $1,000, respectively. Included in the third quarter of 1998 is $251,000 in sales attributable to the Cybermax operations.

   The Parent Group's revenues for the first nine months of 1998 were $952,000 compared with $2,000 in 1997. Included in the first nine months of 1998 is $533,000 in sales attributable to the Cybermax operations and $415,000 received in various lawsuit settlements.

   Interest expense decreased to $749,000 from  $785,000 for the three
months ending September 30, 1998 and 1997, respectively.   Principal payments
made on the Parent Company's real estate debt during the last twelve months, are the primary reason for the decrease. The interest expense will continue to decrease as a result of real estate sales.

   The Parent Group's interest expenses for the first nine months of 1998 were $2,116,000 compared with $2,320,000 in 1997. The primary reason for the decrease was a result of principal payments made on the Parent Company's real estate debt. During the first nine months of 1998, the principal balance on the mortgage debt was reduced by $3.2 million.

                          Real Estate Investments

   The Company's real estate investments consist of $7,396,000 in Georgia properties, $3,474,000 in Florida properties and $73,000 in other states.

   Included in the Company's net realized investment gains for the first nine months of 1998 and 1997 were net realized gains on real estate investments of $437,000 and $820,000 respectively.

<page 22>

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

   The following table sets forth (in thousands) information concerning the results of the Company's former mortgage lending operations.


                                    Three Months Ended       Nine Months Ended
                                   September 30,1997(1)    September 30,1997(2)
                                   ____________________    ____________________
Revenues
Other income(loss)                        $313                   $944
                                          ____                  _____
Total revenues                             313                    944
Selling, general and
  administrative expenses                   (3)                   886
Interest expense                           385                    671
                                          ____                  _____
  Total expense                            388                  1,557
                                          ____                  _____
  Net loss                                $(75)                 $(613)
                                          ====                  =====


(1) Net of reimbursements of $152,000 received during the three months ended September 30, 1997, by the Parent Company on behalf of its mortgage lending operations from Wickes.

(2) Net of reimbursements of $700,000 received during the first nine months of 1997, by the Parent Company on behalf of its mortgage lending operations from Wickes.

                             Income Taxes

   The Company's effective tax rate was 0% for the nine months ended September 30, 1998 and 1997. The Company's equity in losses of Wickes has reduced Wickes' GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

                   LIQUIDITY AND CAPITAL RESOURCES

The Parent Group

   The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead.

   Operations consist primarily of real estate sales and the Parent Company's internet, telephony and utilities marketing operations. The Parent Company's internet, telephony and utilities marketing operations are in the start-up phase and are expected to be net users of cash for several months. Also, real estate sales proceeds are required to be applied to real estate debt reduction and are not available to the Parent Company for other purposes.

<page 23>
   On April 20, 1998, Riverside amended certain terms of its real estate debt. In connection with the amendment, (i) the Parent Company pledged an additional 325,000 shares of Wickes common stock in substitution for the $1.4 million cash then held by the lender as collateral and (ii) agreed to a reduced collateral value for the shares of pledged Wickes common stock. In October, 1998, the Company pledged an additional 275,000 shares of its Wickes common stock.

   In February of 1998, Riverside completed the acquisition of the Internet and utilities marketing operations formerly owned by Wickes. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. For these operations, Riverside paid consideration of approximately $872,000 in the form of a 3-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, Riverside agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest. At November 1, 1998, the Company had made payments of $115,752 under the promissory note but was delinquent with respect to required payments of approximately $88,854 of principal and interest.

   On October 5, 1998, the Company entered into an agreement with Imagine Investments, Inc. ("Imagine"), which was amended on November 4,
1998 (the "Imagine Agreement"). Pursuant to the Imagine Agreement, the Company sold 250,000 shares of Wickes Common Stock to Imagine for
$812,500 on October 5, 1998. Also pursuant to the Imagine Agreement, the Company granted Imagine a call option that expires November 30, 1998 to purchase an additional 550,000 shares of Wickes common stock for $3.25 and a right of first refusal with respect to all of the shares of Wickes common stock beneficially owned by the Company. On November 12, 1998, Imagine purchased an additional 200,000 shares under this call option for $650,000 in cash. For additional information, see Note 9 of Notes to Consolidated Condensed Financial Statements included elsewhere herein.

   The Parent Company believes that its cash on hand will not be sufficient to support its operations and overhead and to service its indebtedness until such time as its Cybermax and WIXX operations have begun to generate significant positive cash flow. Therefore, the Parent Company will need to obtain these and any other additional required funds through asset sales or additional borrowings or other financing. The Company presently anticipates that it willobtain these funds either through additional borrowings, exercise by Imagine of its call option described above, or through market and private sales of Wickes common stock. At November 16, 1998, approximately 2,224,682 of the Parent Company's 3,849,115 shares of Wickes common stock are pledged to secure various obligations of the Company.

   On April 2, 1998, the Parent Company repaid the remaining $453,000 balance of a secured obligation to a third party. On February 12, 1998, the Parent Company issued an unsecured note for $100,000 to a third party in connection with its acquisition of Cybermax.

<Page 24>

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

   During the first nine months of 1998, stockholders' equity decreased by a net of $6.9 million. Losses attributable to Wickes accounted for approximately 35% of the decrease. In addition, interest expense incurred at the Parent Group accounted for 30% of the decrease.

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

Year 2000
_________

     The Year 2000 problems relates to the inability of certain computer programs and computer hardware to properly handle dates after December 31, 1999. As a result, businesses may be at risk for miscalculations and system failures.

     The Year 2000 problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. The estimated costs of these efforts are not expected to be material to the Company's financial position.

<Page 25>

                               PART II
                          OTHER INFORMATION


Item 5.      Other Information

       For a description of this sale by the Company of 450,000 shares of Wickes common stock and a stock purchase agreement pursuant to which the Company granted a call option with respect to an additional 550,000 shares of Wickes common stock and a right of first refusal with respect to all shares of Wickes common stock beneficially owned by the Company, see Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

       For a description of the sale of the Company's GameVerse subsidiary to Greenleaf in exchange for approximately 40% of the Greenleaf common stock, see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

Item 6.      Exhibits and Reports on Form 8-K

     (a)           Exhibits

     See Exhibit Index included elsewhere herein.

     (b)       Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated as of October 30, 1998 reporting under Item 5.

     The Company filed a Current Report on Form 8-K dated as of October 5, 1998 reporting under Item 5.

<Page 26>

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
________________________________
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
________________________________
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date: November 24, 1998












<Page 27>


                            EXHIBIT INDEX


Exhibit No.    Description

  10.1 Amendment No. 1 dated November 4, 1998 to Stock Purchase Agreement dated October 3, 1998 between the Company and Imagine Investments, Inc.

  10.2 Amendment No. 2 dated November 18, 1998 to Stock Purchase Agreement dated October 3, 1998 between The Company and Imagine Investments, Inc.

  27.1         Financial Data Schedule (SEC Use Only)






<page 1>



                        Amendment No. 1 to
                    Stock Purchase Agreement

      THIS AMENDMENT NO. 1 is entered into as of November 4,
1998, between Riverside Group, Inc., a Florida corporation (the
"Seller"), and Imagine Investments, Inc., a Delaware corporation
("Purchaser").

                            Preamble

      The Seller and the Purchaser are parties to that certain
Stock Purchase Agreement dated as of October 5, 1998 (the
"Agreement") and desire to modify certain of the provisions thereof as set forth herein.


      NOW THEREFORE, in consideration of the mutual covenants herein contained and for other good and valuable consideration hereinafter set forth, the parties hereto agree as follows:

      1. Definitions. Capitalized terms used herein without definition that are defined in the Agreement shall have the same meanings herein as therein.

      2.  Amendment of Section 1.02 of the Agreement.  Section
1.02(b) of the Agreement is hereby amended as follows:

      (a) The reference to "November 4" contained in the first sentence (but not anywhere else) is hereby changed to "November
19."

      (b) The reference to "November 14" is hereby changed to "November 30."

      3. Miscellaneous. This Amendment No. 1 may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. To the extent not inconsistent with this Amendment No. 1, the Agreement remains in full force and effect. The Agreement, as amended by this Amendment No. 1, supersedes all prior negotiations and agreements (written or oral) among the parties with respect to the subject matter covered thereby and constitutes the entire understanding among the parties thereto.

<Page 2>
      IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed on its behalf, by an officer thereunto duly authorized, all as of the date first above written.

                          IMAGINE INVESTMENTS, INC.



                          By___________________________
                               Name:
                               Title:
                               "Purchaser"


                          RIVERSIDE GROUP, INC.



                          By________________________________
                                    Name:
                                    Title:
                                    "Seller"









  <Page 3>


                       Amendment No. 2 to
                    Stock Purchase Agreement

     THIS AMENDMENT NO. 2 is entered into as of November 18,
1998, between Riverside Group, Inc., a Florida corporation (the
"Seller"), and Imagine Investments, Inc., a Delaware corporation
("Purchaser").

                            Preamble

     The Seller and the Purchaser are parties to that certain
Stock Purchase Agreement dated as of October 5, 1998 (the
"Agreement") and Amendment No. 1 to the Agreement dated November
4, 1998, and desire to modify certain of the provisions thereof as set forth herein.


     NOW THEREFORE, in consideration of the mutual covenants herein contained and for other good and valuable consideration hereinafter set forth, the parties hereto agree as follows:

     1. Definitions. Capitalized terms used herein without definition that are defined in the Agreement shall have the same meanings herein as therein.

     2.  Amendment of Section 1.02 of the Agreement.  Section
1.02(b) of the Agreement is hereby amended as follows:

     (a) The reference to "November 4" contained in the first sentence of the Agreement(but not anywhere else) and as amended to November 19 in Amendment No. 1 is hereby changed to "November
30."

     3. Miscellaneous. This Amendment No. 2 may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. To the extent not inconsistent with this Amendment No. 2 and Amendment No. 1, the Agreement remains in full force and effect. The Agreement, as amended by Amendment No. 1 and this Amendment No. 2, supersedes all prior negotiations and agreements (written or oral) among the parties with respect to the subject matter covered thereby and constitutes the entire understanding among the parties thereto.

<Page 4>
     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed on its behalf, by an officer thereunto duly authorized, all as of the date first above written.

                              IMAGINE INVESTMENTS, INC.




                      By_________________________________
                                   Name:
                                   Title:
                                   "Purchaser"


                          RIVERSIDE GROUP, INC.



                          By________________________________
                                    Name:
                                    Title:
                                    "Seller"