Form 10-K
period 1998-12-31
RIVERSIDE GROUP INC/FL
filed 1999-04-02
CIK 277356

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                           For the Fiscal Year Ended
                               DECEMBER 31, 1998

                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-9209
                               DECEMBER 31, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 30, 1999, the Registrant had 5,287,123 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the NASDAQ SmallCap Stock Market) held by nonaffiliates was approximately $ 4.70 million (includes the market value of all such stock other than shares beneficially owned by officers and directors and the Registrant's Employee Stock Ownership Plan and Trust).

                      DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders scheduled May 18, 1999 are incorporated by reference into Part III hereof, as more specifically described herein.

                               TABLE OF CONTENTS

                                                                    PAGE NO.
                                    PART I

Item 1.   Business..........................................................................1
Item 2.   Properties.......................................................................21
Item 3.   Legal Proceedings................................................................22
Item 4.   Submission of Matters To a Vote of Security-Holders..............................23

                                    PART II

Item 5.   Market For Registrant's Common Equity
             and Related Stockholder Matters...............................................24
Item 6.   Selected Financial Data..........................................................25
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................................27
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk........................44
Item 8.   Financial Statements and Supplementary Data......................................44
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........................................44

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant...............................45
Item 11.  Executive Compensation...........................................................45
Item 12.  Security Ownership of Certain Beneficial Owners and Management...................46
Item 13.  Certain Relationships and Related Transactions...................................48

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................40
          (a)  List of Financial Statements and Schedules Filed as a Part of this Report...40
          (b)  Reports on Form 8-K - None..................................................40
               Exhibits.....................................................................

SIGNATURES.................................................................................43

FINANCIAL STATEMENTS....................................................................F - 1

FINANCIAL STATEMENT SCHEDULES...........................................................F - 2



                                    PART I

ITEM 1. BUSINESS.

      Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside", also "Parent Company"), is a holding company focused through its 100%-owned subsidiary, Cybermax, Inc. ("Cybermax") on marketing Internet connectivity, web software application development and hosting service. Riverside engages through another of its 100%-owned subsidiary, Buildscape, Inc. ("Buildscape") in the e-commerce market, as well as advertisement on the Internet.

     In addition, the Company is engaged, through its 36% owned subsidiary, Wickes Inc. ("Wickes")(as of March 31, 1999), in the supply and distribution of building materials.

      Unless the context indicates otherwise, the term "the Company" as used herein refers to Riverside and its subsidiaries.

                            HISTORICAL DEVELOPMENT

      From 1986 through the first half of 1996, Riverside conducted life and property and casualty insurance operations. The property and casualty insurance operations were discontinued in 1993 and sold in September 1995. Riverside began disposing of its life insurance operations at the end of 1994 and in June 1996 completed a merger of its remaining life insurance operations with a third party that resulted in the ownership by Riverside of a non-controlling interest in the third party. Riverside disposed of this interest on December 31, 1997.

      Riverside obtained its initial investment in Wickes in 1990 through the acquisition of American Founders Life Insurance Company, which at the time of its acquisition owned approximately 10% of Wickes' common stock. In 1993, as part of a Wickes recapitalization plan, including an initial public common stock offering, Riverside increased its beneficial ownership of Wickes' common stock to approximately 36%. On June 20, 1996, Riverside purchased from Wickes 2,000,000 newly-issued shares of Wickes' common stock for $10,000,000 in cash. In 1998 and early 1999, Riverside sold 1,151,900 shares of its Wickes' common stock. As of March 15, 1999, Riverside beneficially owns 3,000,515 shares of Wickes' common stock, which constitutes 36% of Wickes' outstanding voting and non-voting common stock. See "Building Materials Operations."

      In January 1998,  Riverside formed various operating  subsidiaries,  which
acquired  certain  e-commerce  and  advertising   operations  from  Wickes.  See
"E-Commerce and Advertising Operations".

                              LINES OF BUSINESS

      The following table sets forth certain financial data for the past three years for the following segments: e-commerce and advertising, web design and internet connectivity, building materials, life insurance and other segments. Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998, all of 1997, and the third and fourth quarters of 1996. The Company accounted for its investment in Wickes' under the equity method for the fourth quarter of 1998 and the first and second quarters of 1996. "Other" includes real estate, parent company, financial services, and discontinued operations and all eliminating entries for inter-company transactions.

                                           Years Ended December 31,
                                       1998          1997           1996
                                       ----          ----           ----
                                                (in thousands)
                                                --------------
SALES:
   E-Commerce & Advertising         $      30      $     --      $     --
   Web Design & Internet Access           486            --            --
   Building Materials(1)              667,024       884,082       467,254
   Life Insurance                          --            --            --
   Other                                  164            --            --
                                     --------      --------      --------
            Total                   $ 667,704      $884,082      $467,254
                                     ========      ========      ========

COST OF SALES:
   E-Commerce & Advertising         $      14      $     --      $     --
   Web Design & Internet Access           182            --            --
   Building Materials(1)              508,896       681,056       363,930
   Life Insurance                          --            --            --
   Other                                  170            --            --
                                     --------      --------      --------
            Total                   $ 509,262      $681,056      $363,930
                                     ========      ========      ========

OTHER OPERATING INCOME:
   E-Commerce & Advertising         $      --      $     --      $     --
   Web Design & Internet Access            --            --            --
   Building Materials(1)                5,045        10,689         4,261
   Life Insurance                          --            --         3,307
   Other                                  546           608           493
                                    ---------      --------      --------
            Total                   $   5,591      $ 11,297      $  8,061
                                    =========      ========      ========

INVESTMENT INCOME AND REALIZED
 GAINS/(LOSSES):
   E-Commerce & Advertising         $      --      $     --      $     --
   Web Design & Internet Access            --            --            --
   Building Materials(1)               (1,837)           --            --
   Life Insurance                          --            --         6,394
   Other                                1,306           866         1,603
                                    ---------      --------      --------
            Total                   $    (531)     $    866      $  7,997
                                    =========      ========      ========

EXPENSES:
   E-Commerce & Advertising         $   4,605      $    668      $     --
   Web Design & Internet Access          (283)           --            --
   Building Materials(1)              141,447       192,395        87,633
   Life Insurance                          --            --         9,365
   Other                                1,549         2,222         1,738
                                    ---------      --------      --------
            Total                   $ 147,318      $195,285      $ 98,736
                                    =========      ========      ========

RESTRUCTURING AND UNUSUAL ITEMS:
   E-Commerce & Advertising         $      --      $     --      $     --
   Web Design & Internet Access            --            --            --
   Building Materials(1)                5,932          (559)          745

   Life Insurance                         --             --            --
   Other                                  --             --            --
                                    --------       --------      --------
            Total                   $  5,932       $   (559)     $    745
                                    ========       ========      ========

INTEREST EXPENSE:
   E-Commerce & Advertising         $     85       $     --      $    --
   Web Design & Internet Access            6             --           --
   Building Materials(1)(2)           17,984         22,890       11,228
   Life Insurance                         --             --            7
   Other                               1,189          1,635        2,443
                                    --------       --------     --------
            Total                   $ 19,264       $ 24,525     $ 13,678
                                    ========       ========     ========

EARNINGS(LOSS) BEFORE INCOME TAXES,
 EQUITY IN RELATED PARTIES, MINORITY
 INTEREST  AND DISCONTINUED OPERATIONS:
   E-Commerce & Advertising         $ (4,674)      $   (668)    $     --
   Web Design & Internet Access          581              --          --
   Building Materials(1)              (4,027)        (1,011)       7,979
   Life Insurance                         --              --         329
   Other                                (892)        (2,383)      (2,085)
                                    --------       --------     --------
            Total                   $ (9,012)      $ (4,062)    $  6,223
                                    ========       =========    ========

IDENTIFIABLE ASSETS:
   E-Commerce & Advertising         $    248       $     --     $     --
   Web Design & Internet Access          217             --           --
   Building Materials(1)              14,995        290,832      281,398
   Life Insurance                         --             --        5,661
   Other                              10,942         23,073       22,755
                                    --------       --------     --------
            Total                   $ 26,402       $313,905     $309,814
                                    ========       ========     ========

(1) Prior to July 1, 1996 and after September 30, 1998, the Company's balance sheet and statements of operations reflect the Company's investment in Wickes on the equity method. See Note 3 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.

(2) Includes $1,502,000, $1,473,000 and $1,448,000 for an interest allocation from Riverside on its 13% subordinated notes for 1998, 1997 and 1996, respectively.

                          E-COMMERCE AND ADVERTISING

      Effective January 15, 1998, Riverside acquired certain operations of Wickes that Wickes had determined to discontinue as a result of Wickes' plan to streamline its operations and focus primarily on its core professional builder business. The operations transferred include e-commerce and advertising on the Internet. The consideration given or to be given by Riverside to Wickes in the transaction consists of Riverside's three-year $871,844 unsecured promissory note and future payments of ten percent of the transferred operations' net income (subject to a maximum of $430,000).

In connection with this acquisition, Riverside established various operating subsidiaries to conduct businesses acquired from Wickes, as well as related operations. Buildscape was established to provide e-commerce and advertising services for the building materials industry on the Internet.

         Buildscape's Internet website, Buildscape.com, is currently in the final stages of development. During the past year, the Company has allocated most of its resources (technical and sales) towards the development of this website.

         Buildscape.com is a vortex online "community" for all industries connected with home building products and related services. The web site is divided into 12 channels with three more in development, each a website on its own. Consumers will visit the Buildscape.com site to find builders, remodelers, and other trade professionals, service providers, lenders and the products they need for their homes. Trades-people will come to Buildscape.com to find other trade professionals and to gather information on building products, to purchase tools, computers, and insurance, and to showcase their products and services.

         In 1998 these operations were in the start-up phase and did not generate significant revenues. Currently the Company is seeking venture capital to fund these operations. Management intends to monitor carefully the progress of these operations and may expand or curtail any or all of them, depending upon the outcome of negotiations with potential investors and the operating results achieved. See "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations" and Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

CHANNELS OF BUILDSCAPE.COM

         PRODUCTS. The Products channel is designed to become the Internet's single largest source of building products information. The channel will have photo descriptions, specs, technical and installation information on hundreds of thousands of products in all categories, from the industry's leading manufacturers, all together in one place. Visitors will be able to save their product selections in their own personal files, making this information convenient, organized and on hand, when they're ready to meet with their builders or remodelers or make their purchase.

         TOOLS ONLINE. Tools Online channel provides professional and "do-it-yourselfers" with a selection of over 8,500 tools of every conceivable category from the best tool manufacturers worldwide. This channel contains 2-3 times the variety of the traditional large home improvement centers.

         HOUSE PLANS. This channel will contain an extensive interactive selection of house plans. Customers will be able to fill in a spec sheet describing the style of house they want, the number of bedrooms, square feet, price range, and more and they have our search engine present a variety of plans that fit their specs.

         HOME BUILDERS. This channel will contain an extensive directory of over 214,000 of the country's homebuilders. It will provide consumers a method to search for homebuilders down to the city level.

         SUBCONTRACTORS. Buildscape will have a directory of over 737,000 subcontractors, all listed by their specialty and searchable at the city level. The directory will provide contact information allowing builders, contractors and homeowners to communicate with each other.

         REMODELERS. Through this channel's informative articles and tips about remodeling, trade and consumer visitors will be able to search Buildscape's directory of over 423,000 remodelers by specialty and city to find the remodeler for their job.

         SUPPLIERS. This channel will make it easy for the trade to find and get bids from the right commercial size suppliers for the building material they need. Our extensive database will be searchable by product category, brand or supplier at the city level location.

         HOMEWAREHOUSE. It is anticipated that this channel will contain over 55,000 hardware items, which would be the largest selection available on the Internet and available for immediate purchase and delivery. In comparison to national home improvement stores, Buildscape will contain the largest number of SKU's available at one's fingertips.

         REAL ESTATE. This channel will provide a national searchable database of homes available for sale through the Multiple Listing Service.

         FINANCING. This channel will connect the trade and consumers with competitive resources for mortgages, construction and home equity loans.

         HOME SERVICES. Home Services will be the place where homeowners can get the help they need for lawn maintenance, termite protection, emergency preparation, air conditioning and heating, security systems or warranty and repair services.

         BACK OFFICE. The Back Office channel will provide timesaving cost effective administrative services and products, which give builders more control over their business and more time for their best work. Representative services and products include printing, shipping, software, insurance, accounting, health care management, business productivity and new business opportunities.

     INTERACT. Interact is where the Home Building Resource Community can come together to chat, learn, have some fun and share ideas.

     INFO CENTER. Info Center is Buildscape's online News Bureau, magazine stand and research center.

SALES AND MARKETING

         On June 17, 1998, Buildscape and Hanley-Wood, Inc. ("HWI"), a leading publisher of builder, remodeling and eight other key building industry publications, executed a Website Linking, Licensing and Commercial Agreement. HWI brings its wide-ranging industry information and knowledge base, the influential content of its ten leading highly respected, well-read trade magazines and its experience in creating www.hbrnet.com, their web site, which hosts over 350,000 visitors each month. The agreement calls for both parties to conduct certain commerce on the World Wide Web and to provide links between the Buildscape sites and the HWI sites. Pursuant to the terms of the agreement, Buildscape will pay 20% of its gross revenues earned to HWI on a monthly basis in exchange for advertising provided by HWI in their trade magazines and shows. Buildscape is obligated to pay HWI a minimum of $250,000 with respect to the first 12 months of the agreement, if any deficiency remains at the end of the contract, a lump sum payment will be due in June of 1999. The term of the contract is one year, however, it automatically continues unless terminated by either party with a ninety day written notice.
                                   5

COMPETITION

         Although Buildscape has no direct competitors operating under the same business model today, it does recognize that it competes with both physical and virtual storefronts selling similar products. Buildscape differs from some of the web-based competitors as Buildscape offers a turnkey solution enabling all five of the necessary elements behind the home building/home improvement process (Search/Select/Interact/Promote and Fulfill). Even though there are several web sites in operation today in this industry, they are primarily providers of "search and select" content, usually lacking the "fulfillment" piece within the equation. Those web sites that do offer fulfillment generally have substantially fewer offerings than Buildscape.

     Buildscape does recognize that it competes with retail stores such as Lowes and Home Depot and that these large, well capitalized companies could easily launch a web-based fulfillment business. However these companies focus primarily on selling home improvement products to the general consumer whereas Buildscape targets the trade and general consumer for both home building and home improvement solutions. Additionally, should these companies choose to initiate web-based sales, they would be competing with their existing retail franchise and profit model, as they would be inviting customers to shop online and not visit their own stores anymore.

                         WEB DESIGN AND INTERNET ACCESS

         In February 1998, Riverside acquired from a third party, the assets of Cybermax Communications, Inc. ("Cybermax"). Cybermax is an internet service provider, with over 770 residential customers and over 70 commercial customers. Cybermax services include: web design, web hosting, e-commerce solutions, nationwide Internet access via 288 points of presence, nationwide Frame Relay and dedicated Internet access. Cybermax also constructs extranets and intranets and distributes computers, peripherals and routers.

         In 1998 these operations were in the start-up phase and generated revenues of approximately $486,000. Management intends to monitor carefully the progress of these operations and may expand or curtail any or all of them, depending upon the outcome of negotiations with potential investors and the operating results achieved.

WEB SITE DESIGN

         Cybermax offers three basic design packages: the Basic Business Website, the Small Business Website and the Corporate Business Website. These websites can be efficiently completed since they are based on graphics and designs from the Cybermax's Graphic Library. In addition, Cybermax offers fully customized web sites at multiple prices.

         BASIC BUSINESS WEBSITE. Customers receive a welcome home page (30 word welcome message, company's logo, and a single graphic), a location page (map to one business physical location), a contact page (form that sends to one mailbox), and one showcase page (each with two pictures of the featured item with 40 words of descriptive text). The site construction cost is approximately $500 with a $49 month hosting charge.

         CORPORATE BUSINESS WEBSITE. Customers receive a welcome home page (100 word welcome message, company's logo, and a single graphic), a location page
(map to five business locations), a contact page (form that sends to multiple mailboxes), an "about us" page (1,000 words or less text about the company), twenty showcase pages (each with two pictures of each featured item with 40 words of descriptive text), thirty links, virtual domain and web statistics. The site construction cost is approximately $5,000 with a $140 monthly hosting charge.

         SMALL BUSINESS WEBSITE. Customers receive a home page (50 word welcome message, company's logo, and a single graphic), a location page (maps to three business locations), a contact page (form that sends to two mailboxes), an "about us" page (200 words or less text about their company), ten showcase pages (each with two pictures of each featured item with 40 words of descriptive text), twenty links, virtual domain and web statistics. The site construction cost is approximately $2,500 with a $85 monthly hosting charge.

INTERNET ACCESS

         Cybermax offers local Internet access through third-party network providers. Currently, the Company has agreements with StarNet, Inc. and GridNet Services. Cybermax offers a wide range of high-speed access services. Its services include lease line access which includes dedicated high- bandwidth connectivity to support active networks, web servers, large data and file transfers and multimedia applications. Available in 56 Kbpts, T1 5.44 Mbps, fractional T1, T3 45 Mbps, and fractional T3 bandwidths. Cybermax's lease lines provide dedicated, point-to-point circuits that connect the customer's LAN directly to Cybermax's fault-tolerant, high-speed network. Cybermax also offers a complete line of high bandwidth access services including ISDN, Frame Relay and ATM with speeds ranging from 256 KB to T3 45 Mbts.

CUSTOMER SERVICE

     Cybermax aims for 100% customer satisfaction. Cybermax currently provides customer support from a staff located at the Company's headquarters which is open 7:30 a.m. until 1:30 a.m. eastern time, Monday through Friday and 7:30 a.m. until 4:30 p.m. eastern time on the weekends.

SALES AND MARKETING

         For the past year the Company has focused its resources primarily on the sale of customer web design work and secondly on Internet access services. The Company has a sales team dedicated to the sale of web design and receives referrals from the Buildscape program. The Company believes that customer referrals are the best marketing for Internet access services and has relied on this to grow their customer base by striving to provide existing customers with excellent services.

COMPETITION

     The web design and internet service provider businesses each have become highly competitive. However with the growth slated for the Internet business, there seems to be plenty of customers available. Cybermax has specialized in building Extranets/E Commerce Web sites to all players in the building industry. There is no other web design company with this specific focus. Typically sales of building products in retail storefronts are restricted by limited shelf space available, the expense of carrying items that do not sell and the inability to quickly change out inventory. All these problems are solved for manufacturers and distributors with the cataloging an E commerce site offers. Because of the relationship with Buildscape and Wickes, numerous contacts and opportunities have been developed for this business.


                         BUILDING MATERIALS OPERATIONS

     The Company retails and distributes building materials through its 36% owned subsidiary, Wickes (as of March 31, 1999). For a description of the reduction by the Company of its percentage ownership in Wickes during 1998 and early 1999, see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations".

      THE INFORMATION CONCERNING WICKES CONTAINED IN THIS REPORT WAS OBTAINED FROM WICKES' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998 (THE "WICKES FORM 10-K"), FILED BY WICKES WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"). FOR FURTHER INFORMATION CONCERNING WICKES, REFERENCE IS MADE TO THE WICKES FORM 10-K AND THE PERIODIC REPORTS AND OTHER INFORMATION FILED BY WICKES WITH THE COMMISSION.

      Wickes Inc. is a major supplier and distributor of building materials. Wickes sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourselfers ("DIYers") involved in major home improvement projects. At March 15, 1999, Wickes operated 101 sales and distribution facilities in 23 states in the Midwest, Northeast, and South and 13 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units.

BACKGROUND

      Wickes was formed in 1987 as a Delaware corporation named "Wickes Lumber Company." In June 1997, Wickes changed its corporate name to "Wickes Inc." Wickes continues to conduct its primary operations under the "Wickes Lumber" name.

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

      During the fourth quarter of 1995 Wickes committed to and began implementing a plan (the "1995 Plan") to reduce the number of under-performing building centers, the corresponding overhead to support these building centers, and to strengthen its capital structure. Pursuant to the 1995 Plan, Wickes consolidated or closed 21 building centers and three component manufacturing facilities. The 1995 Plan also included the private issuance of 2 million shares of Wickes' Common Stock, which was completed in June 1996.

      In the fourth quarter of 1997, Wickes announced and began to implement a plan to streamline operations, to focus on Wickes' core professional builder business, and to eliminate overhead costs and programs not directly supporting this core business. In addition to these actions, in the first quarter of 1998 Wickes closed eight additional building centers and two component manufacturing facilities and sold two other building centers, and implemented further headquarters staffing and expense reductions. Wickes recorded a $5.9 million restructuring charge in the first and third quarters of 1998 with respect to these activities (the "1998 Plan"). For further information see "Business Strategy" and Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

INDUSTRY OVERVIEW

      According to the Home Improvement Research Institute ("HIRI"), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $228.2 billion in 1998. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. Wickes believes that no building material supplier accounted for more than 14% of the total market in 1998.

      In general, building material suppliers concentrate their marketing efforts either on building professionals or consumers. Professional-oriented building material suppliers, such as Wickes, tend to focus on single-family residential contractors, repair and remodeling ("R&R") contractors, project DIYers and to some extent commercial contractors. These suppliers compete principally on the basis of service, product assortment, price, scheduled job-site delivery and trade credit availability. In contrast, consumer-oriented building material retailers target the mass consumer market, where competition is based principally on price, merchandising, location and advertising. Consumer-oriented warehouse and home center retailers typically do not offer as wide a range of services, such as specialist advice, trade credit, manufactured components, and scheduled job-site delivery, as do professional-oriented building material suppliers.

     Industry sales are linked to a significant degree to the level of activity in the residential building industry, which tends to be cyclical and seasonal. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts totaled 1.46 million in 1994, 1.35 million in 1995, 1.48 million in 1996, and
1.47 million in 1997. In 1998, total U.S. housing starts increased to 1.62 million. The Blue Chip Economic Indicators Consensus Forecast dated March 10, 1999, projects 1999 housing starts to be 1.58 million, down slightly from 1998. Housing starts in Wickes' primary geographical market, the Midwest, increased 9.2% in 1998. Wickes' two other geographical markets, the Northeast and South, experienced increases in 1998 housing starts of 8.6% and 10.5%, respectively. Nationally, single family housing starts, which generate the majority of Wickes' sales to building professionals, increased by 12.0% from 1.13 million starts in 1997 to 1.27 million starts in 1998.

   Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures are generally undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIYers) tend to increase with increasing sales of both existing and newly-constructed residences. The HIRI estimates the sales of home improvement products to repair and remodeling professionals represented $39.9 billion, or approximately 17% of total 1998 sales of the building material supply industry, while direct sales to DIYers amounted to $112.2 billion.

BUSINESS STRATEGY

   GENERAL

   Wickes'  mission is to be the  premier  provider of  building  materials  and
specialized   services  to  the  professional   segments  of  the  building  and
construction industry.

   In order to better serve its customers and markets, Wickes has organized and streamlined its operations into three channels of distribution: Major Markets, Conventional Markets, and Wickes Direct/Wickes International. These channels are supported by Wickes' Manufacturing operations. In Major Markets Wickes serves the national, regional, and large local builder in larger markets with specialized services and a total solutions approach. In Conventional Markets Wickes provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct/Wickes International provides another distribution alternative to supply the needs of its commercial customers. Wickes' Manufacturing operations produce value-added products (such as pre-hung interior and exterior doors, framed wall panels, and roof and floor trusses) for Wickes' customers in both Major Markets and Conventional Markets as well as for its Wickes Direct customers.

   MAJOR MARKETS

   Wickes operates in 20 Major Markets, which are served by 31 sales and distribution facilities. These facilities are designed, stocked and staffed to meet the needs of the particular markets in which they are located and vary from facilities similar to Wickes' Conventional Market building centers to facilities that stock only specific types of products, for instance lumber and wood related products. Major Markets are also served by ten of Wickes' manufacturing facilities.

   These Major Markets are generally large metropolitan areas with favorable growth projections and are characterized by the active presence of national, regional and large local builders. Wickes believes that the building supply industry in these Major Markets remains heavily fragmented.

   Beginning in 1997, Wickes initiated Major Markets programs in four markets:
Pensacola, Denver, Louisville, and Raleigh/Charlotte. In 1998, Wickes initiated its Major Markets programs in five additional markets: Chicago, Cleveland, Detroit, Indianapolis, and Washington/Baltimore. Other programs are being ommenced in three other Major Markets in 1999. Wickes intends to initiate additional Major Markets Programs as opportunities and resources permit.

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

   Wickes' Manufacturing operations constitute an integral part of the Major Markets programs. These operations provide Wickes with the capability to provide its customers with custom engineered, value-added products such as manufactured framing component systems. For instance, in four Major Markets Wickes has begun its "Frame a Home in a Day" concept. This program, which allows a large builder to complete the entire process of framing and sheathing an average two-story residence in as little as one day, rather than the substantially longer period involved in traditional stick framing methods. In 1999 this program will be expanded to other Major Markets.

   Wickes' operations in Major Markets contributed approximately 42.0% of Wickes' sales in 1998, compared to 35.0% in 1997, and 32.2% in 1996. Wickes anticipates that this percentage will continue to increase in 1999. For the Major Market programs in place during 1998, total 1998 sales increased approximately 26.0% over 1997 total sales.

   CONVENTIONAL MARKETS

   In addition to Major Markets, Wickes operates 70 sales and distribution facilities in smaller or Conventional Markets. Wickes' Conventional Markets are generally less populous and the majority of customers are generally the smaller single-family residential contractor, the R&R contractor and the project DIYer. Wickes believes that competition in the building supply industry is more limited in Conventional Markets compared to Major Markets but that there is generally less opportunity for growth within a given Conventional Market.

   Since the beginning of 1997, Wickes has completed remerchandising and remarketing programs ("Resets") in thirteen sales and distribution facilities located in Conventional Markets. Wickes has also completed Resets in six sales and distribution facilities in Major Markets. These programs include upgrading of the showroom layout and product presentation, expansion of product assortment (typically adding a significant number of stock keeping units, or "SKUs") with a view towards achieving category dominance in the market, and increasing service offerings such as installed sales, tool rental, specialized delivery services and additional in-store sales specialists. The thirteen Conventional Market facilities that completed Resets have experienced continued significant sales increases. Wickes intends to perform additional Resets in 1999 and future years. Wickes' Manufacturing operations also provide significant support for Wickes' Conventional Market sales activities, particularly through the manufacture of pre-hung interior and exterior doors.

   WICKES DIRECT/WICKES INTERNATIONAL

   In an effort to increase its business to non-traditional customers and out-of -market trade areas, Wickes formed the Commercial Sales Division in 1993 and added a national builder accounts sales team in 1996. In late 1996, these two groups were combined to form "Wickes Direct," Wickes' wholesale distribu- tion channel, which is also operated internationally as "Wickes Interna- tional." Through Wickes Direct, Wickes focuses on large volume orders from both commercial and residential builders, much of which is to be shipped directly from the manufacturer to the customer's job-site. In addition to lumber and building materials, Wickes Direct provides estimating, logistics, and material delivery services to large customers anywhere in the world, all accomplished without the need for a physical facility close to the customer. Wickes Direct also provides leads and sales support to Wickes' sales and distribution facilities.

   MANUFACTURING OPERATIONS

   Wickes owns and operates thirteen component manufacturing facilities (including ten located in Major Markets) that supply Wickes' customers with higher-margin, value-added products such as pre-hung interior and exterior doors, framed wall panels, and roof and floor trusses. In addition to these facilities, eight of Wickes' sales and distribution facilities, to a lesser extent, do some manufacturing. Wickes' manufacturing operations supplied approximately 32% of the pre-hung interior doors, 45% of the exterior doors, 36% of the roof and floor truss systems and 71% of the wall panel systems sold by Wickes in 1998.

   Wickes also has an agreement with a third party manufacturer to provide manufactured housing components nationwide primarily for Wickes. This agreement requires Wickes to make minimum quarterly purchases of approximately $3 million.

   Wickes believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction. As resources permit, Wickes also intends to expand its manufacturing facilities to supply a greater number of its sales and distribution facilities with these value added products.

   OTHER INITIATIVES

   Since 1997, Wickes has also initiated several other programs to supplement its Major Market and Conventional Market strategies.

   Wickes' tool rental program was developed to rent specialized, professional quality tools and equipment to customers in need of equipment for unique or short term projects. The program is designed to attract new customers as well as provide Wickes with an opportunity to supply current customers with a greater portion of their total construction needs. The program is currently in place in 25 sales and distribution facilities and will be expanded to additional facilities in 1999.

   Wickes' installed insulation program consists of specially trained installation crews using specialized equipment and vehicles to install blown and batt insulation in new construction or major renovations. The installed insulation program is currently operating in 40 sales and distribution facilities and is planned to be expanded to more locations in 1999. Installed insulation is one of the value added services which Wickes believes it can cost-effectively provide to meet its customers needs. Wickes is evaluating several other product installation services which may be initiated in 1999.

   RECENT RESTRUCTURING AND OPERATIONAL EFFORTS

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

   During the first quarter of 1998 Wickes implemented the 1998 Plan, which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, Wickes recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million charge included $4.1 million in estimated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and post employment benefits related to the 1998 plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals.

MARKETS

   Wickes operates in 20 Major Markets, which are served by 31 sales and distribution facilities and 10 manufacturing facilities. The Company also operates 70 building centers in less populous areas, or Conventional Markets. For a further discussion of Major Markets and Conventional Markets see "Business Strategy".

   The following table sets forth the distribution of Wickes' sales and distribution facilities located in Conventional and Major Markets by size of the local market:

                                            Number of Sales and
                    Total                 Distribution Facilities
                Households in          Conventional          Major
              Thirty Mile Radius          Markets          Markets
              ------------------          -------          -------
              Under 50,000                  16                 0
              50,000-100,000                17                 0
              100,000-250,000               21                10
              250,000-500,000               13                 9
              500,000 and over               3                12
                                          -----              ---
              Total                         70                31

   GEOGRAPHICAL DISTRIBUTION

   Wickes' 101 sales and distribution facilities are located in 23 states in the Midwest, Northeast and South. Wickes believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of Wickes' geographic markets. The following table sets forth certain information with respect to the locations of Wickes' sales and distribution facilities as of March 15, 1999:

        Midwest                    Northeast                  South
------------------------     ------------------------    ---------------------
            Number of                     Number of               Number of
            Sales and                     Sales and               Sales and
            Distribution                  Distribution            Distribution
  State     Facilities       State        Facilities     State    Facilities
  -----     ----------       -----        ----------     -----    ----------

Michigan         30        Pennsylvania         6     Alabama           3
Wisconsin        14        New York             3     Kentucky          3
Indiana          11        Maine                2     Texas             2
Ohio              5        New Hampshire        2     Florida           2
Illinois          4        Connecticut          1     Mississippi       2
Colorado          3        New Jersey           1     North Carolina    2
                ---
                           Massachusetts        1     Georgia           1
                           Maryland             1     Louisiana         1
                                              ---     Tennessee         1
                                                                      ---
        Total   67                  Total      17              Total   17
                ==                             ==                      ==

   FACILITIES OPENED, CLOSED AND CONSOLIDATED

   During the first quarter of 1998, as part of the 1998 Plan, Wickes closed or consolidated eight building centers and two component manufacturing facilities and sold two other building centers, all in Conventional Markets. For a further description of the 1998 Plan see "Business Strategy." In 1998, Wickes also opened two new component manufacturing facilities at existing sales and distribution sites, and purchased a third component manufacturing facility in Indianapolis, Indiana. In January 1999 Wickes purchased the assets of a component manufacturing facility located in Cookeville, Tennessee, and in March 1999 Wickes entered into an agreement to acquire a component manufacturing facility located in Bear, Delaware.

   The  following  table   reconciles  the  number  of  sales  and  distribution
facilities and component manufacturing facilities operated by Wickes at December 31, 1994, December 30, 1995, December 28, 1996, December 27, 1997, December 26,1998 and March 15, 1999.
                                           Sales and        Component
                                         Distribution     Manufacturing
                                          Facilities        Facilities
As of December 31, 1994                       130               10
   Acquisitions                                 5                2
   Expansion                                    2               --
   Closings                                   (10)              --
   Consolidations                             (17)              (1)
                                            -----            -----
As of December 30, 1995                       110               11

   Expansion                                   --                1
   Consolidations                              (2)              --
                                            -----            -----
As of December 28, 1996                       108               12

   Expansion                                    6                1
   Closings                                    (2)              --
   Consolidations                              (1)              (2)
                                            -----            -----
As of December 27, 1997                       111               11

   Expansion                                   --                2
   Acquisition                                 --                1
   Sold                                        (2)              --
   Closings                                    (7)              (2)
   Consolidations                              (1)              --
                                             -----           -----
As of December 26, 1998                       101               12

   Acquisition                                 --                1
                                            -----            -----
As of March 15, 1999                          101               13
                                            =====            =====

CUSTOMERS

   Wickes has a broad base of customers, with no single customer accounting for more than 1.0% of net sales in 1998. In 1998, 89% (compared with 87% in 1997) of Wickes' sales were on trade credit, with the remaining 11% as cash and credit card transactions.

   HOME BUILDERS

   Wickes' primary customers are single-family home builders. In 1998, all home builder customers accounted for 61% of Wickes' sales, compared with 57% in 1997. The majority of Wickes' sales to these customers are of high-volume commodity items, such as lumber, building materials, and manufactured housing components. Wickes will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

   COMMERCIAL / MULTI-FAMILY CONTRACTORS

   Wickes Direct and Wickes International concentrate on sales to commercial contractors (primarily those engaged in constructing motels, restaurants, nursing homes, extended stay facilities, and similar projects) and multi-family residential contractors. Sales to these customers are made on a direct ship basis as well as through Wickes' sales and distribution facilities. In 1998, sales to these customers accounted for more than 17% of Wickes' sales, compared with 18% in 1997. As part of the 1998 Plan, Wickes has integrated the Wickes Direct domestic program more closely with its other operations.

   REPAIR & REMODELERS

   In 1998, R&R customers accounted for approximately 10% of Wickes' sales, compared with 12% in 1997. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some R&R contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. Wickes offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

   DIYERS

   Sales to DIYers (both project and convenience) represented about 12% of Wickes' sales in 1998, compared with 13% in 1997. The percentage of sales to DIYers varies widely from one sales and distribution facility to another, based primarily on the degree of local competition from warehouse and home center retailers. Wickes' sales and distribution facilities do not have the large showrooms or broad product assortments of the major warehouse or home center retailers. For small purchases, the showrooms serve as a convenience rather than a destination store. Consequently, Wickes' focus on consumer business is toward project DIYers -- customers who are involved in major projects such as building decks or storage buildings or remodeling kitchens or baths.

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

   For a description of the programs designed for and the emphasis being applied to professional customers in Major Markets, see " Business Strategy - Major Markets."

   In both Conventional and Major Markets, Wickes' primary link to the building professional market is its experienced sales staff. Wickes' approximately 390 outside sales representatives ("OSR's") are commissioned sales persons who work with professional customers on an on-going basis at the contractors' job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. Wickes has equipped most of its sales and distribution facilities with a computerized system which significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the sales representative to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of Wickes' marketing strategy and distinguishes Wickes from many of its competitors.

   Wickes  currently  employs  128  specialty   salespeople  in  its  sales  and
distribution facilities who provide expert advice to customers in project design, product selection and applications. A staff of 43 trained R&R sales specialists offer special services to R&R contractors equivalent to that accorded home builders. In many of its sales and distribution facilities, Wickes maintains separate R&R offices. Wickes currently has kitchen and bath departments in most of its sales and distribution facilities and has a staff of 76 kitchen and bath specialists. Wickes also employs 9 specialists in other departments.

   Wickes extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 89% of Wickes' sales during 1998 were on credit, with the remaining 11% consisting of cash or credit card sales, including approximately 0.6% of sales on Wickes' private label credit card. Overall credit policy is established at the corporate level, with each sales and distribution facility manager and a district credit manager responsible for the administration and collection of accounts. The accounts are generally not collateralized, except to the extent Wickes is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts. Wickes' credit practices have resulted in a bad debt expense of .3% of total credit sales in 1998, compared with .2% in 1997, and .1% in 1996.

   Wickes owns and leases a fleet of 776 delivery vehicles as of February 28, 1999, to provide job-site deliveries of building materials scheduled to coordinate with project progress, including 84 specialized delivery trucks equipped for roof-top or second story delivery, 91 specialized millwork delivery vehicles, 41 vehicles designed for installation of blown insulation, and 22 vehicles equipped with truck mounted forklifts. Wickes will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

   Over the past several years, Wickes has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans more efficiently.

   In 1997, Wickes began an equipment rental program at 25 of its sales and distribution facilities. Under this program, Wickes rents specialized, professional quality tools and equipment to customers in need of equipment for unique or short term projects.

   In 1997, Wickes also began its installed insulation program. Through the use of specialized equipment and vehicles and its specially trained installation crews, Wickes installs blown and batt insulation in new or existing construction. There are currently 40 sales and distribution facilities that offer this service.

   Wickes' internet site on the world wide web provides information about Wickes' services and products, facilitates doing business with customers, allows customers to look up their own transactional information, and features extensive links to suppliers and other industry references. Wickes' home page can be found at the internet address: http://www.wickes.com.

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

   Wickes' showrooms generally feature product presentations such as kitchen and bath and door and window displays. The showrooms are regularly re-merchandised to reflect product trends, service improvements and market requirements. During 1997, Wickes made significant investments to improve the appearance and merchandising of 19 of its sales and distribution facilities' showrooms. During 1998 Wickes did not initiate any additional Resets, as it evaluated the large number completed during 1997. For those centers that completed Resets during 1997, Wickes has experienced sales increases of approximately 20% in the 12-month period following completion of the Reset. Additional showroom improvements are contemplated for 1999 and future years.

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

PRODUCTS

   Wickes stocks a wide variety of building products, totaling approximately 63,000 SKUs Company-wide, to provide its customers with the quality products needed to build, remodel and repair residential and commercial properties. Each of Wickes' sales and distribution facilities tailors its product mix to meet the demands of its local market. Approximately 5,200 SKUs are typically stocked in a particular sales and distribution facility.

   Wickes categorizes its products into four groups: Commodity Wood Products -- lumber, plywood, treated lumber, sheathing, wood siding and specialty lumber; Building Products -- roofing, vinyl siding, doors, windows, mouldings, drywall and insulation; Hardlines -- hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings; and Manufactured Housing Components -- roof and floor trusses, and interior and exterior wall panels. Commodity Wood Products, Building Products, Hardlines, and Manufactured Housing Components represented 44%, 36%, 10% and 10% of Wickes' sales for 1998 and 45%, 35%, 11% and 9%, respectively, of sales for 1997.

   In addition to stock items, Wickes also fills special orders, either from its own manufacturing facilities or through outside suppliers. Wickes believes that these special order services are extremely important to its customers, particularly the building professional. In 1998, approximately 32% of Wickes' sales were of special order items, compared with 31% in 1997.

MANUFACTURING

   Wickes owns and operates 13 component manufacturing facilities that supply Wickes' sales and distribution facilities with higher-margin, value-added products such as pre-hung doors, framed wall panels, and roof and floor trusses. In addition to these facilities, eight of Wickes' sales and distribution facilities, to a lesser extent, perform some manufacturing. These manufacturing operations enable Wickes to serve the needs of its professional customers for such quality, custom-made products. In 1998 Wickes' door manufacturing operations supplied approximately 32% of the pre-hung interior doors and 45% of the exterior doors sold by Wickes. The truss manufacturing operations supplied approximately 36% of the total roof and floor truss systems and 71% of the total wall panel systems sold by Wickes in 1998. Wickes believes that these preassembled products improve customer service and provide an attractive alternative to job-site construction. Wickes has also entered into an arrangement with a manufacturer that primarily serves Wickes. As resources permit Wickes plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its sales and distribution facilities with these products.

SUPPLIERS AND PURCHASING

   Wickes purchases its products from numerous vendors. The great majority of commodity items are purchased directly from manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. No single vendor accounted for 5% of Wickes' purchases in 1998, and Wickes is not dependent upon any single vendor for any material product. Wickes believes that alternative sources of supply are readily available for substantially all of the products it offers.

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

   Wickes has active rail sidings at 59 of its sales and distribution and manufacturing facilities enabling suppliers to ship products purchased by Wickes directly to these facilities by rail. Wickes also utilizes two distribution centers owned by third parties, located in Chicago, Illinois and Allentown, Pennsylvania, through which approximately 4% of Wickes' wood products inventory is delivered.

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

ENVIRONMENTAL AND PRODUCT LIABILITY MATTERS

   Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to Wickes located on facilities owned or operated by Wickes have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years.

   Wickes has been identified as a potential responsible party in two Superfund landfill clean up sites. Based on the amounts claimed and Wickes' prior experience, it is expected that Wickes' liability in these two matters will be less than $100,000.

     For  information   concerning   certain  litigation   concerning   products
containing asbestos or silica dust, see "Item 3. Legal Proceedings."

   Wickes has reserved $152,000 towards the cost of these and other environmental and product liability matters. Although Wickes has not expended material amounts in the past ten years with respect to the foregoing, and expenditures in the most recent four years have been significantly reduced, there can be no assurances that these matters will not give rise to additional compliance and other costs that could have a material adverse effect on Wickes. Certain of Wickes' statements concerning environmental and product liability matters constitute Forward-Looking Statements. See "Item 3. Legal Proceedings" for a description of certain factors that may affect the outcome of these matters.

TRADEMARKS AND PATENTS

   Wickes  has  no  material  patents,  trademarks,   licenses,  franchises,  or
concessions other than the name "Wickes Lumber" and the "Flying W" trademark.

                               OTHER OPERATIONS

INVESTMENT IN GREENLEAF

     As of  September  30,  1998,  the Company  entered  into and  completed  an agreement with Greenleaf Technologies Corporation ("Greenleaf"), based in Iselin, New Jersey, whereby the Company has acquired common shares of Greenleaf in exchange for 100% of the common stock of the Company's wholly owned subsidiary, GameVerse, Inc. ("GameVerse"). As a result of the transaction, as of March 15, 1999, the Company owns 14,687,585 shares, or approximately forty percent of Greenleaf's outstanding common shares. The Company also received and owns two five year options to acquire additional newly-issued shares of Greenleaf's common stock, as follows: (1) 5,733,333 shares at an average exercise price of $.25 per share; and (2) 1,581,249 shares at an exercise price of $.15 per share. In accordance with the Accounting Principles Board Opinion Number 29: Accounting for Nonmonetary Transactions, the Company has recorded its investment in Greenleaf at zero. The calculated market value of the Company's investment in Greenleaf at the time of the transaction was approximately $6.7 million based on Greenleaf's stock price of $.46 per share on the Over-the-Counter Bulletin Board. As of March 19, 1999, the calculated market value of the Company's investment in Greenleaf was approximately $19,270,000 million based on Greenleaf's stock price of $1.312 per share on the Over-the-Counter Bulletin Board. The calculated value has been determined by multiplying 14,687,585 shares owned by the Company by the stock price listed on the Over-the-Counter Bulletin Board on the respective date. Greenleaf stock is thinly traded with an average weekly volume of 23,000 shares to 151,000 shares. The Company has not determined a valuation of its investment in Greenleaf under a block sale scenario, nor can the Company estimate how many shares and at what market price per share could be sold over any specified period of time without adversely affecting market price.

     For information concerning discussions between the Company and Greenleaf concerning the possible adjustment of the merger consideration to reduce the Company's percentage of ownership of Greenleaf, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

REAL ESTATE OPERATIONS

   As of December 31, 1998, Riverside's investment in real estate includes $9,250,000 of land held for sale, $373,000 of commercial rental property, and $44,000 of investments in real estate joint ventures.

   LAND HELD FOR SALE

   Included in the investment in land held for sale are approximately 138 acres of land located within Highlands Park in Smyrna, Georgia, and 9 acres of land located within Belfort Park in Jacksonville, Florida, referred to as "Highlands" and "Belfort", respectively.

     HIGHLANDS. Highlands originally consisted of 1,000 acres and has been an active development since 1983 with approximately 767 acres being sold over the last 12 years. Highlands is a planned industrial development just outside of Atlanta, Georgia. The land is subdivided into numerous parcels planned for commercial, office and light industrial use. In its current state, the property has road frontage and access to County water, sewer, electrical, gas and telephone. In addition, many of the properties have been graded. During 1998, Riverside completed the sale of 61 acres for approximately $3.5 million.

   BELFORT. Belfort originally consisted of approximately 28 acres of vacant and unimproved commercial land, with 21.17 acres being sold over the last two years. All 6.83 remaining acres are designated for office use. During 1998, Riverside completed the sale of 12 acres designed for office use for approximately $2.9 million.

                                   EMPLOYEES

   As of March 15, 1999, Riverside had 62 full-time employees. As of February 28, 1999, Wickes had approximately 3,795 employees, of whom 3,292 were employed on a full-time basis. The Company believes that it has maintained favorable relations with its employees. None of Riverside's or Wickes' employees are represented by a union or covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

   Riverside's executive offices are in leased space in Jacksonville, Florida.

   Wickes' 101 sales and distribution facilities are located in 23 states, with 67 in the Midwest, 17 in the Northeast and 17 in the South. See "Item 1. Business - Markets." Wickes believes that its facilities generally are in good condition and will meet Wickes' needs in the foreseeable future.

   Wickes' Conventional Market building centers generally consist of a showroom averaging 9,600 square feet and covered storage averaging 38,500 square feet. Wickes' sales and distribution facilities located in Major Markets tend to be more specialized. Wickes upgraded or Reset 19 of its showrooms in 1997 and 1998. Wickes' sales and distribution facilities are situated on properties ranging from 1.0 to 28.2 acres and averaging 9.4 acres. Wickes also operates 13 component manufacturing facilities, which have an average of 36,400 square feet under roof on 6.3 acres.

   Wickes owns 84 of its sales and distribution facilities and 82 of the sites on which such facilities are located. The remaining 17 sales and distribution facilities and 19 sites are leased. As of December 26, 1998, Wickes also held for sale the assets of ten closed facilities with an aggregate book value of $3.7 million. In addition to its sales and distribution facilities, Wickes operates 13 component manufacturing plants. Six of these plants are located on sales and distribution facility sites. Of the remaining seven plants, four are on owned sites and three are on leased properties.

   Wickes also owns or leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of Wickes' products. As of February 28, 1999, the fleet included approximately 156 heavy duty trucks, 84 of which provide roof-top or second story delivery and 22 other vehicles equipped with truck mounted forklifts, 478 medium duty trucks, 523 light duty trucks and automobiles, 574 forklifts, 91 specialized millwork delivery vehicles, and 41 vehicles equipped to install blown insulation.

   Wickes leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.

ITEM 3.  LEGAL PROCEEDINGS.

     On November 3, 1995, a complaint styled Wolfson v. Riverside  Group,  Inc.,
                                             -----------------------------------
et al., was filed  against  Wickes,  its Directors and Riverside in the Court of
------
Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale in 1995 by Wickes of 2 million newly issued shares of its common stock to Riverside was unfair and constituted a waste of Wickes' assets and that Wickes and Riverside breached their fiduciary duties in their approval of this transaction. The amended complaint, among other things, seeks on behalf of a purported class of Wickes' shareholders to enjoin, or to obtain unspecified damages with respect to, the transaction. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein. There was no activity in this suit in 1998.

   Wickes has been identified as a potential responsible party in two Superfund landfill clean up sites. In Browning-Ferris Industries, et al. v. Richard Ter
                              --------------------------------------------------
Maat, et al. v. Wickes Lumber Company,  et al., Case No. 92 C 22059 filed in the
--------------------------------------------------------------------
United States District Court for the Northern District of Illinois, Wickes has been named as a potentially responsible party for cleanup of the MIG-DeWanne Landfill located in Boone County, Illinois. Wickes has also received notification from the United States Environmental Protection Agency regarding cleanup of the Adams/Quincy Landfills #2 & 3 located in Quincy, Illinois. Based on the amounts claimed and Wickes' prior experience, it is expected that Wickes' liability in these two matters will be less than $100,000.

   Wickes is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which Wickes has no connection other than as a customer. Librado Amador, et al.
                                                          ----------------------
v. Alamo Concrete  Products  Limited,  Wickes Lumber  Company,  et al., Case No.
--------------------------------------------------------------------------------
16696, was filed in the 229th Judicial District Court of Duval County, Texas.
-----
Javier Benavides, et al. v. Magic Valley Concrete,  Inc., Wickes Lumber Company,
--------------------------------------------------------------------------------
et al.,  Case No.  DC-96-89 was filed in the 229th  Judicial  District  Court of
---------------------------
Starr County, Texas. Wickes has entered into a cost sharing agreement with its insurers, and any liability is expected to be minimal.

   Wickes is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. Since 1993, Wickes has settled 16 similar actions for insignificant amounts, and another 186 of these actions have been dismissed.

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

      None

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's common stock trades over-the-counter and is quoted on the NASDAQ SmallCap Stock Market under the trading symbol "RSGI." Prior to July 28, 1997, the Company's common stock was traded on the NASDAQ National Stock Market. As of March 25, 1999, there were 5,287,123 shares outstanding held by approximately 1,691 shareholders of record.

      In 1998, the Company was notified by NASD that it was not in compliance with the new Net Tangible Asset requirement and was scheduled for delisting from the NASDAQ SmallCap Stock Market. In August of 1998, the Company was granted a temporary exception from the requirement until September of 1998. During the duration of the exception, the Company was listed by NASDAQ under the symbol "RSGIC". In 1998, the Company presented to the NASDAQ Listing Qualifications Panel, a definitive plan which showed it able to comply with the net tangible asset requirement of NASDAQ SmallCap Stock Market over the long term. As a result, the Panel determined to continue the listing of the Company's securities on NASDAQ SmallCap Stock Market subject to various conditions. The Company currently anticipates that it will not be able to continue to meet NASDAQ's listing requirements and that delisting is therefore possible. Should the Company not be able to meet the various requirements, the Company anticipates, but can give no assurances, that quotations would be available on the NASD's electronic OTC Bulletin Board.

      The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's common stock as reported on NASDAQ SmallCap Stock Market (or, for periods prior to July 28, 1997, NASDAQ National Market System). Prices do not include retail markups, markdowns or commissions.

                                                 High         Low
                                                 ----         ----
      Calendar Quarter
      1997:
      First Quarter............................. $3.25        $1.75
      Second Quarter............................  2.87         1.87
      Third Quarter.............................  3.00         1.75
      Fourth Quarter............................  2.25         1.00
      1998:
      First Quarter............................. $2.44        $1.25
      Second Quarter............................  5.00         1.50
      Third Quarter.............................  4.00         1.06
      Fourth Quarter............................  2.50         1.25

       The Company did not pay any cash dividends on its common stock during the last two fiscal years and does not anticipate payment of such dividends for the foreseeable future. Payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and is dependent upon the Company's overall financial condition, capital requirements, compliance with contractual requirements, earnings, and such other factors as the Board of Directors may deem relevant. In addition, the terms of the Company's $1,000,000 loan from Imagine Investments Inc. prohibit the payment of cash dividends while this loan remains outstanding. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. Selected Financial Data.

       The following summary of certain consolidated financial data of the company is derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with these financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                             Years Ended December 31.
                                                                      -----------------------------------

                                                                      (in thousands, except per share data)
                                                          --------------------------------------------------------------

                                                    1998             1997               1996               1995              1994
                                                    ----             ----               ----               ----              ----

Sales and service revenues (1)                   $ 667,704       $  884,082         $  467,254         $       --        $      --
Insurance premiums and annuity
  considerations (2)                                    --               --              3,224              8,298           18,657
Net investment income(2)                               (32)             (31)             6,325             14,492           17,523
Net realized investment gains (losses)                (499)             897              1,672               (234)            (182)
Other operating income                               5,591           11,297              4,837              1,513            1,512
                                                 ---------       ----------          ---------         ----------        ---------
Total revenues (1)                                 672,764          896,245            483,312             24,069           35,998

Equity in earnings (losses) of
   Wickes Inc. (1)                                    (208)              --             (1,714)            (5,849)           8,274
Minority interest (1)                                  521              703             (2,318)                --               --
Reorganization of life insurance
     subsidiaries (2)                                   --               --                 --             (9,062)              --

Earnings (loss) from continuing operations
    before cumulative effect of change in
    accounting principles (3)                      (12,307)          (5,821)               618            (17,845)           8,850
Loss from discontinued operations                       --             (388)            (1,024)            (1,086)          (4,405)
Gain on disposal of discontinued operations             --               --                 --              2,731               --

                                                 ---------       ----------          ----------         ---------        ---------
     Net earnings (loss)                         $ (12,307)      $   (6,209)         $    (406)         $ (16,200)       $   4,445
                                                 ---------       ----------          ---------          ---------        ---------

Earnings (loss) per common share, after
 deducting  preferred stock dividends and
    accretion:
Earnings (loss) from continuing operations
    before  cumulative effect of change in
    accounting principles                            (2.33)           (1.12)              0.12              (3.38)            1.61
Loss from discontinued operations                     0.00            (0.07)             (0.20)             (0.21)           (0.82)
Gain on disposal of discontinued operations             --               --                 --               0.52               --

                                                 ---------       ----------          ---------          ---------        ---------
     Basic diluted earnings (loss) per share         (2.33)           (1.19)             (0.08)             (3.07)            0.79
                                                 ---------       ----------          ---------          ---------        ----------


Balance Sheet data (at period end):
  Total investments (2)                          $  24,662        $  14,329          $  22,199          $ 233,441        $ 258,971
  Total assets (1)(2)                               26,402          313,905            309,814            300,725          353,370
  Total debt and redeemable preferred
  stock                                             22,116          219,426            204,511             31,215           45,198
  Total common stockholders' equity              $   2,368        $  14,620          $  20,775          $  26,056        $  29,103
  Common shares outstanding                      5,287,123        5,287,123          5,296,123          5,311,123        5,465,781


Book value per common share                      $    0.45       $     2.77          $    3.92          $    4.91        $    5.32
Cash dividend declared per common share          $      --       $       --          $    0.10          $      --        $      --

====================================================================================================================================

(1) WICKES' OPERATIONS ARE CONSOLIDATED WITH THOSE OF THE COMPANY AND ITS SUBSIDIARIES FOR THE FIRST THROUGH THE THIRD QUARTER OF 1998, ALL OF 1997, AND THE THIRD AND FOURTH QUARTERS OF 1996. THE COMPANY ACCOUNTED FOR ITS INVESTMENT IN WICKES' UNDER THE EQUITY METHOD FOR THE FOURTH QUARTER OF 1998 AND THE FIRST AND SECOND QUARTERS OF 1996.

(2) AT THE END OF 1994, RIVERSIDE DISPOSED OF CERTAIN OF ITS LIFE INSURANCE OPERATIONS. IN JUNE 1996, RIVERSIDE MERGED ITS REMAINING LIFE INSURANCE OPERATIONS WITH THOSE OF A THIRD PARTY; THEREAFTER, RIVERSIDE ACCOUNTED FOR ITS INVESTMENT IN THIS THIRD PARTY ON THE EQUITY METHOD THROUGH DECEMBER 30, 1997.

(3) IN 1998, THE COMPANY RECORDED $3.3 MILLION IN DEFERRED INCOME TAX EXPENSE. THIS INCREASED THE VALUATION ALLOWANCE AGAINST ITS DEFERRED TAX ASSET TO 100%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes contained elsewhere herein. Since the operations of Wickes are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998, all of 1997, and the third and fourth quarter of 1996, and accounted for on the equity method for the fourth quarter of 1998, and the first and second quarter of 1997, comparisons between periods may not be meaningful in certain respects.

     FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The discussion below of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information within the meaning of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's success in obtaining of venture capital financing for Buildscape, (ii) the outcome of the Company's discussions with the holders of the Company's 13% Subordinated Notes due September 1999 ("the 13% Notes"),(iii) the success of and level of negative cash flow generated by the Parent Company's Internet, e-commerce and advertising operations, (iv) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (v) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of the Parent Company's internet, e-commerce and advertising operations, (vi) the ability of the Company to raise funds through sales of Wickes common stock and Greenleaf securities, (vii) the outcome of the Company's discussions with Greenleaf, and (viii) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia and Jacksonville, Florida. In addition to the factors described above, the Company's ability to sell Wickes common stock or Greenleaf securities would depend upon, among other things, the trading prices for these securities, and, in light of the relatively low trading volume for these securities, possibly the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.

                             RESULTS OF OPERATIONS

      The Company reported results of operations for the years ended December 31, 1998, 1997 and 1996 as follows (in thousands):

                                                   1998       1997       1996
                                                   ----       ----       ----

Equity in losses of Wickes(1)                    $   (88)  $    --    $(1,714)

Earnings(loss)before income taxes, minority interest, equity in related parties, loss on life insurance reorganization,
  and discontinued operations(2)(3)               (9,012)   (4,062)     6,223

Earnings(loss)before discontinued operations(4)  (12,307)   (5,821)       618

Loss from discontinued operations                     --      (388)    (1,024)
                                                 -------   -------    -------

Net loss                                        $(12,307)  $(6,209)    $ (406)
                                                ========   =======     =======



(1) WICKES' OPERATIONS ARE CONSOLIDATED WITH THOSE OF THE COMPANY AND ITS SUBSIDIARIES FOR THE FIRST THROUGH THE THIRD QUARTER OF 1998, ALL OF 1997, AND THE THIRD AND FOURTH QUARTERS OF 1996. THE COMPANY ACCOUNTED FOR ITS INVESTMENT IN WICKES UNDER THE EQUITY METHOD FOR THE FOURTH QUARTER OF 1998 AND THE FIRST AND SECOND QUARTERS OF 1996.

(2) INCLUDES NET REALIZED INVESTMENT GAINS(LOSSES) OF $(499,000), $897,000,AND $1,672,000, IN 1998, 1997 AND 1996, RESPECTIVELY. 1998 INCLUDES LOSSES OF $1,202,000 RELATED TO THE SALES OF THE COMPANY'S COMMON STOCK IN WICKES 1998 ALSO INCLUDES A RESERVE FOR LOSSES OF $635,000 FOR SALES OF THE COMPANY'S COMMON STOCK OF WICKES IN 1999.

(3) IN 1998 AND 1996, THE COMPANY RECORDED CHARGES OF $5.9 MILLION AND $0.7 MILLION, RESPECTIVELY, FOR RESTRUCTURING AND UNUSUAL ITEMS FOR WICKES. IN 1997 THE COMPANY RECORDED A BENEFIT OF $0.6 MILLION FOR RESTRUCTURING AND UNUSUAL ITEMS FOR WICKES.

(4) IN 1998, THE COMPANY RECORDED $3.3 MILLION IN DEFERRED INCOME TAX EXPENSE. THIS INCREASED THE VALUATION ALLOWANCE AGAINST ITS DEFERRED TAX ASSET TO 100%.

                          E-COMMERCE AND ADVERTISING

      The following table sets forth information concerning the results of Buildscape for 1998 and 1997, respectively (in thousands):

                                         1998           1997
                                         ----           ----

Sales                               $      30       $     --
Cost of sales                              14             --
                                     --------       --------
  Net profit                               16             --

Selling, general and administrative     4,552            668
Depreciation and amortization              53             --
Interest expense                           85             --
                                     --------       --------
  Total expenses                        4,690            668

  Net loss                          $  (4,674)      $   (668)
                                    =========       ========

      The 1997 expenses were incurred in the third and fourth quarters of 1997, as a result comparisons between years are not meaningful.

      Buildscape did not actively start selling its products and services until late in the fourth quarter of 1998. As of December 31, 1998, Buildscape sold $120,000 of advertising revenue, of which $30,000 was recognized as earned in 1998 and $90,000 was deferred and will be recognized as income in 1999. In addition, through March 25,1999, Buildscape sold $136,000 of advertising revenue which will be recognized as income in 1999 and the first quarter of 2000.

     In 1998 these operations were in the start-up phase and did not generate significant revenues. Currently the Company is seeking venture captial to fund these operations. Management intends to monitor carefully the progress of these operations and may expand or curtail any or all of them, depending upon the outcome of negotiations with potential investors and the operating results achieved. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

                          WEB DESIGN/INTERNET ACCESS

      The following table sets forth information concerning the results of Cybermax for the year ending 1998 (in thousands):

                                             1998
                                             ----

      Sales                              $    486
      Cost of sales                           182
                                           ------
        Net profit                            304

      Selling, general and administrative    (333)
      Depreciation and amortization            50
      Interest expense                          6
        Total expenses                       (277)
                                           ------

        Net earnings                        $ 581
                                           ======

      Web Design services contributed approximately 44% of Cybermax's sales in 1998, and Internet access operations including network support and other miscellaneous services provided as part of the Internet access operations contributed 55% of Cybermax sales in 1998.

      During 1998, the Company's technical and sales staff were part of the Cybermax operations. Their services were allocated primarily to the start up operations of Buildscape, as a result Cybermax charged Buildscape for these services. This reimbursement is included in selling, general and administration.

     Management intends to monitor carefully the progress of these operations and may expand or curtail any or all of them, depending upon the outcome of negotiations with potential investors and the operating results achieved (see
Note 11 of Notes to Consolidated Financial Statements).

                                    WICKES

     For the first nine months of 1998, the Company consolidated its operations with those of Wickes. During the first nine months of 1998, losses attributable to Wickes were $2,007,000. Included in this amount is $588,000 of operating loss, goodwill amortization of $296,000, and $1,123,000 of interest expense allocated from Riverside on its 13% Notes. During the fourth quarter of 1998, losses attributable to Wickes were approximately $2,006,000. This amount includes $209,000 of equity in Wickes earnings, $379,000 of interest expense allocated from Riverside on its 13% Notes and losses of $1,837,000 incurred from the sale of Wickes common stock.

     The Company estimates that, after inter-company eliminations, net of goodwill amortization of approximately $534,000 and net of interest expense allocated from Riverside on its 13% Notes of $1,123,000, Wickes contributed losses of $2,770,000 to the Company's results of operations in 1997. For the first six months of 1996, losses attributable to Wickes were $2,434,000. Included in these losses were $1,714,000 of equity in Wickes losses and $720,000 of interest expense allocated from Riverside on its 13% Notes. During the second half of 1996, the Company consolidated Wickes' results of operations with those of the Company's other operations. The Company estimates that, after inter-company eliminations, net of goodwill amortization of approximately $202,000 and net of interest expense allocated from Riverside of $728,000, Wickes contributed earnings of $1,554,000 to the Company's results of operations during the second half of 1996.

      THE FOLLOWING DISCUSSIONS OF WICKES FULL YEAR OPERATIONS FOR 1998, 1997 AND 1996 WAS OBTAINED FROM THE WICKES FORM 10-K.

   The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                                      Years Ended
                                                      -----------

                                          Dec. 28,    Dec. 27,    Dec. 28,
                                             1998        1997        1996
                                             ----        ----        ----

      Net sales                             100.0%      100.0%      100.0%
      Gross profit                           23.8        23.0        22.3
      Selling, general and administrative
        expense                              20.5        21.0        19.1
      Depreciation, goodwill and trademark
        amortization                           .6          .6          .6
      Provision for doubtful accounts          .3          .2          .1

      Restructuring and unusual items          .7       (.1)           .1
      Other operating income                  (.7)     (1.2)          (.8)
      Income from operations                  2.4       2.5           3.2

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

   Wickes' first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. Record setting snow falls throughout the Midwest and Northeast in January of 1996, adversely affected construction activity in the first quarter of 1996. Weather conditions in 1997 were relatively normal throughout the year. During the first quarter of 1998, Wickes experienced mild winter weather conditions in Wickes' Midwest region, which was partially offset by increased precipitation in the Northeast and South. Unseasonably warm weather during December of 1998 was followed by excessive snow falls in the Midwest in January of 1999.

   The following table contains selected unaudited quarterly financial data for the years ended December 26, 1998, December 27, 1997, and December 28, 1996. Quarterly earnings/(loss) per share may not total to year end earnings/(loss) per share due to the issuance of additional shares of Common Stock during the course of the year.

                           QUARTERLY FINANCIAL DATA
                              THREE MONTHS ENDED
             (in millions, except per share data and percentages)


                                                                   Basic and Diluted
                              Net Sales as a                          Net Earnings
                               % of Annual    Gross    Net Income      /(Loss) per
                  Net Sales      Net Sales    Profit     /(Loss)      Common Share
                  ---------      ---------    ------     -------      ------------
1998
   March 28         $168.8        18.5%     $41.0        $(6.8)          $(.83)
   June 27           237.1        26.1       56.1          2.8             .34
   September 26      261.1        28.7       61.0          2.8             .34
   December 26       243.3        26.7       58.2          0.7             .09

1997
   March 29         $159.3        18.0%     $36.9        $(5.2)          $(.63)
   June 28           237.3        26.9       54.3          1.3             .16
   September 27      266.3        30.1       60.3          1.8             .22
   December 27       221.1        25.0       51.5          0.5             .06

1996
   March 30         $152.5        18.0%     $34.9        $(6.2)         $(1.00)





   June 29           228.8        27.0       51.2          1.9             .29
   September 28      255.6        30.1       55.5          2.8             .35
   December 28       211.7        24.9       47.9          2.0             .24


   In 1998 and 1996 Wickes recorded charges of $5.9 million and $0.7 million, respectively, for restructuring and unusual items. In 1997 Wickes recorded a benefit of $0.6 million for restructuring and unusual items. For additional information on the restructuring and unusual items charge see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein. In addition, in 1996 Wickes received insurance premium adjustments from a former insurance carrier in the amount of $2.2 million and reversed an accrual of $1.5 million for other disputed insurance premiums with this carrier. Accordingly selling, general and administrative expenses were reduced by $1.0 million during the first three quarters of 1996 and by $2.7 million in the fourth quarter of 1996. In the fourth quarter of 1997, Wickes recorded a gain of $4.5 million on the sale of six pieces of real estate. In the fourth quarters of 1998 and 1996, only two and three pieces of real estate were sold for gains of $0.4 million and $0.6 million, respectively. Gains or losses on the sale of real estate are recorded under other operating income.

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

   This Item 7 contains statements which, to the extent that they are not recitations of historical fact, constitute Forward Looking Statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. A number of important factors could cause Wickes' business and financial results and financial condition to be materially different from those stated in the Forward Looking Statements. Those factors include but are not limited to the seasonal and cyclical factors discussed above in this Item 7 and elsewhere in this report, the effects of Wickes' substantial leverage and competition, the success of Wickes' operational efforts, and the matters discussed in Note 8 of the Notes to Consolidated Financial Statement included elsewhere herein.

1998 COMPARED WITH 1997

   NET SALES

   Net sales for 1998 increased $26.2 million, or 3.0%, to $910.3 million from $884.1 million in 1997. Sales for all facilities operated throughout both years ("same store") increased 9.0%. During 1998, Wickes experienced a 16.2% increase in same store sales to its primary customer segment, the professional home builder, and a 1.2% increase in same store sales to commercial builders. Consumer sales declined 3.5% on a same store basis.

   Total housing starts in the United States increased 9.6% in 1998, and starts in Wickes' primary geographical market, the Midwest, increased approximately 9.2%. Wickes' two other geographical markets, the Northeast and South, experienced increases of 8.6% and 10.5%, respectively. Nationally, single family housing starts, which generate the majority of Wickes' sales to building professionals, experienced an increase of 12.0% in 1998, from 1.13 million starts in 1997 to 1.27 million starts in 1998.

   Wickes has experienced significant sales increases (averaging in excess of 20%) in its target major markets and at sales and distribution facilities that completed showroom resets in 1997 and 1998.

   During the first quarter, Wickes experienced a sales benefit as a result of mild winter weather conditions in Wickes' Midwest region. This was partially offset by increased precipitation in the Northeast and South, during the same period. Wickes, as a whole, benefited from unseasonably warm weather during December of 1998. Weather conditions during 1997 were closer to seasonal averages.

   Wickes estimates that deflation in lumber prices negatively affected 1998 sales by approximately $28.6 million, when compared with lumber prices during 1997.

   As a result of the 1998 Plan, Wickes operated ten fewer sales and distribution facilities at the end of 1998 than it operated at the end of 1997. The ten sales and distribution facilities that were closed, sold, or consolidated, as a result of the 1998 Plan, contributed an aggregate of $4.0 million to 1998 sales and $46.5 million to 1997 sales. See " Item 1. Business Business Strategy".

   GROSS PROFIT

   Gross profit increased $13.3 million to 23.8% of net sales for 1998 compared with 23.0% of net sales for 1997. The increase in gross profit is primarily due to increased sales, improved product costs and increased margins on internally manufactured products.

   The increase in gross profit as a percent of sales is primarily attributable to improved margins on internally manufactured products, improved product costs and improved margins on installed sales. These improvements were partially offset by the effects of lumber deflation and a continued increase in the percent of sales attributable to professional builders. Wickes estimates that lumber deflation in 1998, when compared with 1997 price levels, reduced gross profit by approximately $5.5 million. The percent of Company sales attributable to professional builders increased to 87.9% for 1998 compared with 86.5% in 1997. Wickes anticipates that its continued focus on the professional builder will create additional pressure on gross profit margins.

   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

   In 1998, selling, general, and administrative expense ("SG&A") decreased as a percent of net sales to 20.5% compared with 21.0% of net sales in 1997. Much of this reduction is attributable to expense reductions as a result of Wickes' 1998 Plan and the completion of most of Wickes' remerchandising programs during or prior to the end of the second quarter of 1998.

   In the first quarter of 1998, Wickes closed eight under performing building centers, two component manufacturing facilities and sold its two sales and distribution facilities in Iowa. For further information, including the charge taken by Wickes in the first quarter of 1998, see "Restructuring and Unusual Items" and Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein.

   Wickes experienced decreases from 1997 to 1998, as a percent of sales, in maintenance, travel, professional fees, marketing, and general office expenses which were partially offset by increased real estate rent and salaries, wages and employee benefits. Wickes experienced a slight increase in salaries, wages and employee benefits as a percent of sales by 0.2%. On a same store basis, the number of total employees at the average sales and distribution facility increased approximately 8% from 1997.

   DEPRECIATION, GOODWILL AND TRADEMARK AMORTIZATION

   Depreciation, goodwill and trademark amortization costs increased $0.4 million in 1998 compared with 1997. This increase is primarily due to depreciation on rental equipment and facilities implemented or improved as a result of Wickes' major market and remerchandising programs, partially offset by reduced depreciation on vehicles. Wickes' tool rental program was initiated during 1997 and no depreciation on rental equipment was recorded in the first half of 1997.

   PROVISION FOR DOUBTFUL ACCOUNTS

   Wickes extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Provision for doubtful accounts increased to $2.9 million or 0.3% of sales for 1998 from $1.7 million or 0.2% of sales for 1997. While Wickes did experience several large write-offs during 1998, the results were in line with its historical average of approximately 0.3% of sales.

   RESTRUCTURING AND UNUSUAL ITEMS

   During the first quarter of 1998 Wickes implemented the 1998 Plan which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, Wickes recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million charge included $4.1 million in anticipated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and post employment benefits related to the 1998 plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $4.1 million in anticipated losses includes the write-down of assets (excluding real estate), to their net realizable value, of $3.4 million and $700,000 in real estate carrying costs. The $2.1 million in severance and post employment benefits covered approximately 250 employees that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities.

   OTHER OPERATING INCOME

   Other operating income decreased to $6.8 million in 1998 from $10.7 million in 1997. The decrease is primarily the result of a decrease in gains reported on the sale of real estate of closed facilities and excess vehicles and equipment. In 1998 Wickes sold nine pieces of real estate and recorded a gain of $1.6 million, compared with a gain of $6.0 million recorded in 1997 for the sale of 12 facilities. This decrease was partially offset by approximately $1.0 million in gains as a result of the difference between insured replacement cost and book value as a result of a fire and storm damage at certain of Wickes' sales and distribution facilities during 1998.

   INTEREST EXPENSE

   Interest expense increased to $21.6 million in 1998 from $21.4 million in 1997. This increase was the result of a increase in average outstanding debt under Wickes' revolving line of credit of $9.1 million partially offset by a decrease in the overall effective borrowing rate of 38 basis points. The increase in average outstanding debt was due primarily to increases in working capital and increased investment in property, plant and equipment.

   EQUITY IN LOSS OF AFFILIATED COMPANY

   Wickes' net investment in Riverside International LLC was reduced to zero as a result of the $1.5 million loss that was recorded in 1997. Accordingly, Wickes recorded no equity in loss of affiliated company during 1998.

   PROVISION FOR INCOME TAXES

   In 1998, and 1997, Wickes recorded current income tax expense of $1.1 million and $1.1 million, respectively. Current income tax provisions for both years consist of state and local tax liabilities.

   A deferred tax benefit of $0.1 million was also recorded in 1998. This compares with a deferred tax benefit of $0.2 million in 1997. The 1998 benefit results from the loss before federal income taxes and the establishment of a deferred tax asset, in accordance with FAS 109. Management has determined (based on Wickes' positive earnings growth from 1992 through 1994 and its expectations for the future) that operating income of Wickes will more likely than not be sufficient to recognize fully these net deferred tax assets.

   NET INCOME

   Wickes recorded a net loss of $0.5 million in 1998, compared with a net loss of $1.6 million in 1997, an improvement of $1.1 million. The primary components of this improvement include an increase in gross profit of $13.3 million and a decrease in losses attributable to Riverside International LLC of $1.5 million. These improvements were partially offset by a $6.5 million increase in restructuring and unusual items expense, a reduction in other income of $3.9 million, and increases in SG&A expense of $1.5 million and provision for doubtful accounts of $1.2 million.

1997 COMPARED WITH 1996

   NET SALES

   Net sales for 1997 increased $35.5 million, or 4.2%, to $884.1 million from $848.5 million in 1996. Same store sales increased 4.7%. During 1997, Wickes experienced a 4.1% increase in same store sales to its primary customer segment, the professional home builder, and a 16.4% increase in same store sales to commercial builders. Consumer same store sales were down 6.8% for the year.

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

   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

   In 1997, SG&A increased as a percent of net sales to 21.0% compared with 19.1% of net sales in 1996, primarily as a result of Wickes' increase in sales and distribution facility employees in an effort to increase sales and market share, expenses associated with showroom remerchandisings in 19 facilities in 1997, expenses associated with expansion of Wickes' Major Market program in 1997, and insurance recoveries recorded in 1996 with respect to prior years.

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

   During 1997, Wickes Reset the showrooms of thirteen Conventional Market building centers and six Major Market sales and distribution facilities. Also during 1997, Wickes continued its efforts to expand its Major Markets program. See "Item 1. Business - Business Strategy". Expenses associated with these Resets and expansion of the Major Markets program totaled approximately $1.8 million in 1997 and accounted for approximately $1.3 million of the SG&A increase.

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

   DEPRECIATION, GOODWILL AND TRADEMARK AMORTIZATION

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

   RESTRUCTURING AND UNUSUAL ITEMS

   During 1997 Wickes completed its 1995 Plan. As a result, it recorded a reduction in accrued costs and a benefit to restructuring and unusual charges of approximately $2.1 million. This benefit was partially offset by a $1.5 million restructuring charge for severance and postemployment benefits and anticipated losses on the disposal of discontinued non-core programs and related reductions in headquarters staffing which was announced by Wickes in October of 1997. The non-core programs affected by these reductions included the sale or closing of Wickes' mortgage lending, utilities marketing, and internet service programs not directly related to the building supply business. See "Item 1. Business Business Strategy".

   OTHER OPERATING INCOME

   Other operating income increased to $10.7 million in 1997, compared with $6.8 million in 1996. The increase resulted from gains reported on the sale of facilities and excess equipment of approximately $6.3 million, an increase of $4.3 million from the $2.0 million recorded in 1996. The approximately $0.7 million gain on the sale of Wickes' headquarters in Vernon Hills, Illinois, is being amortized over a 15-year period consistent with Wickes' lease of the facility. This increase was partially offset by a $0.6 million gain recorded in 1996 as a result of the difference between insured replacement cost and book value as a result of a fire and storm damage at certain of Wickes' building centers.

   INTEREST EXPENSE

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

   PROVISION FOR INCOME TAXES

   In 1997 Wickes recorded current income tax expense of $1.1 million compared with $1.0 million in 1996. Current income tax provisions for both years consist of state and local tax liabilities.

   A deferred tax benefit of $0.2 million was also recorded for 1997. This compares with a deferred tax expense of $0.3 million in 1996. The 1997 benefit results from the loss before income taxes and the establishment of a deferred tax asset, in accordance with FAS 109. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

   NET INCOME

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



                     PARENT COMPANY AND OTHER SUBSIDIARIES

      The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Buildscape, Cybermax, Wickes and its former life insurance subsidiaries and mortgage lending operations (the "Parent Group").

      The Parent Group's non-interest operating expenses for 1998 decreased 30% to $1,549,000 compared to $2,222,000 in 1997. The primary reason for the decrease includes an increase of allocable expenses from the Parent Group to its subsidiaries principally, Buildscape and Cybermax. The Parent Group allocated expenses to its subsidiaries of $2,085,000 and $1,139,000 in 1998 and 1997, respectively. In addition, in 1997 a reserve was established for approximately $434,000, with respect to a receivable from an affiliate of Mr. Wilson. This affiliate provides the Company use of its airplane. During 1997, the Company's use of this airplane was primarily by Wickes (see Note 15 of Notes to Consolidated Financial Statements - "Related Party Transactions"). This reserve was reduced by $104,000 in 1998 as a result of the Company's use of this plane. These decreases were offset by approximately $731,000 of expenses incurred by Wixx Energy Company ("Wixx") in 1998. Included in the expenses incurred by Wixx was a reserve for approximately $241,000 for loans made in 1996 and 1995 to a company controlled by one of the Company's directors. (See Note 15 of Notes to Consolidated Statements - "Related Party Transactions"). In September of 1998, Wixx ceased operations.

     The Parent Group's non-interest operating expenses for 1997 and 1996, respectively, were $2,222,000 and $1,738,000. The reason for the increase was primarily due to the reserve of $434,000 established in 1997 with respect to a receivable from an affiliate of Mr. Wilson discussed above. This increase was offset by savings made to the Wickes Financial Service Centers, Inc. program made in 1996.

      Interest expense (excluding an interest allocation to Wickes for the Parent Company's 13% subordinated notes of $1,502,000, $1,473,000 and $1,448,000 in 1998, 1997 and 1996, respectively) for 1998, 1997 and 1996 was $1,189,000,
$1,635,000 and $2,443,000, respectively. In 1998, interest expense consisted of $15,000 on the Parent Company's other bank debt and $1,174,000 on the Parent Company's real estate mortgage debt. In 1997, interest expense consisted of $167,000 on the Parent Company's other bank debt and $1,468,000 on the Parent Company's real estate mortgage debt. Interest expense on the Parent Company's real estate debt will continue to decrease as a result of real estate sales. The principal balance on the mortgage debt was reduced by $4.7 million and $1.5 million in 1998 and 1997, respectively.

      Revenues of the Parent Group (excluding investment income) for 1998, 1997 and 1996 were approximately $546,000, $605,000 and $493,000, respectively. The Parent Group's income primarily consists of non-recurring items, such as settlement proceeds from legal proceedings; therefore, comparisons between periods are not meaningful. Included in other income was $407,000, $598,000 and $200,000 for 1998, 1997 and 1996, respectively, for settlements relating to the Company's former property and casualty insurance operations. The Company does not anticipate significant recoveries of this nature in 1999 and subsequent years.

                            REAL ESTATE INVESTMENTS

      The Company's real estate investments consist of $7,361,000 in Georgia properties, $2,254,000 in Florida properties and $52,000 in other states.

      During 1998, the Company sold approximately 61 acres of its Georgia properties for $3,471,000, which generated gains of $751,000. In addition, during 1998, the Company sold approximately 12 acres of its Florida properties for $2,933,000 resulting in gains of $608,000. In the first quarter of 1999, the

Company sold a portion of real estate included in other states for a loss of $21,000. A reserve was established in 1998 for this loss.

      Included in the Company's net realized investment gains(losses) for 1998, 1997 and 1996 were net realized gains on real estate investments of $1,338,000, $897,000, and $656,000, respectively.

DISCONTINUED OPERATIONS

      On December 1, 1997, the Company completed the sale of its mortgage lending operations to an unrelated third party. The Company did not realize any gain or loss from the transaction, but did agree to indemnify the purchaser against losses on the construction loan portfolio that was transferred. As of March 15, 1999, the Company has 62,500 shares of its Wickes common stock pledged as collateral for this indemnification obligation. As the construction loan portfolio decreases, the shares held as collateral will be released. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position on results of operations.

      The following table sets forth comparative information concerning the results of the Company's former mortgage lending operations.

                                           1997        1996
                                          -----        ----

      Revenues from loans               $ 1,363     $   368
      Other income                            3          --
                                        -------     -------
            Total revenues                1,366         368

      Selling, general & administrative
        expenses(1)                       1,077       1,327
      Interest expense                      677          65
            Total expense                 1,754       1,392
                                        -------      ------

            Net loss                     $ (388)    $(1,024)
                                        =======     =======

(1) Net of reimbursements of $955,000 and $396,000 received during 1997 and 1996, respectively, by the Parent Company from Wickes.

INCOME TAXES

Income Taxes

     In 1998 the Company incurred a significant tax expense due to the increase in valuation allowance against previously recognized deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be utilized in the near future. The current income tax provisions consists of state and local tax liabilities for Wickes. The Company's effective income tax rate was 23% in 1997, and 5% in 1996. The low effective tax rate for 1996 is attributable to the reduction in valuation allowance allowing previously deferred tax benefits to be recognized currently. See Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.




                      LIQUIDITY AND CAPITAL RESOURCES

THE PARENT GROUP

         The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead.

         Operations (exclusive of Wickes, which is prohibited from paying dividends under its debt instruments) consist primarily of real estate sales and the Parent Company's Internet, e-commerce and advertising operations. The Parent Company's e-commerce and advertising operations are in the start-up phase and are expected to be net users of cash at least through 1999. Also, real estate sales proceeds are required to be applied to real estate debt reduction and are not available to the Parent Company for other purposes.

         The Parent Company's cash on hand and available borrowings will not be sufficient to support its operations and overhead through the second quarter of 1999. Therefore, the Parent Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described below, the principal source of funds for these purposes, and for the payment of interest on the Parent Company's indebtedness, has been sales of shares of Wickes common stock.

         For a detailed discussion of the Parent Company's liquidity and management's plans related thereto, see Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

         In addition to the above, the following transactions took place in 1998:

         o On April 20, 1998, the Company amended certain terms of its real estate debt. In connection with the amendment, (i) the Parent Company pledged an additional 325,000 shares of Wickes common stock in substitution for the $1.4 million cash then held by the lender as collateral and (ii) agreed to a reduced collateral value for the shares of pledged Wickes common stock. In October 1998, the Company pledged an additional 275,000 shares of its Wickes common stock as required by the terms of the indebtedness. Based on the fourth quarter 1998 collateral test, 97,345 shares of the Company's Wickes common stock was released from the collateral held on the Company real estate debt.

         o In February of 1998, the Company completed the acquisition of the e-commerce and advertising operations formerly owned by Wickes. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. For these operations, the Company paid consideration of approximately $872,000 in the form of a 3-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, the Company agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest. At March 15, 1999, the Company had made payments of $115,752 under the promissory note but was delinquent with respect to required payments of approximately $252,295 of principal and interest.

         o In February of 1998, the Company acquired 100% of the assets of Cybermax, a Jacksonville, Florida based Internet service provider. The acquisition of Cybermax complements the opera-tions acquired from Wickes in February 1998. The purchase price of the acquisition of Cybermax was approximately $100,000, in the form of a promissory note. The terms of the promissory note include interest at a per annum rate of 8.5% due monthly and eight quarterly principal installments,payable on the first of each January, May, August and October, commencing May 1, 1998 and ending January 1, 2000.

         o For a description of the modification by the Company of an existing obligation to a third party in the approximate amount of $900,000 in June 1997, which the Company repaid in full on March 31, 1998, see Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

         During 1998, stockholders' equity decreased by a net of $12.2 million. Losses attributable to Wickes accounted for approximately 18% of the decrease. Wickes recorded an operational restructuring charge of $5.9 million in 1998. In addition, the Company recorded losses of $1.8 million on the sale of its Wickes stock in the fourth quarter of 1998. In 1998, the Company recorded $3.0 million in deferred income tax expense. The incurred tax expense accounted for approximately 27% of the decrease. The Company's startup costs incurred for the Buildscape operations accounted for approximately 38% of the decrease.



YEAR 2000

         The Year 2000 issue is the result of certain computer programs that were designed to use two digits rather than four to define the applicable year. As a result, if the Company's computer programs with date- sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could cause system failures, miscalculations, the inability to process transactions, send invoices, or process similar business activities.

         The Company is currently assessing the Year 2000 issue. The Company has focused its assessment into three major categories: (1) internal financial software system (2) internal non-financial software and (3) technology software.

         The Company's Accounting Department and Audit Committee met in April 1998 to discuss the Company's current financial software system which was not year 2000 compliant. The Company's Accounting Department proposed to the Company's Audit Committee a plan to purchase a new accounting software system. The Company's Audit Committee approved the purchase of a new accounting system. After reviewing the Company's financial software requirements the Company focused on three vendors that were similar in costs and features. In August of 1998, the Company purchased an accounting system from Clarus Inc. This system is Year 2000 compliant and runs on NT 4.0 and SQL Server version 6.5. The total cost for the system and implementation was approximately $306,000. The Company completed the implementation process during the fourth quarter of 1998 and is currently processing the 1999 financial information on the new system.

         The Company is currently assessing the potential effect of, and costs of remediating the Year 2000 problem on its office and facilities equipment, such as fax machines, photocopiers, telephone equipment, and other common devices that may be affected by the Year 2000 problem.

         In addition, the Company is in the process of identifying problems the Year 2000 may have on its Technology Department. The Company anticipates that since most of the equipment and software relating to the Company's Technology Department was acquired in 1998, that all of the equipment and software will be in compliance. However, until the Company completes the assessment process, there can be no assurance that this is true.

         The Company estimates the total cost of completing any required modifications, upgrades, or replacements of its software or equipment will not have a material adverse effect on the Company's business or results of operations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other post retirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. This statement was effective for fiscal years beginning after December 15, 1997. The adoption of this statement has not had a significant impact on its financial statements.

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

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements of the Company are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1999.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A)  LIST OF  FINANCIAL  STATEMENTS  AND  SCHEDULES  FILED AS A PART OF THIS
REPORT:

    (1)   FINANCIAL STATEMENTS:

          RIVERSIDE GROUP, INC. AND SUBSIDIARIES:                  Page No.
                                                                   --------

          Report of Independent Accountants                         F - 1

          Consolidated Balance Sheets - December 31,
          1998 and 1997                                             F - 2

          Consolidated Statements of Operations
          for the years ended December 31, 1998,
          1997 and 1996                                             F - 3

          Consolidated Statement of Stockholders'
          Equity for the years ended December 31,
          1998, 1997 and 1996                                       F - 4

          Consolidated Statements of Cash Flows for
          the years ended December 31, 1998, 1997
          and 1996                                                  F - 5

          Notes to Consolidated Financial Statements                F - 6


          WICKES INC. AND SUBSIDIARIES:

          Report of Independent Accountants                        WF - 1

          Consolidated Balance Sheets as of December 26, 1998
          and December 27, 1997                                    WF - 2

          Consolidated Statements of Operations for the years
          ended December 26, 1998 and December 27, 1997 and
          December 28, 1996                                        WF - 3

          Consolidated  Statements  of Changes in  Stockholders'
          Equity for the years ended December 26, 1998,
          December 27, 1997 and December 28, 1996                  WF - 4

          Consolidated Statements of Cash Flows for the years
          ended December 26, 1998, December 27, 1997
          and December 28, 1996                                    WF - 5

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

          WICKES INC. AND SUBSIDIARIES

          Schedule II - Valuation and Qualifying Accounts          WS - 1

      (b) Reports on Form 8-K - None

          EXHIBITS

 3.1* Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 3.2* Amended and Restated Bylaws, as amended to date (previously filed as Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

4.1* Credit Agreement dated February 17, 1999, among Wickes Inc. as borrower, each of the financial institutions signatory thereto, Bank Boston Business Credit as Administrative Agent and Issuing Bank, Bank Boston Robertson Stephens Inc. as Syndication Agent, and Nationsbank, N.A. as Documentation Agent (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Wickes Inc. for its fiscal year ended December 26, 1998).

4.2* Indenture dated as of October 15, 1993 between Wickes Inc. and Marine Midland Bank, N.A. (incorporated by reference to Exhibit 4.2 to the
          Annual Report Form  10-K  filed  by  Wickes Inc.   for  the year ended
          December 30, 1993).

10.1 (a)* Non-Qualified Stock Option Plan (previously filed as Exhibit 10.1(a) to the Company's Annual Report as Form 10-K for the year ended December 31, 1997).

          (b)* Form of Non-Qualified Stock Option Agreement (previously filed as
          Exhibit 10.1(b) to the Company's Annual Report as Form 10-K for the year ended December 31, 1997).

10.2 (a)* Amended and Restated 1993 Long-Term Incentive Plan of Wickes Inc. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by Wickes Inc. for the year ended December 31, 1994 (the "Wickes 1994 Form 10-K")).

          (b)* Amendment No. 1 (incorporated by reference to Exhibit 10.8(b) to the Annual Report on Form 10-K filed by Wickes Inc. for the year ended December 29, 1996).

          (c)* Form of Option  Agreement  (incorporated  by reference to Exhibit
          10.22 to the Wickes Registration Statement on Form S-1 (Commission File No. 2-67334) filed by Wickes Inc).

          (d)* Form of Option  Agreement  (incorporated  by reference to Exhibit
          10.8 to the Annual Report of Form 10-K filed by Wickes Inc. for the year ended December 31, 1994).

          (e)* Form of Long-Term Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Wickes 1994 Form 10-K).

          (g) Amendment No. 2. (incorporated by reference to Exhibit 10.4 Form 10-K filed by Wickes Inc. for the year ended December 27, 1997).

          (h) Form of Option  Agreement  (incorporated  by  reference to Exhibit
          10.4 to the Annual Report of Form 10-K filed by Wickes Inc. for the year ended December 31, 1997).



10.3 (a)* Agreement dated November 4, 1997 between the Registrant and Wickes Inc. (incorporated by reference to Exhibit 10.1 to the From 10-Q filed by Wickes for the September 1997 quarter).

         (b)* Agreement and Closing Agreement dated November 4, 1997 between the Registrant and Wickes Inc.(incorporated by reference to Exhibit 10.9(b) to the Wickes Inc. 1997 Form 10-K).

10.4*    Agreement date as of September 30, 1998 between Cybermax Tech, Inc. and
         Greenleaf  Technologies  Corporation   (incorporated  by  reference  to
         Exhibit 99.1 to the 8-K filed by the registrant on October 15, 1998).

10.5* Stock Purchase Agreement dated October 5, 1998 between the registrant and Imagine Investment, Inc. (incorporated by reference to Exhibit 99.2 to the 8-K filed by the registrant on October 15, 1998).

10.6** (a) Loan Agreement dated March 11, 1999 between the registrant and Imagine Investments, Inc.

         (b) Promissory Note dated March 11, 1999 between the registrant and Imagine Investments, Inc.

         (c) Stock Option Agreement dated March 11, 199 between the registrant and Imagine Investments, Inc.

10.7** Letter of Intent dated March 26, 1999 between the registrant and the Registrant's 13% Subordinated Note Holders.


21.01** Subsidiaries of the Company.

23.01** Consent of PricewaterhouseCoopers LLP

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

Dated:   April 1, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ J. Steven Wilson                /s/Edward M. Carey, Sr.
----------------------------        -----------------------------
J. Steven Wilson                    Edward M. Carey, Sr.
Principal Executive Officer         Director, March 31, 1999
and Director, March 31, 1999



----------------------------        ------------------------------
Robert T. Shaw                      Harry T. Carneal


/s/ Varina M. Steuert               /s/ Catherine J. Gray
----------------------------        ------------------------------
Varina M. Steuert                   Catherine J. Gray
Director, March 31, 1999            Senior Vice President, Chief
                                    Financial Officer, (Principal Accounting
                                    and Financial Officer), March 31, 1999



March 31, 1999

Report of Independent Accountants

To the Board of Directors and Stockholders,

Riverside Group, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Riverside Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           Pricewaterhouse Coopers LLP

Jacksonville, Florida

March 31, 1999

                       Riverside Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)





                                                                         December 31,              December 31,
                                                                              1998                      1997
                                                                          -----------              ------------
                                                       ASSETS
Current assets:
     Cash and cash equivalents                                            $       509              $      3,154
     Notes receivable                                                             197                     3,504
     Accounts receivable, less allowance for doubtful
        accounts of $337 at 1998 and $4,206 at 1997                               246                    81,885
     Inventory                                                                     --                   102,706
     Deferred tax assets, net                                                      --                     8,955
     Prepaid expenses                                                              46                     1,250
                                                                          -----------              ------------
         Total current assets                                                     998                   201,454

Investment in Wickes Inc.                                                      14,995                        --
Investment in real estate                                                       9,667                    14,329
Trademark (net of accumulated amortization of $10,274 in 1997)                     --                     6,745
Property, plant and equipment, net                                                402                    46,792
Deferred tax asset, net                                                            --                    20,361
Other assets (net of accumulated amortization of
   $796 at 1998 and $8,894 at 1997)                                               340                    24,224
                                                                          -----------              ------------
         Total assets                                                     $    26,402              $    313,905
                                                                          ===========              ============

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                 $    10,356              $        702
     Accounts payable                                                             335                    41,629
     Income tax payable                                                            --                        25
     Accrued liabilities                                                        1,377                    23,111
                                                                          -----------              ------------
       Total current liabilities                                               12,068                    65,467

Long-term debt                                                                    415                   202,686
Mortgage debt                                                                  11,345                    16,038
Net liabilities of discontinued operations                                         22                        34
Other long-term liabilities                                                       184                     3,084
                                                                          -----------              ------------
        Total liabilities                                                      24,034                   287,309

Minority interest                                                                  --                    11,976
Commitments and contingencies (Note 11)

Common stockholders' equity :
     Common stock, $.10 par value; 20,000,000 shares authorized;                  529                       529
       5,287,123  issued and outstanding  in 1998 and 1997
     Additional paid in capital                                                16,838                    16,783
     Retained earnings (deficit)                                              (14,999)                   (2,692)
                                                                          -----------              ------------
     Total common stockholders' equity                                          2,368                    14,620

                                                                          -----------              ------------
     Total liabilities and common stockholders' equity                    $    26,402              $    313,905
                                                                          ===========              ============









                                                       See Accompanying Notes to Consolidated Financial Statements.

                                       F-2



                                                                          Riverside Group, Inc. and Subsidiaries
                                                                           Consolidated Statement of Operations
                                                                          (in thousands except per share amounts)








                                                                         1998                 1997                 1996
                                                                         ----                 ----                 ----

Revenues:
     Sales and service revenues                                      $  667,704           $  884,082           $  467,254
     Insurance premiums and annuity considerations                           --                   --                3,224
     Net investment income (loss)                                           (32)                 (31)               6,325
     Net realized investment gains (losses)                                (499)                 897                1,672
     Other operating income                                               5,591               11,297                4,837
                                                                     ----------           ----------           ----------
                                                                        672,764              896,245              483,312
                                                                     ----------           ----------           ----------
Costs and expenses:
     Cost of sales                                                      509,262              681,056              363,930
     Provision for doubtful accounts                                      1,904                2,148                3,523
     Depreciation, goodwill and trademark amortization                    4,426                5,613                2,830
     Loss on reorganization of life insurance subsidiaries                   --                   --                  124
     Restructuring and unusual items                                      5,932                 (559)                 745
     Selling, general and administrative expenses                       141,284              187,524               84,428
     Interest expense                                                    19,264               24,525               13,678
     Policyholder benefits                                                   --                   --                5,805
     Policy acquisition expense                                              --                   --                2,026
                                                                     ----------           ----------           ----------
                                                                        682,072              900,307              477,089
                                                                     ----------           ----------           ----------

Earnings(loss) before income taxes, equity in related parties,
     and minority interest:                                              (9,308)              (4,062)               6,223
     Current income tax expense                                             726                1,099                  259
     Deferred income tax expense (benefit)                                3,002                 (153)                  61
     Equity in losses(earnings)of Wickes, Inc.                             (208)                  --                1,714
     Equity in losses of related parties                                     --                1,516                1,253
     Minority interest, net of income taxes                                (521)                (703)               2,318
                                                                     ----------           ----------           ----------
Earnings(loss) before discontinued operations                           (12,307)              (5,821)                 618

Discontinued operations:
     Loss from operations of discontinued mortgage
       lending operations, net of income taxes                               --                 (388)              (1,024)
                                                                     ----------           ----------           ----------
     Net loss                                                        $  (12,307)          $   (6,209)          $     (406)
                                                                     ==========           ==========           ==========

Basic and diluted earnings(loss) per common share:
     Earnings (loss) from continuing operations                      $    (2.36)               (1.12)          $     0.12
     Net loss from discontinued operations                                   --                (0.07)               (0.20)
                                                                     ----------           ----------           ----------
     Loss per share                                                  $    (2.36)          $    (1.19)          $    (0.08)
                                                                     ==========           ==========           ==========

     Weighted average number of common shares
     used in computing earnings per share                             5,213,186            5,193,970            5,286,316










                                                                       See Accompanying Notes to Consolidated Financial Statements.


                                                                                                          F-3





                                                        Riverside Group, Inc. and Subsidiaries
                                                Consolidated Statement of Common Stockholders' Equity
                                                                   (in thousands)








                                                                                                   Unrealized            Total
                                                                Additional        Retained         Investment            Common
                                                   Common         Paid-In          Earnings       Appreciation        Stockholders'
                                                    Stock         Capital         (Deficit)       (Depreciation)          Equity
                                                 ----------     -----------      ----------      ----------------    --------------


Balance, December 31, 1995                       $     531          17,209           3,923               4,393             26,056

Net loss                                                --              --            (406)                 --               (406)
Purchase and retirement of 15,000 shares of
   common stock, at cost                                (1)            (44)             --                  --                (45)
Cost of ESOP shares released                            --              93              --                  --                 93
Change in unrealized investment appreciation
   of fixed maturities and equity securities            --              --              --              (4,393)            (4,393)
Dividend paid ($.10 per common share)                   --            (530)             --                  --               (530)

                                                 ---------      ----------       ---------           ---------           --------
Balance, December  31, 1996                            530          16,728           3,517                  --             20,775

Net loss                                                --              --          (6,209)                 --             (6,209)
Purchase and retirement of 9,000 shares of
   common stock, at cost                                (1)            (17)             --                  --                (18)
Cost of ESOP shares released                            --              72              --                  --                 72

                                                 ---------      ----------       ---------           ---------           --------
Balance, December  31, 1997                            529          16,783          (2,692)                 --             14,620

Net loss                                                --              --         (12,307)                 --            (12,307)
Cost of ESOP shares released                            --              55              --                  --                 55

                                                 ---------      ----------       ---------           ---------           --------
Balance, December  31, 1998                      $     529      $   16,838       $ (14,999)          $      --           $  2,368
                                                 =========      ==========       =========           =========           ========














                                                                      See Accompanying Notes to Consolidated Financial Statements.

                                                                                                                    F-4



                                                            Riverside Group, Inc. and Subsidiaries
                                                           Consolidated Statements of Cash Flows
                                                                        (in thousands)




                                                                            Years Ended December 31,
                                                                    --------------------------------------
Cash Flow from Operating Activities                                        1998         1997        1996
                                                                           ----         ----        ----

Net loss                                                                 $(12,307)   $ (6,209)   $   (406)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation expense                                                    3,639       4,433       2,303
    Amortization expense                                                    1,914       2,754       1,695
    Amortization of bond discount                                             201         173         149
    Net change in deferred acquisition costs                                   --          --          49
    Provision for doubtful accounts                                         1,904       2,148       3,523
    Loss on Life Insurance Reorganization                                      --          --         124
    Gain on sale of fixed assets                                           (1,574)     (6,156)       (705)
    Net realized investment (gains)losses on investments                      499        (897)     (1,672)
    Deferred tax (benefit)provision                                         3,002        (153)        300
    Equity in (earnings) losses of unconsolidated subsidiaries               (208)      1,516       2,967
    Minority interest                                                        (521)       (703)      2,318
    Interest on policyholders' funds                                           --          --       3,469
    Change in other assets and liabilities:
       (Increase)decrease  in accounts receivable                         (24,749)    (12,497)     12,802
       (Increase)decrease in notes receivable                               1,845      (3,135)         --
       (Increase)decrease in inventory                                    (10,421)     (2,034)     10,000
       (Increase)decrease  in other assets                                   (271)     (4,740)      1,988
       Increase in deferred gain                                               --        (670)         --
       Accrued investment income                                               --          --         197
       Premiums receivable and unearned premiums                               --          --          80
       Increase (decrease) in accounts payable and accrued liabilities      7,221      (3,745)    (17,759)
       Reserve for unpaid claims, policy benefits and
         recoverable on paid losses from reinsurers and others                 --          --        (504)
       Net liabilities of discontinued operations, other liabilities
        and current income taxes                                             (221)        145      (2,732)
                                                                         --------    --------    --------
    Net Cash Provided By (Used In) Operating Activities                   (30,047)    (29,770)     18,186
                                                                         --------    --------    --------

Investing Activities
    Purchase of investments:
       Property, plant and equipment                                       (3,396)     (7,772)       (949)
       Fixed maturities available for sale                                     --          --     (36,867)
       Equity securities                                                       --          --      (8,602)
       Investment real estate                                                (423)     (1,004)       (905)
       Mortgage and policy loans                                               --          --     (15,570)
       Securities of Wickes Inc.                                               --          --     (10,000)
    Sale of investments:
       Property, plant and equipment                                        3,629      13,802       2,113
       Fixed maturities available for sale                                     --          --      41,675
       Equity securities                                                       --          --       8,643
       Investment real estate                                               6,405       4,407       2,539
       Mortgage and policy loans                                               --          --       7,800
       Securities of Wickes Inc.                                            2,669         290          --
    Life Insurance Reorganization                                              --       5,315      35,000
    Net assets of Life Insurance Reorganization                                --          --     (28,202)
                                                                         --------    --------    --------
    Net Cash Provided By (Used In) Investing Activities                     8,884      15,038      (3,325)
                                                                         --------    --------    --------

Cash Flows from Financing Activities
       Net borrowings under the revolving line of credit                   24,481      16,732     (22,928)
       Repayment of debt                                                   (5,494)     (3,529)    (21,264)
       Increase in borrowings                                                  80       1,539      17,798
       Purchase and retirement of treasury shares                              --         (18)        (46)
       Net proceeds from issuance of Wickes Inc. Common Stock                  96          62          --
       Dividends paid to stockholders                                          --          --        (530)
       Deposits of policyholders'  funds                                       --          --         192
       Withdrawal of policyholders' funds                                      --          --      (8,665)
                                                                         --------    --------    --------
    Net Cash Provided By (Used In)Financing Activities                     19,163      14,786     (35,443)
                                                                         --------    --------    --------

       Net Increase (Decrease) in Cash and Equivalents                     (2,000)         54     (20,582)
       Cash and equivalents at beginning of period                          3,154       3,100      21,100
       Wickes Inc. Cash balance                                              (645)         --       2,582
                                                                         --------    --------    --------
       Cash and equivalents at end of period                             $    509    $  3,154    $  3,100
                                                                         ========    ========    ========



                                                   See Accompanying Notes to Consolidated Financial Statements.

                                                                             F-5

RIVERSIDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

ORGANIZATION

Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside", also "Parent Company") is a holding company focused through its 100%-owned subsidiary, Cybermax, Inc. ("Cybermax"), on marketing Internet connectivity, web software application development and hosting service. Riverside engages through another of its 100%-owned subsidiary, Buildscape, Inc. ("Buildscape") in the e-commerce market, as well as advertisement on the Internet. In addition, the Company is engaged, through its 41% investment in Wickes Inc. ("Wickes")(at
December 31, 1998),  in the supply and  distribution  of building  material (See
Note 16. "Subsequent Events"). Unless the context indicates otherwise, the term "Company" as used herein refers to Riverside and its subsidiaries.

The consolidated financial statements present the results of operations, financial position, and cash flows of Riverside and all of its wholly-owned and majority-owned subsidiaries. The Company's wholly-owned and majority-owned subsidiaries include: Cybermax Group, Inc. ("CG"), and its subsidiaries, Wixx Energy, Inc. ("WIXX"), Wickes Financial Services Center, Inc. ("WFSC"); and the parent's two principal insurance holding company subsidiaries, American Financial Acquisition Corporation ("AFAC") and Dependable Insurance Group, Inc. ("DIGI"), and their subsidiaries. For a description of the Company's accounting for its investment in Wickes, (see Note 3, "Acquisitions").

CG's wholly owned subsidiaries include NRG Network, Inc. ("NRG"), Cybermax Tech, Inc. ("CT"). CT's wholly owned subsidiaries include Buildscape and Gameverse, Inc. ("Gameverse"), through September 30, 1998, when the Company sold Gameverse to Greenleaf Technologies Corporation ("Greenleaf") (see Note 6, "Investment in Greenleaf ").

AFAC's principal wholly owned subsidiary is: American Founders Insurance Company ("American Founders") through June 1996, when the Company completed the Life
Insurance Reorganization (see Note 4, "Reorganization of Life Insurance Operations").

Dependable Group's wholly owned subsidiary is: Wickes Mortgage Lending, Inc. ("WML"), a mortgage lending company, from April 1996 through December 1997 when it was sold (See Note 5, "Sale of Mortgage Lending Operations").

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents. At December 31, 1997, there was $3,498,000 in cash that was held as collateral for certain real estate properties (see Note 10. "Long - Term Debt"), of this amount $1,504,000 was reclassed to other assets.

ACCOUNTS RECEIVABLE

Wickes extends credit primarily to qualified contractors. The accounts receivable balances exclude consumer receivables, as such receivables are sold on a non-recourse basis. The remaining accounts and notes receivable represent credit extended to professional contractors and professional repair and remodelers, generally on a non-collateralized basis.

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services, the use of preapproved charges to customer credit cards, and the ability to terminate access on delinquent accounts. The carrying amount of the Company's receivables approximates their net realizable value.

ALLOWANCE FOR LOSSES

The Company provides for valuation allowances for estimated losses on real estate when a significant and permanent decline in value occurs. In providing valuation allowances, costs of holding real estate, including the cost of capital, are considered. The Company's real estate is reviewed periodically to determine potential problems at an early date.

INVENTORY

Inventory consists principally of finished goods. The Company uses the first-in, first-out ("FIFO") method for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable values.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost and are depreciated using the straight-line method. Estimated useful lives range from 15 to 39 years for buildings and leasehold improvements. Machinery and equipment useful lives range from three to six years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant and equipment are included in the Company's results of operations as other operating income. During 1998 the Company disposed of property and equipment for a net gain of $1,574,000, of which $510,000 was from the sale of excess properties.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in accordance with SFAS No. 121. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded a write down of $635,000 in 1998, relating to 365,000 shares of Wickes' common stock that was disposed of in the first quarter of 1999. While additional shares may be sold on the open market or in private transactions in the future, the Company cannot estimate whether or not such sales will occur at a gain or loss. No assurances can be given that such losses will not occur. At March 30, 1999 the market value of Wickes' stock was $4.03 per share compared to $4.25 per share at December 31, 1998.(See Note 3. "Investment in Wickes"). The Company periodically reviews excess property held for sale, and reports these assets at the lower of their carrying amount or fair value less costs to sell. (See Note 7. "Property, Plant and Equipment ").

OTHER ASSETS

Other assets consists primarily of deferred financing costs which are amortized over the expected terms of the related debt. In 1997, included in other assets is approximately $1.5 million of cash that was held as collateral for certain real estate properties (see Note 10. "Long Term Debt").

EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED

The  Company  amortizes  the  excess  of costs  over  fair  value of net  assets
("goodwill") acquired over 25 - 35 years. The Company evaluates the recoverability of goodwill based upon expectations of non-discounted cash flows and income from operations for each subsidiary having a material goodwill balance. Based upon this evaluation, the Company believes that no impairment of goodwill exists at December 31, 1997.

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

PARTIALLY-OWNED COMPANIES

For 1997, the Company's investment in an international operation is recorded under the equity method. The Company's share of losses is reflected as equity in loss of affiliated company in the Consolidated Statements of Operations.

ACCOUNTS PAYABLE

The Company includes outstanding checks in excess of bank balances in accounts payable. There were $99,200 and $0 in outstanding checks in excess of bank balances at December 31, 1998 and 1997, respectively.

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

EARNINGS PER SHARE

Basic and Diluted earnings per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Earnings per share are based upon the weighted average number of shares of common stock outstanding (5,213,186 in 1998, 5,193,570 in 1997 and 5,286,316
shares in 1996). During 1997, the Company issued 50,000 stock options at an exercise price of $3.00 per share. Since the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share. During 1997, the Company purchased and retired 9,000 shares of its common stock.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting to disclose the pro forma net income and earnings per share under the new method. The Company elected not to adopt SFAS No. 123, and continued to apply the terms of Accounting Principles Board Opinion No. 25. The Company determined the impact on net income and earnings per share of the fair value based accounting method would be immaterial (see Note
12. " Employee Benefit Plans").

REVENUE RECOGNITION

The Company recognizes revenue when services are provided. Services are generally billed one month in advance. Advance billings and collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME.  Statement of Financial Accounting Standards No.
------------------------------
130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in the equity of a business. Comprehensive income includes net income as well as other components (revenues, expenses, gains, and losses) that under generally accepted accounting principles are excluded from net income but affect equity. The statement was effective for fiscal years beginning after December 15, 1997. Adoption of the statement has not had a material effect on the Company's financial statements.

DISCLOSURE ABOUT SEGMENTS.  Statement of Financial Accounting Standards No. 131,
--------------------------
"Disclosure about Segments of an Enterprise and Related Information", changes Statement of Financial Accounting Standards No. 14 by requiring a new framework for segment reporting and includes the disclosure of financial information related to each segment. The statement was effective for fiscal years beginning after December 15, 1997. Adoption of the statement has not had a material effect on the Company's financial statements.

EMPLOYERS'  DISCLOSURES  ABOUT  PENSIONS  AND  OTHER  POSTRETIREMENT   BENEFITS.
--------------------------------------------------------------------------------
Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other post retirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement has not had a significant impact on its financial statements.

ACCOUNTING  FOR  DERIVATIVE  INSTRUMENTS  AND HEDGING  ACTIVITIES.  Statement of
-----------------------------------------------------------------
Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 30, 1999. The Company believes that the adoption of this statement will not have a significant impact on its financial statements.

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

FINANCIAL STATEMENT PRESENTATION AND RECLASSIFICATION

Certain  reclassifications  have  been  made  to the  1997   financial  statment
presentation to conform with the 1998 financial statement presentation.

STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

The Company and its subsidiaries, exclusive of Wickes ("Parent Group") paid $2,728,000, $2,867,000, and $5,129,000, of interest in 1998, 1997, and 1996, respectively. Wickes paid $12,919,000, $19,790,000, and $20,372,000, of interest in 1998, 1997, and 1996, respectively.

The Parent Group made no income tax payments in 1998, 1997, and 1996. Wickes paid $769,000, $1,344,000, and $1,518,000, of income taxes in 1998, 1997, and
1996, respectively.

Net cash used in discontinued operations activities total approximately $0, $1.2 million, and $1.6 million in 1998, 1997 and 1996, respectively.

The Company paid a cash dividend on its common stock of $.10 per share, or an aggregate of approximately $530,000 in 1996. The Company did not pay any dividends on its common stock during 1998 and 1997.

In 1998 the Company acquired 100% of the assets of Cybermax, a Jacksonville, Florida based Internet service provider. The purchase price of the acquisition of Cybermax was approximately $100,000, in the form of a promissory note.

In January 1998, Riverside completed the acquisition of certain operations of Wickes that Wickes had determined to discontinue. In connection with the acquisition, Riverside acquired approximately $126,000 of fixed assets in exchange for a three-year promissory note.

Amortization expense of $1,914,000 in the Company's Consolidated Statement of Cash Flows for 1998 includes $1,127,000 of deferred financing costs of Wickes Inc. These costs are included as interest expense in the Company's Consolidated Statements of Operations.


The following table represents the operating assets and liabilities of Wickes Inc. as of September 26, 1998 and December 27, 1997. Because Riverside changed its method of accounting for its investment in Wickes these amounts were reclassified to investment in Wickes, net of minority interest on the Company's Consolidated Balance Sheet at December 31, 1998:







                                                                   (unaudited)
                                                                     October 1,
                                                                       1998
                                                                       ----
                  ASSETS
Current assets:
     Cash                                                        $       645
     Accounts receivable, less allowance for
       doubtful accounts of $4,383                                   104,835
     Notes receivable                                                  1,221
     Inventory                                                       113,127
     Deferred tax asset                                                9,260
     Prepaid expenses                                                  3,149
                                                                 -----------

           Total current assets                                  $   232,237
                                                                 ===========

Property, plant and equipment, net                                    44,691
Trademark (net of accumulated amortization of
  $10,441)                                                             6,579
Deferred tax asset                                                    17,054
Rental equipment (net of accumulated depreciation
 of $471)                                                              1,923
Other assets (net of accumulated amortization of $9,121)              11,065
                                                                 -----------
                                                                 $   313,549
                                                                 ===========
           LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                        $        22
     Accounts payable                                                 47,742
     Accrued liabilities                                              22,490
                                                                 -----------
           Total current liabilities                                  70,254
                                                                 -----------

Long-term debt, less current maturities                              217,525
Other long-term liabilities                                            2,876

Common Stockholders' equity:
     Common stock (8,202,264 shares issued and
       outstanding)                                                       82
     Additional paid-in capital                                       86,771
     Accumulated deficit                                             (63,959)
                                                                 -----------
           Total common stockholders' equity                          22,894
                                                                 -----------

                                                                 $   313,549
                                                                 ===========


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

The major components of this charge include the write-down of assets to their net realizable value, liabilities associated with closed building centers held for sale, postemployment benefits to qualified former employees as a result of the center closings, and other charges related to the strengthening of Wickes' capital structure. Also included was a charge for unusual employment related claims expensed in the fourth quarter of 1995.

During 1996, Wickes continued executing the 1995 Plan, through the consolidation and closing of 18 building centers and the improvement of its overall capital structure through the issuance of new shares and the modification of its bank revolving credit agreement.

After extensive review of the 1995 Plan, and changes in business conditions in certain markets in which Wickes operates, Wickes made adjustments to the 1995 Plan and incurred other one time costs resulting in a net $0.7 million charge to results of operations in the fourth quarter of 1996 for restructuring and unusual items. These adjustments included (i) the determination that three of the centers identified in the 1995 Plan for closure had significantly improved market conditions and would remain open, resulting in a $1.5 million credit to restructuring expense, (ii) the extension of the 1995 plan to include the closing (substantially completed by the end of 1996) of three building centers not previously included, resulting in a $1.3 million charge for the write down of working capital assets and liabilities to their net realizable value and a $0.1 million charge for severance and postemployment benefits for approximately 90 employees, (iii) a $1.1 million charge for impairment in the carrying value of real estate held for sale at four previously closed centers, and (iv) a $0.3 million credit with respect to the resolution of a claim below the reserved amount.

During 1997, Wickes recorded a $1.5 million restructuring charge for discontinued programs and reductions in its corporate headquarters workforce. The $1.5 million included approximately $0.9 million for severance and postemployment benefits for approximately 25 headquarters employees. The discontinued programs included Wickes' mortgage lending, utilities marketing and certain internet programs. This charge was offset by a $2.1 million reduction in accrued costs for Wickes' 1995 Plan, which was completed. The $2.1 million reversal included four centers identified in the 1995 Plan for closure that had significantly improved market conditions and would remain open, as well as a change in the estimate of facility carrying costs for sold facilities and those remaining to be sold.

During the first quarter of 1998 Wickes implemented a restructuring plan (the "1998 Plan") which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, Wickes recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million charge included $4.1 million in estimated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and postemployment benefits related to the 1998 plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $4.1 million in estimated losses includes the write-down of assets (excluding real estate), to their net realizable value, of $3.4 million and $700,000 in real estate carrying costs. The $2.1 million in severance and postemployment benefits covered approximately 250 employees, 25 of which were headquarters employees, that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities. At December 26, 1998, Wickes accrued liability for restructuring had been reduced to zero.

3.   ACQUISITIONS

INVESTMENT IN WICKES INC.

In a series of transactions in 1993 in connection with Wickes' equity and debt recapitalization plan (which included Wickes' initial public offering of common stock), Riverside acquired a net 1,842,774 additional shares of Wickes' common stock and an option for 374,516 shares of Wickes' common stock. The aggregate purchase price for these shares and option was $5.9 million including a $1.1 million promissory note. In August 1995, Riverside exercised its option for an exercise price of $2.3 million and paid its promissory note in full. After these transactions, Riverside owned 2,217,290 shares, or approximately 36% of Wickes' outstanding common stock. At December 31, 1995, the Company's retained earnings included $4.0 million of Wickes' undistributed earnings.

Riverside acquired two million newly-issued shares of Wickes' common stock on June 20, 1996 for $10,000,000 in cash. These additional shares increased Riverside's ownership in Wickes from 36% to 52% of Wickes' total common shares and from 39% to 55% of Wickes' voting common shares. In September and October of 1997, Riverside sold approximately 65,000 shares of its Wickes' common stock for $290,000. (See Note 15 "Related Party Transactions").

In connection with the purchase from Wickes of its newly-issued shares, Wickes agreed to provide the Company with certain rights to have some or all of the shares registered for the Company's benefit under the Securities Act of 1993. In August of 1998, the Company requested that 1,000,000 shares be registered pursuant to Rule 415 under the 1933 Act. At the Company's request, Wickes has not, however, sought to have this registration statement declared effective by the SEC pending the Company's consideration of the various alternatives available to it.

On October 5,1998, the Company and Imagine Investments, Inc. ("Imagine") entered into a Stock Purchase Agreement dated the same date (the "Imagine Agreement"). Under the Imagine Agreement, the Company granted Imagine (i) an option to acquire 750,000 shares of Wickes' common stock at a purchase price of $3.25 per share in cash (the "Call Option") and (ii) a right of first refusal expiring April 5, 2000 with respect to all of the shares of common stock beneficially owned by the Company. On November 4, 1998, the Company and Imagine entered into Amendment No. 1 to the Imagine Agreement, which extended the expiration date of the Call Option until November 19, 1998 and the expiration of the Put Option until November 30, 1998. On November 18, 1998, the Company and Imagine entered into Amendment No. 2 to the Imagine Agreement, which extended the amended expiration date of the Call Option until November 30, 1998. On November 30, 1998, the Company and Imagine entered into Amendment No. 3 to the Imagine Agreement, which extended the amended expiration date of the Call Option until December 9, 1998. On December 9, 1998, the Company and Imagine entered into Amendment No. 4 to the Imagine Agreement, which extended the amended expiration date of the Call Option until December 23, 1998. On December 23, 1998, the Company and Imagine entered into Amendment No. 5 to the Imagine Agreement, which extended the amended expiration date of the Call Option until January 23, 1999.

Pursuant to the Imagine Agreement, the Company sold 250,000 shares of Wickes' common stock on October 5, 1998 to Imagine for $812,250 in cash. On November 12, 1998, Imagine partially exercised the Call Option, purchasing 200,000 shares for $650,000 in cash. On December 22, 1998, Imagine partially exercised the Call Option, purchasing 185,000 shares of Wickes' common stock for $601,250 in cash. On January 26, 1999, Imagine exercised the Call Option with respect to the remaining 365,000 shares.

A condition to the obligations of Imagine under the Imagine Agreement was that the Company create two vacancies on its Board of Directors and that Robert T. Shaw and Harry T. Carneal be elected to fill such vacancies. On October 5, 1998, two directors of the Company, Kenneth H. Kirschner and Frederick H. Schultz, resigned from the Company's Board of Directors, and Messrs. Shaw and Carneal were elected to fill these vacancies. On November 12, 1998, Messrs. Shaw and Carneal were also elected to the Wickes Board of Directors.

On December 30, 1998, the Company sold 82,000 shares of Wickes' common stock to Imagine for $307,500 in cash in a separate transaction. In addition, in December 1998, the Company sold 16,600 shares of Wickes' common stock for $68,300 in cash in the open market.

At December 31, 1998, Riverside beneficially owned 3,365,515 shares of Wickes' common stock, which constituted 41% of Wickes' outstanding voting and non-voting common stock.

As a result of the above transactions, the accompanying consolidated balance sheet includes Wickes at December 31, 1997. The results of operations are consolidated with Wickes, beginning July 1, 1996 through September 30, 1998. Prior to July 1, 1996, and after September 30, 1998, the Company's consolidated balance sheet and consolidated statements of operations and cash flows reflect Riverside's investment in Wickes on the equity method. The acquisition of additional shares has been recorded as a step acquisition using the purchase method of accounting.

Summary audited financial information of Wickes for years 1998, 1997 and 1996 follows (in thousands):


                                  Years Ended December 26, 1998, and December 27,
                                    -----------------------------------------------
                                                1997 and December 28, 1996
                                                --------------------------


Operating Statement Data:                 1998            1997             1996
                                          ----            ----             ----
     Net sales                         $ 910,272       $ 884,082        $ 848,535
     Gross profit                        216,316         203,026          189,463
     Net income (loss)                 $    (451)      $  (1,560)       $     509
Balance Sheet Data:
     Current assets                    $ 210,311       $ 197,974        $ 185,061
     Total assets                        292,750         283,352          272,842
     Current liabilities                  74,175          63,515           68,290
     Long-term debt                      191,961         193,061          176,376
     Other long-term liabilities           2,952           2,775            2,677
     Common stockholders' equity        $ 23,662       $  24,001        $  25,499


4.    REORGANIZATION OF LIFE INSURANCE OPERATIONS

On June 6, 1996, Riverside completed the reorganization of its life insurance operations with Circle Investors, Inc. ("Circle"), a privately held company engaged in providing financial services (the "Life Insurance Reorganization"). As a result of this transaction, a wholly-owned subsidiary of AFAC, that wholly-owned all of Riverside's insurance subsidiaries, merged with Circle. Riverside received net cash of $13.5 million, after payment in full of the AFAC bank debt, taxes and expenses. Additionally, Riverside received 2,267,000 shares of Circle common stock and 3,600 shares of Circle Series C Preferred Stock. Riverside also retained 951,486 shares of Wickes common stock, real estate with a net appraised value of $2.0 million, and certain miscellaneous assets that were previously owned by the insurance subsidiaries. These retained assets have been recorded at the lower of historical carryover cost or fair value, consistent with transactions between companies under common control. The real estate appraised value is net of an $18.0 million mortgage owned by American Founders (see Note 10. "Long-Term Debt").

In 1995, Riverside estimated and reported a loss on the reorganization of the life insurance operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Riverside initially recorded its investment in Circle at $2.3 million for the common shares ($1.00 per share) plus $3.6 million liquidation value for the preferred shares, for a total of $5.9 million. Riverside subsequently recorded a loss on impairment of approximately $0.6 million based upon an independent appraisal of the Circle shares and a merger agreement that Circle and an unrelated party entered into in March 1997. Additionally, the loss on impairment was offset by consideration paid to Riverside by the life insurance subsidiaries of approximately $431,000 for utilization of tax benefits related to life insurance operations through June 6, 1996. Riverside's investment in Circle is reported on the equity method through December 30, 1997. Accordingly, the consolidated balance sheet at December 31, 1997 does not include the individual consolidated assets and liabilities of Circle's life insurance operations.

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

6.    INVESTMENT IN GREENLEAF

As of September 30, 1998, the Company entered into and completed an agreement with Greenleaf Technologies Corporation ("Greenleaf"), based in Iselin, New Jersey, whereby the Company has acquired common shares of Greenleaf in exchange for 100% of the common stock of the Company's wholly owned subsidiary, GameVerse, Inc. ("GameVerse"). As a result of the transaction, the Company now owns 14,687,585 shares, or approximately forty percent of Greenleaf's outstanding common shares. The Company also received two five year options to acquire additional newly-issued shares of Greenleaf's common stock (1) 5,733,333 shares at an average exercise price of $.25 per share; (2) 1,581,249 shares at an exercise price of $.15 per share. In accordance with the Accounting Principles Board Opinion Number 29: Accounting for Nonmonetary Transactions, the Company has recorded zero basis in its investment in Greenleaf. The calculated market value of the Company's investment in Greenleaf at the time of the transaction was approximately $6.7 million based on Greenleaf's stock price of $.46 per share on the over-the-counter Bulletin Board. At December 31, 1998, the calculated market value of the Company's investment in Greenleaf was approximately $23.8 million based on Greenleaf's stock price of $1.625 per share on the over-the-counter Bulletin Board. The calculated value has been determined by multiplying 14,687,585 shares owned by the Company by the stock price listed on the Over-the Counter Bulletin Board on the respective date. Greenleaf stock is thinly traded with an average weekly volume of 23,000 shares to 151,000 shares. The Company has not determined a valuation of its investment in Greenleaf under a block sale scenario, nor can the Company estimate how many shares and at what market price per share could be sold over any specified period of time without adversely affecting market price. For information concerning discussions between the Company and Greenleaf concerning the possible adjustment of the merger consideration that would reduce the Company's percentage of ownership of Greenleaf. See Note 11. "Commitments and Contingencies".


7.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant and equipment consists of:

                                              December 31,
                                              -------------
                                             1998       1997
                                             ----       ----
                                             (in thousands)
      Land and improvements                $    --    $12,781
      Buildings                                 --     27,632
      Machinery and equipment                  901     30,960
      Leasehold improvements                    --      2,202
      Construction in progress                  --        844
                                          --------   --------
                                               901     74,419

      Less: Accumulated depreciation
            and amortization                   499     31,443
                                          --------   --------
                                               402     42,976
      Assets held for sale, net                 --      3,816
                                          --------   --------
      Property, plant, and equipment, net $    402    $46,792
                                          ========   ========

The Company reviews assets held for sale in accordance with the SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded a loss of $156,000 to report land, land improvements and buildings held for sale at their net realizable value in 1997. This charge is included under Restructuring and Unusual items on the Consolidated Statement of Operations.

8.    INVESTMENTS

      REAL ESTATE INVESTMENTS

      Investment in real estate consists of the following:

                                                            December 31,
                                                            ------------
                                                          1998         1997
                                                          ----         ----
                                 (in thousands)
Commercial rental property, net                       $    373     $    387
Land held for investment                                 9,250       13,877
Investments in real estate joint ventures                   44           65
                                                      --------     --------
  Gross real estate investments                          9,667       14,329
Related mortgage debt                                  (11,345)     (16,038)
                                                      --------     --------
Real estate investments, net of mortgage debt         $ (1,678)    $ (1,709)
                                                      ========     ========

Certain of the Company's real estate was acquired from affiliates and has been recorded at historical carryover cost. Commercial rental property carrying values are net of accumulated depreciation of $157,000, and $144,000 at December 31, 1998 and 1997, respectively.

As of December 31, 1998, the Company had $7,361,000 of its investments in real estate in Georgia properties, $2,254,000 in Florida properties, and $52,000 in other states.

NET INVESTMENT INCOME

      The major categories of investment income(loss) are summarized as follows (in thousands):
                                       1998         1997         1996
                                       ----         ----         ----

Fixed maturities                    $     --    $     --       $ 4,380
Equity securities                         --          --            19
Mortgage and construction loans           --          --         1,194
Investment in real estate               (110)       (291)         (254)
Policy loans                              --          --           452
Short-term and other investments          78         260         1,740
                                     -------     -------       -------
   Total investment income               (32)        (31)        7,531
                                     -------     -------       -------
Investment expenses                       --          --        (1,206)
                                     -------     -------       -------
   Net investment income(loss)       $   (32)    $   (31)      $ 6,325
                                     =======      ======       =======

The Company earned no revenue during 1998 from $9,249,000 of investments in real estate.

Investment income for 1996 includes investment income from the Life Insurance Subsidiaries only through June 6, 1996; therefore, comparisons between years are not meaningful.

REALIZED INVESTMENT GAINS AND LOSSES

      Net realized investment gains(losses) are summarized below (in thousands):

                                       1998         1997        1996
                                       ----         ----        ----
Fixed maturities
 Available for sale                 $    --      $    --      $ 1,070

Equity securities
 Available for sale                      --           --          (54)

Investment real estate                1,338          897          656
Related party investments            (1,837)          --           --
                                    -------      -------       ------
 Net realized gains(losses)         $  (499)     $   897      $ 1,672
                                    ========     =======      =======

Investment gains(losses) for 1996, includes the realized gains and losses earned on the Life Insurance Subsidiaries' fixed maturities and equity securities through June 6, 1996.

--------------------------------------------------------------------------------

9.    ACCRUED LIABILITIES

The following table summarizes the accrued liabilities for the past two years. For 1997, accrued liabilities included $22 million from Wickes.


                                                           December 31,
                                                           ------------
                                                          1998      1997
                                                          ----      ----

                 Accrued payroll                      $    240      $ 8,267
                 Accrued interest                          361        1,876
                 Accrued liability insurance                --        4,178
                 Accrued restructuring charges              --        1,348
                 Other                                     776        7,442
                                                      --------     --------
                        Total accrued liabilities     $  1,377     $ 23,111



10.   LONG-TERM  DEBT

Consolidated long-term and mortgage debt obligations are summarized as follows:

                                                                  December 31,
                                                                  ------------
                                                                1998       1997
                                                                ----       ----
                                                                 (in thousands)
THE PARENT GROUP

LONG-TERM DEBT
      Subordinated notes, net of discount of
      $173,000 in 1998 and $375,000 in 1997,
      interest payable at 13% semi-annually,
      principal due September 30, 1999                        $ 9,827   $ 9,625

      Bank loan                                                    --       656

      Other                                                       944        --

                                                              -------   -------
      Total long-term debt                                     10,771    10,281

      Less current maturities                                 (10,356)     (656)

                                                              -------   -------
      Total Company long-term debt less current maturities   $    415   $ 9,625
                                                             ========    =======

MORTGAGE DEBT
      Mortgage debt, non-recourse                             $11,345   $16,038

      Less current maturities                                      --        --

                                                               -------  -------
Total Company long-term mortgage debt less current maturities  $11,345  $16,038
                                                               =======  =======

WICKES
      Revolving line of credit, interest payable at 1.50% above prime or 3.0% over LIBOR,




      principal due March 31, 2001                             $     --    $ 93,045

      Senior subordinated notes, interest payable
      at 11-5/8% semi-annually, principal due
      December 15, 2003                                              --     100,000

      Other                                                          --          62
                                                               --------    --------

      Total long-term debt                                           --     193,107

      Less current maturities                                        --         (46)

                                                               --------    --------
      Total Wickes' long-term debt less current maturities           --     193,061
                                                               --------    --------



   Total consolidated long-term debt less current maturities    $11,760    $218,724

                                                               --------    --------
Total consolidated long term and mortgage debt                  $22,116    $219,426
                                                               ========    ========



As of December 31, 1998, Prime and London InterBank Offered Rate ( "LIBOR") three-month rates were 7.75% and 5.3125% respectively.

THE PARENT GROUP

SUBORDINATED NOTES ("13% NOTES")

These notes may be prepaid in whole or in part upon payment of a premium of 2.889% declining to zero after September 30, 1998. These notes were recorded at an original discount of $1,256,000 which is being amortized using the interest method over the term of the notes.

Holders of a majority of the 13% Notes have informed the Company that they are evaluating whether certain transactions and other circumstances are such that a material adverse change in the Company's financial condition has resulted or would result (which might authorize the holders of the 13% Notes to accelerate the maturity of the Notes). For further information see Note 16. "Subsequent Events" and Note 11. "Commitments and Contingencies".

OTHER

WICKES PROMISSORY NOTE

In February of 1998, Riverside completed the acquisition of e-commerce and advertising operations formerly owned by Wickes. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. For these operations, Riverside paid consideration of approximately $872,000 in the form of a 3-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, Riverside agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest. At December 31, 1998, the Company had made payments of $115,752 under the promissory note but was delinquent with respect to required payments of approximately $169,474 of principal and interest. Wickes has deferred these payments and interest thereon until June 30, 1999. During this extension the interest rate will be based on the prime lending rate plus four percentage points.

BANK LOAN

On June 24, 1997, Riverside modified its existing obligation to a third party in the approximate amount of $900,000. As modified, the terms of this obligation call for monthly principal payments of $101,150 commencing October 1, 1997 with the balance due July 15, 1998, with earlier payments required from proceeds of the Circle merger in excess of $2.5 million released from pledge under Riverside's real estate indebtedness. On November 7, 1997, Riverside executed a reinstatement agreement following Riverside's default under the obligation. On March 31, 1998, the Company repaid this loan in full.

LINE OF CREDIT

On May 1, 1997, Riverside obtained a $1.5 million demand bank line of credit collateralized by 800,000 shares of Wickes' common stock and 2,330 shares of preferred stock of Circle. Borrowings under this line of credit bear interest payable monthly at two percent above the lender's standard rate, and principal is payable upon demand and is designed to be paid with the cash proceeds of the pledged Circle shares in a pending transaction. Monthly principal payments of $125,000 per month are required beginning November 1, 1997 if the principal has not otherwise been demanded or paid. On December 31, 1997, this line was paid in full with proceeds from the Circle closing (See Note 4. "Reorganization of Life Insurance Operations").

WICKES INC.

REVOLVING LINE OF CREDIT

At December 26, 1998 Wickes had a revolving line of credit, which was to expire on March 31, 2001. Under this line of credit Wickes could borrow against certain levels of accounts receivable and inventory, up to a maximum credit limit of $130,000,000. At December 26, 1998, the amount available for additional borrowing was $32,680,000. A commitment fee of 1/2 of 1% was payable on the unused portion of the commitment. The weighted-average interest rate for the years ending December 26, 1998 and December 27, 1997 was approximately 8.2% and 8.8% respectively.

Substantially all of Wickes' accounts receivable, inventory, general intangibles and certain machinery and equipment were pledged as collateral for the revolving line of credit. Covenants under the related debt agreements required, among other restrictions, that Wickes maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricted among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions without prior approval from the lender.

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

On April 20, 1998, Riverside amended certain terms of its mortgage debt. In connection with the amendment, (i) the Parent Company pledged an additional 325,000 shares of Wickes' common stock in substitution for the $1.4 million cash then held by the lender as collateral and (ii) agreed to a reduced collateral value for the shares of pledged Wickes' common stock.

As of December 31, 1998, there were 2,002,337 shares of Wickes' common stock held as collateral on the real estate.

AGGREGATE MATURITIES

The aggregate amounts of consolidated future minimum principal payments on long-term debt are as follows: (in thousands)
            Year
            ----
            1999                 10,356
            2000                    280
            2001                    134
            2002                    102
            Thereafter           11,244

11.   COMMITMENTS AND CONTINGENCIES

WICKES INC.

At December 26, 1998, Wickes had accrued approximately $152,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by Wickes have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. Wickes has currently reserved $60,000 for estimated clean up costs at 15 of its locations.

Wickes has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and Wickes' prior experience, Wickes has established a reserve of $45,000 for these matters.

Wickes is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which Wickes has no connection other than as a customer. Wickes has entered into a cost sharing agreement with its insurers, and any liability is expected to be minimal.

Wickes is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. Since 1993, Wickes has settled 16 similar actions for insignificant amounts, and another 186 of these actions have been dismissed. As of March 15, 1999 none of these suits have made it to trial.

Losses in excess of the $152,000 reserved as of December 26, 1998 are possible but an estimate of these amounts cannot be made.

THE PARENT GROUP AND WICKES

On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale by Wickes in 1996 of 2 million newly-issued shares of Wickes' Common Stock to Riverside Group, Inc., Wickes' largest stockholder, was unfair and constituted a waste of assets and that Wickes' directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of Wickes' shareholders equitable relief or to obtain unspecified damages with respect to the transaction. There was no activity in this suit in 1998.

The Company and Wickes are involved in various other legal proceedings which are incidental to the conduct of their businesses. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

The Company and its subsidiaries have various operating leases for which approximately $10,461,000, $10,817,000, and $10,368,000 was expensed in 1998,
1997 and 1996, respectively. As of December 31, 1998, the Company and its subsidiaries lease its home office property for approximately $201,000 per year. This lease expires in May of 1999.

The Company's total future minimum commitments for noncancelable operating leases are as follows (in thousands):

                           Year                             Amount
                           1999                               320
                           2000                               148
                           2001                                29
                           2002                                 7
                           2003                                 1
                           Total                              505


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

On December 1, 1997, the Company completed the sale of its mortgage lending operation to an unrelated third party. The Company did not realize any gain or loss from the transaction, but agrees to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 62,500 shares of its Wickes' common stock pledged as collateral for this indemnification obligation. As the construction loan portfolio decreases, the shares held as collateral will be released. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operations.

PARENT COMPANY LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. In light of the Company's current projected earnings and cash flow, management believes the Company does not have the financial resources to maintain its current level of operations through the second quarter of 1999. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations.As described below, the principal source of funds for these purposes in the past, and for the payment of interest on the Company's indebtedness, has been sales of shares of Wickes common stock. The Company is currently working on additional options as discussed below.

The principal user of the Company's cash has been and continues to be Buildscape. The Company has been actively seeking to obtain venture capital financing for Buildscape sufficient to support Buildscape's cash needs. Although the Company has held discussions with several venture capital firms, the Company has received no definite financing proposals, and there can be no assurance that any such financing will be obtained or that any financing obtained will be sufficient to support Buildscape's operations for a long period of time. The Company will continue to evaluate Buildscape's prospects in light of available funds and may reduce or curtail these operations as appropriate.

At March 31, 1999, the Company estimates that it will have approximately $105,000 of cash on hand and $500,000 of available borrowings under its loan agreement with Imagine Investments, Inc. ("Imagine") described below. Also, at March 31, 1999, the Company estimates that it will have approximately $777,000 of accounts payable and other current liabilities, approximately $430,000 of which are past due. In addition, $252,000 of these current liabilities are principal and interest payments due to Wickes that were overdue but which have been deferred until June, 1999 by Wickes. Also, the Company is not in compliance with certain of the terms of the original loan agreement with Imagine and has obtained a waiver of defualt through June 30, 1999. Additional borrowings under the Imagine agreement are subject to Imagine's approval, and there can be no assurance that the Company will be able to comply with the terms of this loan agreement or that such additional borrowings will be available. In view of the foregoing, the Company anticipates that it will have to begin asset sales or obtain additional funds from other sources in the very near future.

In addition, the $10,000,000 principal of the Company's 13% Notes is due in September 1999, the $1,000,000 principal of the Company's short-term loan from Imagine described below is due September 15, 1999, and approximately $468,000 of interest on the Company's real estate indebtedness described below, which might not be funded from real estate sales, is due on June 30, 1999. The holders of the 13% Notes have expressed concerns about, among other things, the transactions effected pursuant to the October 5, 1998 agreement between the Company and Imagine (the "Imagine Agreement") described below. Holders of a majority of the 13% Notes also informed the Company that they were evaluating whether these transactions and other circumstances were such that a material adverse change in the Company's financial condition had resulted or would result (which might have authorized holders of the 13% Notes to accelerate the maturity of the 13% Notes). The Company and these note holders have agreed in principle to replace the 13% Notes, with new unsubordinated promissory notes due September 30, 2200 that would bear 11% interest and be secured by a junior lien on the collateral securing the Company's real estate indebtedness and 10 million shares of Greenleaf common stock. The Company and these note holders have agreed to negotiate in good faith toward completion of this transaction, but this transaction will be subject to the approval of certain of the Company's creditors and there can be no assurance that this transaction will be completed. The Company anticipates that to repay the principal of the 13% Notes, whether or not replaced, it will need to obtain significant additional funds through borrowings, issuance of debt or equity securities, or asset sales.

The principal asset that could be sold by the Parent Company would be its shares of Wickes common stock. At March 22, 1999, approximately 2,064,837 of the Parent Company's 3,000,515 shares of Wickes common stock are pledged to secure various obligations of the Company. In addition, the Company's shares of Wickes common stock are subject to securities law restrictions on resale. Pursuant to previously existing registration rights, at the Company's request Wickes has filed a shelf registration statement with respect to 1,000,000 shares of Wickes common stock held by the Company. At the Company's request, Wickes has not, however, sought to have this registration statement declared effective by the Securities and Exchange Commission pending the Company's consideration of the various financing alternatives available to it.

The Company may also seek to sell shares of Greenleaf common stock. Effective September 30, 1998, the Company exchanged all of the outstanding shares of its wholly-owned subsidiary, GameVerse, Inc. for approximately 40% of the outstanding securities of Greenleaf. These securities presently may not be sold in the open market, and the Company anticipates that its ability to sell significant amounts of these securities will be limited. Greenleaf and the Company have, as a result of Greenleaf's dissatisfaction with the transaction, had discussions regarding possible adjustments to the merger consideration that would reduce the Company's percentage of ownership in Greenleaf. These discussions led to a proposal whereby a portion of the Company's shares of Greenleaf was to have been sold to a third party investor identified by Greenleaf with proceeds of the sale to be split between Greenleaf and the Company. This proposal was not implemented, and at this date, all discussions of this nature have been dropped.

The Company's $11.3 million of real estate indebtedness is secured by the Company's real estate and 2,002,337 shares of Wickes common stock. The amount of required collateral for this indebtedness is adjusted quarterly. Additional collateral would be required in the event there is any collateral deficit, at any quarterly valuation date, which would depend upon factors including the market value of Wickes' common stock and the timing and amount of real estate sales. Approximately $468,000 of interest is due on this indebtedness on June 30, 1999. Although the Company has under contract sufficient real estate sales to pay this interest, these sales may not close until after that date, and the Company may need to seek an extension for such payment from the lender or to pay this interest from another source.

In order to meet the required interest payment due September 30, 1998 on the 13% Notes and to fund the Company's other cash needs, on October 5, 1998, the
Company entered into an agreement (the "Imagine Agreement") with Imagine pursuant to which the Company sold Imagine a total of 1,000,000 shares of Wickes common stock at $3.25 per share. The Company also sold an additional 82,000 shares of Wickes common stock to Imagine in December for $3.75 per share and an additional 16,600 shares of Wickes common stock in open market transactions at prices ranging between $3.9175 and $4.668. Under the Imagine Agreement, the Company granted Imagine a right of first refusal with respect to all of the shares of Wickes common stock beneficially owned by it for eighteen months after October 5, 1998. A condition to the obligations of Imagine under the Imagine Agreement was that the Company create two vacancies on its Board of Directors and that Robert T. Shaw and Harry T. Carneal be elected to fill such vacancies. On October 5, 1998, two directors of the Company, Kenneth M. Kirschner and
Frederick H. Schultz, resigned from the Company's Board of Directors, and Messrs. Shaw and Carneal were elected to fill these vacancies. See Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

In order to obtain funds for the continuation of Buildscape's operations, on March 11, 1999, Buildscape entered into a short-term loan agreement with Imagine pursuant to which Buildscape borrowed $500,000 in March 1999 and pursuant to which the company may borrow, subject to Imagine's approval, an additional $500,000 before May 15, 1999. This loan is due September 15, 1999, bears interest at the annual rate of 10%, is guaranteed by Riverside and certain of its subsidiaries, and is secured by a pledge of the stock of Buildscape and certain of the Company's subsidiaries and by a security interest in the assets of Buildscape and these subsidiaries. The Company anticipates that this loan would be repaid with a portion of the proceeds of any venture capital financing obtained for Buildscape. Management is currently having discussions with Imagine regarding increasing the amount and extending the term of this loan. In connection with this loan, the Company granted Imagine an option to purchase 10% of Buildscape's currently outstanding shares at 80% of the price for such shares set in any venture capital financing or if venture capital financing is not obtained for an amount equal to the Company's investment in Buildscape as calculated on a per share basis. The documents related to this loan place various restrictions on the Company and Buildscape, including, among other things, a requirement that the Company maintain at least $1 million of stockholders' equity and a prohibition against incurrence by the Company, Buildscape, or any of the Company's subsidiaries that guaranteed the loan, from incurring additional debt. As discussed above, the Company has had to obtain a waiver of compliance with certain of these restrictions.

The Company's assessment of the matters described in this note and other forward-looking statements ("Forward-Looking Statements") in these notes are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. The outcome of certain matters described in this note may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, Wickes' ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom Wickes may be entitled to indemnity, and the unpredictability of matters in litigation.

In addition, the discussion above of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's success in obtaining of venture capital financing for Buildscape, (ii) the outcome of the Company's discussions with the holders of the Company's 13% Subordinated Notes due September 1999 ("the 13% Notes"), (iii) the success of and level of negative cash flow generated by the Parent Company's Internet, e-commerce and advertising operations, (iv) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (v) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of the Parent Company's internet, e-commerce and advertising operations, (vi) the ability of the Company to raise funds through sales of Wickes common stock and Greenleaf securities, (vii) the outcome of the Company's discussions with Greenleaf, and (viii) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia and Jacksonville, Florida. In addition to the factors described above, the Company's ability to sell Wickes common stock or Greenleaf securities would depend upon, among other things, the trading prices for these securities, and, in light of the relatively low trading volume for these securities, possibly the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.


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

As of December 31, 1998, the ESOP owned 181,417 shares of the Company's common stock, of which 48,705 shares were pledged under ESOP loans from the Company. Contributions to the ESOP for payment of principal and interest on the ESOP loans, were $65,000, $97,000, and $97,000 in 1998, 1997 and 1996, respectively.
Loans from the Company to the ESOP of $268,000 in 1994 were used to purchase additional shares of common stock.

Notes receivable from the ESOP issued to purchase common shares are held by the Company and its subsidiaries. Statement of Position ("SOP") 93-6 issued in 1994 requires presentation of all leveraged shares held by the ESOP ("Unearned ESOP shares") as a reduction to additional paid in capital. Accordingly, the unpaid balance of the notes receivable of $443,000 was reclassified to stockholders' equity in 1994. As of December 31, 1998, this amount has been reduced to $189,500 by the cost of ESOP shares released by repayments on these notes. Unearned ESOP shares are not treated as outstanding for the calculation of earnings per common share. The fair value of unearned ESOP shares as of December 31, 1998 was approximately $184,843.

STOCK OPTION PLANS

In 1985 the Company established the Riverside Group, Inc. Non-qualified Stock Option Plan (a fixed option plan for employees and directors). In 1995, the Incentive Stock Option Plan terminated. Additional information with respect to stock options is as follows:

                                          Number of Option Shares              Option Price
                                          -----------------------       ------------------------

                                           Total      Exercisable       Per Share          Total
                                           -----      -----------       ---------          -----


Outstanding at December 31, 1993          256,000      256,000         $3.33-$11.88      $1,247,130
Granted                                    10,000           --                 7.00              --
Vested                                         --           --                   --              --
Exercised                                 (30,000)     (30,000)                3.33         (99,900)
Expired or canceled                        (4,000)      (4,000)          3.33- 8.88         (35,520)
                                         --------    ---------          -----------      ----------
Outstanding at December 31, 1994          232,000      222,000          $3.33-11.88      $1,111,710
Granted                                        --           --                   --              --
Vested                                         --        2,500                 7.00          17,500
Exercised                                 (46,800)     (46,800)                3.33        (155,844)
Expired or canceled                       (82,200)     (82,200)           3.33-8.88        (313,026)
                                        ---------    ---------          ------------     ----------
Outstanding at December 31, 1995          103,000       95,500           $5.33-11.88     $  660,340
Granted                                        --           --                    --             --
Vested                                         --           --                    --             --
Exercised                                      --           --                    --             --
Expired/Canceled                          (30,000)     (30,000)                   --       (159,900)
                                        ---------    ---------          ------------     ----------
Outstanding at December 31, 1996           73,000       65,500           $5.33-$11.88    $  500,440
Granted                                    50,000       50,000                  $3.00       150,000
Vested                                         --           --                     --            --
Exercised                                      --           --                     --            --
Expired/Canceled                           (3,000)      (3,000)                  8.88       (26,640)
                                        ---------    ---------           ------------    ----------
Outstanding at December 31, 1997          120,000      112,500           $3.00-$11.88    $  623,800
Granted                                        --           --                     --            --
Vested                                         --           --                     --            --
Exercised                                      --           --                     --            --
Expired/Canceled                          (70,000)     (62,500)          $6.00-$11.88        473,800
                                        ---------    ---------           ------------    -----------
Outstanding at December 31, 1998           50,000       50,000                  $3.00    $   150,000
                                        =========    =========           ============    ===========

Options  outstanding  as of December  31, 1998  expire in 1999  through  2006 as follows:


                                Shares       Option         Price       Expiration
                             Exercisable   Per Share        Total          Date


                                50,000         3.00         150,000    December 2006
                                                           --------
                                                           $150,000
                                                           ========


The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plan and, accordingly, no compensation cost has been recognized related to the stock option. Had compensation cost been determined in accordance with SFAS 123, the impact on the Company's net income and earnings per share would have been immaterial for 1998 and 1997. In January of 1997, the Company granted a non qualified stock option for 50,000 shares of its stock with an exercise price of $3.00 per share. The Company did not grant any options in 1998 or 1996.

401(K) PLAN

The Company has a Deferred Compensation Plan for all its eligible employees which allows participants to defer up to ten percent of their salary pursuant to
Section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation for employees contributing up to 6%. Employees are 100% vested in their contributions and vest in the Company's contribution over a period of seven years. The Company's contribution was $11,000, $23,000, and $28,000 during 1998, 1997 and 1996, respectively.

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

The Company will file a consolidated tax return for 1998 which will include all its subsidiaries with the exception of Wickes. Riverside's ownership in Wickes is below the requirements which allow consolidation for tax purposes, therefore Wickes will file a separate consolidated return with its subsidiaries.

At December 31, 1998, the Company has net operating loss carry forwards available to offset income of approximately $50 million expiring in years 2000 through 2013. To the extent carry forwards existing at the subsidiaries' acquisition dates have been utilized, the tax benefits are reflected as reductions to the excess of cost over fair value of net assets acquired and the value of acquired insurance in force.

At December 28, 1998, Wickes has net operating loss carry forwards available to offset their consolidated taxable income of approximately $43.3 million expiring in years 2005 through 2013. In 1993 Wickes underwent a change of ownership as defined by section 382 of the Internal Revenue Code of 1986. As a result of this, certain of the loss carry forwards of Wickes were limited to an annual limitation of approximately $2.6 million a year. At December 26, 1998 approximately $7.5 million of these loss carryforwards were affected by this limitation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established to reduce deferred tax assets to the amount which more likely than not will be realized in the future. The components of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):
                                                         1998             1997
                                                         ----             ----
Deferred tax assets:
Difference in valuations of investments and capital
 loss carry forwards                                        --           1,399
Trade accounts receivable                                  259           1,539
Inventories                                                 --           1,895
Accrued personnel cost                                      --           2,013
Other accrued liabilities                                   46           6,796
Difference in investment carrying values                 7,489           6,299
Net operating loss and AMT credit carry forwards        18,821          33,400
Other                                                       --           3,348
                                                       -------         -------
         Total deferred tax assets                      26,615          56,689
Valuation allowance for deferred tax assets            (25,512)        (22,255)
                                                       -------         -------
         Net deferred tax assets                       $ 1,103         $34,434
                                                       -------         -------
Deferred tax liabilities:
Property, plant & equipment                                 --           1,365
Difference in asset bases                                  651             615
Goodwill & trademark                                        --           2,687
Other accrued income items                                 452             451
                                                       -------         -------
         Total deferred tax liabilities                  1,103           5,118
                                                       -------         -------
Net deferred tax assets                                $    --         $29,316
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

The income tax provision for 1998 consists of both current and deferred amounts. The components of the income tax provision are as follows:

                                                 1998         1997        1996
                                                 ----         ----        ----
Taxes currently payable
 Federal income tax                            $   --      $    --     $     --
     State income tax                             726        1,099          259

Deferred expense(benefit)                       3,002         (153)          61
                                               ------        ------      ------

Total income tax expense(benefit)              $3,728       $  946       $  320
                                               ======       ======       ======


The deferred tax expense recorded in the current year results from temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The sources of these differences and the tax effect of each were as follows (in thousands):

                                                 1998         1997        1996
                                                 ----         ----        ----
Change in bad debt reserve                    $  (430)     $  (541)     $   203
Difference in tax and book inventory             (506)          60          245
Settlement of deferred compensation                48          (76)         (86)
Change in accrued liabilities                   1,262          116        4,562
Utilization/creation of NOL                    (2,705)        (220)      (5,387)
AMT credit & cap loss carryover                    --       (1,006)        (471)
Difference in tax and book asset basis             22       (1,004)      (4,405)
Difference in book and tax intangibles            302          634       (6,245)
Change in accrued income items                     --         (210)         182
Difference in reserves, net                        --           --        2,357
Difference in valuations of investments
   and capital loss carry forwards                210         (845)       7,896
Differences in reporting unearned premium,
   accrued income, expenses and other              --           --           (8)
Change in valuation allowance                   4,799        1,857        1,218
                                              -------      -------      -------

Deferred tax expense(benefit)                 $ 3,002       $ (153)     $    61
                                              =======       =======     =======

Actual income tax expense(benefit) on income(loss) differs from expected tax expense computed by applying the Federal corporate tax rates of 34% in 1998, 1997 and 1996 as follows (in thousands):

                                                   1998       1997       1996
                                                   ----       ----       ----
Tax expense/benefit computed at statutory rate  $(3,094)    $(2,036)    $ 1,768

Increase (decrease) in taxes resulting from:
Effect of the difference in tax
      treatment of goodwill                         135          --          69
State and local income taxes                        386         714         259
Other                                             1,502         411        (558)
Change in valuation allowance                     4,799       1,857      (1,218)
                                                -------     -------     -------
Actual tax expense(benefit)                     $ 3,728     $   946     $   320
                                                =======     =======     =======

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

INVESTMENT IN WICKES INC. - The fair value of Wickes is determined by the NASDAQ National Market System quoted market price.

INVESTMENT IN GREENLEAF TECHNOLOGIES, INC. - The market value of Greenleaf is determined by the Over-the-Counter Bulletin Board price as described below.

LONG TERM DEBT - The carrying amount is a reasonable estimate of fair value, as the stated rates of interest represent current market rates.

MORTGAGE DEBT - The carrying amount is a reasonable estimate of fair value, as the stated rates of interest represent current market rates.

The estimated fair value of the Company's financial instruments at December 31, 1998 are summarized as follows:
                                December 31, 1998
                                                Carrying          Estimated
                                                Amount            Fair Value

Financial assets:
   Cash and cash equivalents                   $    509            $    509
   Investment in Wickes Inc.                     14,995              14,303
   Investment in Greenleaf Technologies              --              23,867*
  Financial liabilities:
   Long-term debt                                   415                 415
   Mortgage debt, related party                  11,345              11,345

*Calculated based on quoted market price times shares. As the company is a start-up operation with little revenue and on-going development expenses, its price is volatile and volume is low to moderate. This amount is not intended to represent the amount which the Company could realize upon liquidation. Also see
Note 6. "Investment in Greenleaf".

15.   RELATED PARTY TRANSACTIONS

The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson. Reimbursement expenses were $398,500, in 1998, $925,000 in 1997, and $639,000 in 1996. In 1996 the Company
recorded income of $199,000 with respect to salaries and other Company expenses related to airplane use either charged to or paid by this affiliate of Mr. Wilson. In 1997, the Company established a reserve for approximately $434,000 related to such salaries and expenses either incurred in 1997 or incurred in prior years and charged to this affiliate and not previously paid. In 1998, the Company (exclusive of Wickes) incurred $104,000 of costs from the use of the airplane. This amount reduced the reserve recorded in 1997 to $327,000.

A former director and executive officer of the Company was during most of 1998, and all of 1997 and 1996, a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $515,000, $834,000, and, $877,000 for legal services provided to the Company during 1998, 1997, and 1996, respectively.

Included in operations for 1998, 1997 and 1996 is income related to office expenses and tax services either paid to the Company or charged by the Company to Wilson Financial of $(632), $22,000, and $7,000, respectively. At December 31, 1998, there was an intercompany balance of approximately $103,000 owed by Wilson Financial to Riverside related to these net expenses. This balance was reclassified from current assets to long term assets at December 31, 1998.

Riverside made loans to a company owned by one of its directors in the amount of $154,114 and $225,000 in 1996 and 1995, respectively. Riverside restructured these notes in 1996, extending the maturity date to June 30, 1997. Riverside is currently discussing modifying the terms and collateral of this note. In 1998 and 1997, Riverside owed this company consulting fees of $67,500 and $90,000, respectively, for services rendered in connection with the natural gas program of Wixx. Both parties agreed to apply the fees against the outstanding principal and interest on the notes. In September of 1998, Riverside decided to discontinue the natural gas program of Wixx. As a result, Riverside established a reserve in the amount of $240,000 in respect to the outstanding principal less the future board of directors fees that Riverside will apply to the remaining balance.

In late September and early October 1997, the Company sold an aggregate of 64,875 shares of Wickes' common stock to Kenneth M. Kirschner, former Vice Chairman and director of the Company, and an executive officer of Wickes, and Frederick H. Schultz, a former director of the Company. The aggregate purchase price was $290,000, or $4.47 per share, which equaled the 30-day average closing bid price for Wickes' common stock on the NASDAQ National Stock Market prior to the sales.

In the fourth quarter of 1997, J. Steven Wilson, the Company's Chairman, President and Chief Executive Officer advanced $160,000 to the Company. The Company repaid this in June 1998. In addition, the Company advanced Mr. Wilson $150,000 in June 1998. Mr. Wilson repaid this in March of 1999.

During the fourth quarter of 1998 and the first quarter of 1999, the Company sold a total of 1,082,000 shares of its Wickes' common stock to Imagine. The president of Imagine is on the Company's and Wickes' Board of Directors. For further information see Note 3. "Investment in Wickes". In March of 1999, Imagine and the Company entered into a $1,000,000 loan agreement. For further information see Note 11. "Commitments and Contingencies".

16.      Subsequent Events

On October 5, 1998, the Company and Imagine entered into a Stock Purchase Agreement. In connection with this agreement, on January 26, 1999, Imagine exercised the Call Option with respect to the remaining 365,000 shares. This transactions reduced the Company's ownership in Wickes from 41% to 36%. (For further information concerning this agreement, see Note 3. "Investment in Wickes").

In March 1999, the Company entered into an agreement to sell approximately 27 acres of its investment in real estate for approximately $1.7 million. The entire sales proceeds will be used to fund an escrow account for the accrued interest due in June 1999, and the excess will be applied against the remaining principal balance of the Notes. (See Note 10. "Long-Term Debt").

In order to obtain funds for the continuation of Buildscape's operations, on March 11, 1999, Buildscape entered into a short-term loan agreement with Imagine pursuant to which Buildscape borrowed $500,000 in March 1999 and pursuant to which the company may borrow, subject to Imagine's approval, an additional $500,000 before May 15, 1999. For further information see Note 11. "Commitments and Contingencies".

At December 31, 1998, the Company had made payments of $115,752 under the Wickes promissory note but was delinquent with respect to required payments of approximately $169,474 of principal and interest. Wickes has deferred these payments and interest thereon until June 30, 1999. During this extension, the interest rate will be based on the prime lending rate plus four percentage points.

The Company and the 13% Note holders have entered into a letter of intent pursuant to which the 13% Notes, would be replaced with new unsubordinated promissory notes due September 30, 2000 that would bear 11% interest and be secured by a junior lien on the collateral securing the Company's real estate indebtedness and 10 million shares of Greenleaf common stock. For furhter information see Note 11., "Commitments and Contingencies".

17.   Industry Segment Information and Quarterly Results of Operations

   The following table sets forth certain financial data for the past three years for the following segments: e-commerce and advertising, web design and internet connectivity, building materials, life insurance and other segments. Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998, all of 1997, and the third and fourth quarters of 1996. The Company accounted for its investment in Wickes' under the equity method for the fourth quarter of 1998 and the first and second quarters of 1996. "Other" includes real estate, parent company, financial services, and discontinued operations and all eliminating entries for inter-company transactions.

                                             Years Ended December 31,
                                      1998              1997             1996
                                      ----              ----             ----
                                                  (in thousands)
                                                  --------------
SALES:
   E-Commerce & Advertising       $      30           $     --       $       --
   Web Design & Internet Access         486                 --               --
   Building Materials(1)            667,024            884,082          467,254
   Life Insurance                        --                 --               --
   Other                                164                 --               --
                                  ---------          ---------        ---------
            Total                 $ 667,704          $ 884,082        $ 467,254
                                  =========          =========        =========

COST OF SALES:
   E-Commerce & Advertising       $      14          $      --       $       --
   Web Design & Internet Access         182                 --               --
   Building Materials(1)            508,896            681,056          363,930
   Life Insurance                        --                 --               --
   Other                                170                 --               --
                                  ---------          ---------        ---------
            Total                 $ 509,262          $ 681,056        $ 363,930
                                  =========          =========        =========

OTHER INCOME:
   E-Commerce & Advertising       $      --          $      --         $     --
   Web Design & Internet Access          --                 --               --
   Building Materials(1)              5,045             10,689            4,261
   Life Insurance                        --                 --            3,307
   Other                                546                608              493
                                  ---------          ---------        ---------
            Total                 $   5,591          $  11,297        $   8,061
                                  =========          =========        =========

INVESTMENT INCOME & REALIZED
 GAINS/(LOSSES):
   E-Commerce & Advertising       $      --          $      --        $      --
   Web Design & Internet Access          --                 --               --
   Building Materials(1)             (1,837)                --               --
   Life Insurance                        --                 --            6,394
   Other                              1,306                866            1,603
                                  ---------          ---------        ---------
            Total                 $    (531)         $     866        $   7,997
                                  =========          =========        =========

EXPENSES:
   E-Commerce & Advertising       $   4,605          $     668        $      --

   Web Design & Internet Access        (283)                --               --
   Building Materials(1)            141,447            192,395           87,633
   Life Insurance                        --                 --            9,365
   Other                              1,549              2,222            1,738
                                  ---------          ---------        ---------
            Total                 $ 147,318          $ 195,285        $  98,736
                                  =========          =========        =========

RESTRUCTURING AND UNUSUAL ITEMS:
   E-Commerce & Advertising       $      --          $      --        $      --
   Web Design & Internet Access          --                 --               --
   Building Materials(1)              5,932               (559)             745
   Life Insurance                        --                 --               --
   Other                                 --                 --               --
                                  ---------          ---------        ---------
            Total                 $   5,932          $    (559)       $     745
                                  =========          =========        =========

INTEREST EXPENSE:
   E-Commerce & Advertising       $      85          $     --         $      --
   Web Design & Internet Access           6                --                --
   Building Materials(1)(2)          17,984            22,890            11,228
   Life Insurance                        --                --                 7
   Other                              1,189             1,635             2,443
                                  ---------         ---------         ---------
            Total                 $  19,264         $  24,525         $  13,678
                                  =========         =========         =========

EARNINGS(LOSS) BEFORE INCOME TAXES,
 EQUITY IN RELATED PARTIES, MINORITY
 INTEREST AND DISCONTINUED OPERATIONS
   E-Commerce & Advertising       $  (4,674)        $    (668)        $      --
   Web Design & Internet Access         581                --                --
   Building Materials(1)             (4,027)           (1,011)            7,979
   Life Insurance                        --                --               280
   Other                               (892)           (2,383)           (2,036)
                                  ---------         ---------         ---------
            Total                 $  (9,012)        $  (4,062)        $   6,223
                                  ==========        =========         =========

IDENTIFIABLE ASSETS:
   E-Commerce & Advertising       $     248         $      --         $      --
   Web Design & Internet Access         217                --                --
   Building Materials(1)             14,995           290,832           281,398
   Life Insurance                        --                --             5,661
   Other                             10,942            23,073            22,755
                                  ---------         ---------         ---------
            Total                 $  26,402         $ 313,905         $ 309,814
                                  =========         =========         =========

(1) Prior to July 1, 1996 and after September 30, 1998, the Company's balance sheet and statements of operations reflect the Company's investment in Wickes on the equity method.

(2) Includes $1,502,000, $1,473,000 and $1,448,000 for an interest allocation from Riverside on its 13% subordinated notes for 1998, 1997 and 1996, respectively.


Quarterly Results
                                                                         1998
                                                      (in thousands, except per share amounts)

                                                  First           Second             Third         Fourth
                                                 Quarter          Quarter           Quarter        Quarter          Total
                                                 -------          -------            ------        -------

Revenues                                       $171,734          $238,999          $261,078        $    953       $672,764

Costs and expenses                              184,013           235,650           259,215           2,898        681,776

Earnings before income
taxes, equity in related
parties,  minority interest
                                               --------          --------          --------        --------      --------
and discontinued operations                   ($ 12,279)         $  3,349          $  1,863       ($  1,945)     ($  9,012)

Net loss                                      ($  5,098)        ($    274)        ($  1,574)      ($  5,361)     ($ 12,307)
                                               ========          ========          ========        ========       ========


                                               --------          --------          --------         -------       --------

Basic and diluted net loss, per common share   $  (0.98)         $  (0.05)         $  (0.30)       $  (1.03)      $  (2.36)
                                               ========          ========          ========        =========      ========

Weighted average number
of common shares used
in computing loss per share                   5,213,186         5,213,186         5,213,186       5,213,186      5,213,186


                                                                        1997
                                                      (in thousands, except per share amounts)

                                                  First          Second              Third         Fourth
                                                 Quarter         Quarter            Quarter        Quarter          Total

Revenues                                       $160,757          $240,296          $269,074        $226,118       $896,245
Costs and expenses                              168,779           237,341           265,352         228,835        900,307
Earnings(loss) before income
taxes, equity in related
parties minority interest and
                                               --------          --------          --------        --------       --------
discontinued operations                       ($  8,022)         $  2,955          $  3,722       ($  2,717)     ($  4,062)

Net loss before dis-
 continued operations                         ($  4,139)        ($    393)        ($    417)      ($    872)     ($  5,821)







Loss from discontinued
 operations                                        (267)             (271)             (93)           (243)          (388)
                                               --------          --------           ------         -------        -------

Net loss                                      ($  4,406)        ($    664)        ($   510)       ($   629)      ($ 6,209)
                                               ========          ========           ======         =======        =======

                                               -------           --------          -------          -------        -------
Basic and diluted net loss, per common share  ($  0.85)         ($   0.13)        ($ 0.10)         ($  0.12)     ($   1.19)
                                               =======           ========          ========          =======       =======

Weighted average number of
 common shares used in
 computing loss per share               5,194,389         5,193,833         5,193,833       5,193,833      5,193,970


REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors of Wickes Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Wickes Inc. and its subsidiaries at December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three years ended December 26, 1998, December 27, 1997 and December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material! misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                           PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 23, 1999

                         WICKES INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                   December 26, 1998 and December 27, 1997
                       (in thousands except share data)



                                                                      1998         1997
                                                                      ----         ----
           ASSETS


Current assets:
  Cash                                                            $      65    $      79
  Accounts receivable, less allowance for doubtful
    accounts of $4,393 in 1998 and $3,765 in 1997                    92,926       81,788
  Notes receivable                                                    1,095        3,200
  Inventory                                                         103,716      102,706
  Deferred tax asset                                                  8,857        8,955
  Prepaid expenses                                                    3,652        1,246
                                                                  ---------    ---------

     Total current assets                                           210,311      197,974
                                                                  ---------    ---------

  Property, plant and equipment, net                                 45,830       46,763
  Trademark (net of accumulated amortization
    of $10,496 in 1998 and $10,274 in 1997)                           6,523        6,745
  Deferred tax asset                                                 17,205       17,054
  Rental equipment (net of accumulated depreciation
    of $572 in 1998 and $176 in 1997)                                 1,883        2,030
  Other assets (net of accumulated amortization
    of $9,502 in 1998 and $8,053 in 1997)                            10,998       12,786
                                                                  ---------    ---------

     Total assets                                                 $ 292,750    $ 283,352
                                                                  =========    =========

           LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                            $      16    $      46
  Accounts payable                                                   54,017       41,190
  Accrued liabilities                                                20,142       22,279
                                                                  ---------    ---------

     Total current liabilities                                       74,175       63,515
                                                                  ---------    ---------

Long-term debt, less current maturities                             191,961      193,061
Other long-term liabilities                                           2,952        2,775
Commitments and contingencies (Note 8)

Stockholders' equity (Note 9):
  Preferred stock (no shares issued)
  Common stock (8,207,268 shares issued and outstanding in 1998
    and 8,176,205 shares issued and outstanding in 1997)                 82           82
  Additional paid-in capital                                         86,787       86,675
  Accumulated deficit                                               (63,207)     (62,756)
                                                                  ---------    ---------

     Total stockholders' equity                                      23,662       24,001
                                                                  ---------    ---------

     Total liabilities & stockholders' equity                     $ 292,750    $ 283,352
                                                                  =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                     WF-2

                         WICKES INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended December 26, 1998, December 27, 1997, and December 28, 1996 (in thousands, except share data)


                                                                       1998         1997       1996
                                                                       ----         ----       ----

Net sales                                                        $   910,272   $  884,082   $ 848,535
Cost of sales                                                        693,956      681,056     659,072
                                                                  ----------    ---------    --------
   Gross profit                                                      216,316      203,026     189,463
                                                                  ----------    ---------    --------

Selling, general and administrative expense                          186,853      185,385     162,329
Depreciation, goodwill and trademark amortization                      5,253        4,863       5,367
Provision for doubtful accounts                                        2,915        1,707       1,067
Restructuring and unusual items                                        5,932         (559)        745
Other operating income                                                (6,837)     (10,689)     (6,796)
                                                                  ----------    ---------    --------
                                                                     194,116      180,707     162,712
                                                                  ----------    ---------    --------

   Income from operations                                             22,200       22,319      26,751

Interest expense                                                      21,632       21,417      21,750
Equity in loss of affiliated company                                      --        1,516       3,183
                                                                  ----------    ----------   --------

   Income (loss) before income taxes                                     568         (614)      1,818

Provision (benefit) for income taxes:
   Current                                                             1,072        1,099       1,010
   Deferred                                                              (53)        (153)        300
                                                                  ----------    ---------    --------

       Net (loss) income                                         $     (451)   $   (1,560)  $     508
                                                                  ==========    =========    ========


Basic and diluted (loss)/income per common share                 $    (0.06)   $    (0.19)  $     .07
                                                                  =========     =========    ========

Weighted average common shares - for basic                        8,197,542     8,168,257   7,207,761
                                                                  =========     =========    ========

Weighted average common shares - for diluted                      8,197,542     8,168,257   7,221,082
                                                                  =========     =========   =========












The accompanying notes are an integral part of the consolidated financial statements.

                         WICKES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Years Ended December 28, 1996, December 27, 1997 and December 26, 1998 (in thousands, except for share data)


                                                        Additional                     Total
                                      Common Stock        Paid-in       Accumulated
Stockholders'
                                     Shares    Amount     Capital         Deficit
Equity
------

Balance at December 30, 1995       6,143,437      61      $ 76,772       $ (61,704)    $ 15,129

Net income                                --      --            --             508          508
Issuance of common stock, net      2,015,874      21         9,841              --        9,862
                                   ---------    ----      --------       ---------     --------
Balance at December 28, 1996       8,159,347      82        86,613         (61,196)      25,499

Net loss                                  --      --            --          (1,560)      (1,560)
Issuance of common stock, net         16,858      --            62              --           62
                                   ---------    ----      --------       ---------     ---------

Balance at December 27, 1997       8,176,205      82        86,675         (62,756)      24,001

Net loss                                  --      --            --            (451)        (451)
Issuance of common stock, net         31,063      --           112              --          112
                                   ---------    ----      --------       ---------     --------

Balance at December 26, 1998      8,207,268       82      $ 86,787       $ (63,207)    $ 23,662
                                  =========       ==      ========       =========     ========



The accompanying notes are an integral part of the consolidated financial statements.

                         WICKES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                   For the Years Ended December 26, 1998, December 27, 1997, and December 28, 1996
                                      (in thousands)

                                                                       1998             1997            1996
                                                                       ----             ----            ----

Cash flows from operating activities:
Net (loss)/income                                                   $    (451)        $  (1,560)      $    508
  Adjustments to reconcile net (loss)/income to
   net cash provided by/(used in) operating activities:
  Equity in loss of affiliated company                                     --             1,516          3,183
  Depreciation expense                                                  4,785             4,395          4,904
  Amortization of trademark                                               222               222            222
  Amortization of goodwill                                                246               246            242
  Amortization of deferred financing costs                              1,447             1,401          1,781
  Provision for doubtful accounts                                       2,915             1,707          1,067
  Gain on sale of assets                                               (1,834)           (6,180)          (940)
  Deferred tax (benefit)/provision                                        (53)             (153)           300
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                         (14,053)          (12,285)         9,515
   Decrease (increase) in notes receivable                              2,105            (3,200)           --
   (Increase) decrease in inventory                                    (1,010)           (2,034)         9,967
   Increase (decrease) in accounts payable and accrued liabilities     10,867            (4,590)       (10,907)
   Increase in deferred gain                                               --              (670)           --
   Increase in prepaids and other assets                               (2,559)           (3,369)        (1,132)
                                                                    ---------         ---------       --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     2,627           (24,554)        18,710
                                                                    ---------         ---------       --------


Cash flows from investing activities:
  Purchases of property, plant and equipment                           (5,854)           (7,758)        (2,893)
  Proceeds from sales of property, plant and equipment                  4,231            13,798          5,303
                                                                    ---------         ---------       --------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (1,623)            6,040          2,410
                                                                    ---------         ---------       --------

Cash flows from financing activities:
  Net (repayment) borrowing under revolving line of credit             (1,084)           16,732        (28,708)
  Reductions of note payable                                              (46)             (134)          (428)
  Net proceeds from issuance of common stock                              112                62          9,862
                                                                    ---------         ---------       --------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (1,018)           16,660        (19,274)
                                                                    ---------         ---------       --------

NET (DECREASE) INCREASE IN CASH                                           (14)           (1,854)         1,846
Cash at beginning of period                                                79             1,933             87
                                                                    ---------         ---------       --------

CASH AT END OF PERIOD                                               $      65         $      79       $  1,933
                                                                    =========         =========       ========

Supplemental schedule of cash flow information:
  Interest paid                                                      $ 20,885         $  19,791       $ 20,372
  Income taxes paid                                                       987             1,344          1,518







The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS

Wickes Inc. (formerly Wickes Lumber Company), through its sales and distribution facilities, markets lumber, building materials and services primarily to professional contractors, repair and remodelers and do-it-yourself home owners, principally in the Midwest, Northeast and Southern United States. Wickes Inc.'s wholly-owned subsidiaries are: Lumber Trademark Company ("LTC"), a holding company for the "Flying W" trademark, and GLC Division, Inc. ("GLC"), which subleases certain real estate to Wickes Inc.

In June 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Based on this criteria, the Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, primarily in the Midwest, Northeast, and South. Thus, all information required by SFAS No. 131 is included in the Company's financial statements. No single customer represented more than 10% of the Company's total sales in 1998, 1997, and 1996.


ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and all its wholly-owned subsidiaries (the "Company"). All significant intercompany balances have been eliminated.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday in December.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





ACCOUNTS RECEIVABLE

The Company extends credit primarily to qualified contractors. The accounts receivable balance excludes consumer receivables, as such receivables are sold on a nonrecourse basis. The remaining accounts and notes receivable represent credit extended to professional contractors and professional repair and remodelers, generally on a non-collateralized basis.

INVENTORY

Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated under the straight-line method. Estimated lives used range from 15 to 39 years for buildings and improvements. Leasehold improvements are depreciated over the life of the lease. Machinery and equipment lives range from 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's statement of operations as other operating income. Once a facility is closed and the real estate is held for sale the Company discontinues depreciation on the real estate.

RENTAL EQUIPMENT

Rental equipment consists of hand tools and power equipment held for rental. This equipment is depreciated under the straight line method over a 5 to 10 year life.

OTHER ASSETS

Other assets consist primarily of deferred financing costs and goodwill which are being amortized on the straight line method, goodwill over 30 to 35 years and deferred financing costs over the expected terms of the related debt agreements.

The Company's investment in an international operation was recorded under the equity method. The Company's share of losses is reflected as equity in loss of affiliated company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


on the Consolidated Statements of Operations. As of December 27, 1997 the Company's investment had been reduced to zero and there is no obligation to make additional investments.

Amortization expense for deferred financing costs is reflected as interest expense on the Company's Consolidated Statements of Operations.

TRADEMARK

The Company's "Flying W" trademark is being amortized over a 40-year period.

ACCOUNTS PAYABLE

The Company includes outstanding checks in excess of in-transit cash in accounts payable. There was $8,232,000 in outstanding checks in excess of in-transit cash at December 26, 1998 and $3,273.000 at December 27, 1997.

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

POSTEMPLOYMENT BENEFITS

The Company provides certain other postemployment benefits to qualified former or inactive employees. The Company accounts for the costs of these postemployment benefits in the period when it is probable that a benefit will be provided in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


be realized in future years. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion of the related tax asset will be realized.

EARNINGS PER COMMON SHARE

Earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Weighted average shares outstanding have been adjusted for common shares underlying options and warrants.


USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates reported.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates assets held for use and assets to be disposed of in accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment of the Company's long-lived and intangible assets other than assets held for sale which has been provided for. The Company has historically reviewed excess property held for sale and when appropriate recorded these assets at the lower of their carrying amount or fair value (see Note 5).

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the fair value accounting to disclose the pro forma net income and earnings per share under the new method. The Company elected not to adopt Statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of Financial  Accounting Standards No. 123, but to continue to apply APB Opinion
25. As required, the Company has disclosed the pro forma net income and pro forma earnings per share as if the fair value based accounting methods in this Statement had been used to account for stock-based compensation cost (see Note
9).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes adoption of the statement will not have a material effect on its financial statements.


3.  RESTRUCTURING AND UNUSUAL CHARGES

During the fourth quarter of 1995, the Company committed to and began implementing a restructuring plan ("1995 Plan") to improve return on assets by closing or consolidating under-performing operating centers, decreasing the corresponding overhead to support these building centers, and initiating actions to strengthen its capital structure. The costs for closing these building centers were based on management estimates of costs to exit these markets and actual historical experience. Included in 1995 results of operations is a $17.8 million charge, including $12.6 million in anticipated losses on the disposition of closed center assets and liabilities and $2.2 million in severance and postemployment benefits, relating to the 1995 Plan and other one time costs.

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

During  1996,  the  Company  continued  executing  the 1995  Plan,  through  the consolidation and closing of 18 building centers and the improvement of its overall capital structure through the issuance of new shares and the modification of its bank revolving credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


After extensive review of the 1995 Plan, and changes in business conditions in certain markets in which the Company operates, the Company made adjustments to the 1995 Plan and incurred other one time costs resulting in a net $0.7 million charge to results of operations in the fourth quarter of 1996 for restructuring and unusual items. These adjustments included (i) the determination that three of the centers identified in the 1995 Plan for closure had significantly improved market conditions and would remain open, resulting in a $1.5 million credit to restructuring expense, (ii) the extension of the 1995 plan to include the closing (substantially completed by the end of 1996) of three building centers not previously included, resulting in a $1.3 million charge for the write down of working capital assets and liabilities to their net realizable value and a $0.1 million charge for severance and postemployment benefits for approximately 90 employees, (iii) a $1.1 million charge for impairment in the carrying value of real estate held for sale at four previously closed centers, and (iv) a $0.3 million credit with respect to the resolution of a claim below the reserved amount.

During 1997, the Company recorded a $1.5 million restructuring charge for discontinued programs and reductions in its corporate headquarters workforce. The $1.5 million included approximately $0.9 million for severance and postemployment benefits for approximately 25 headquarters employees. The discontinued programs included the Company's mortgage lending, utilities marketing and certain internet programs. This charge was offset by a $2.1 million reduction in accrued costs for the Company's 1995 Plan, which was completed. The $2.1 million reversal included four centers identified in the 1995 Plan for closure that had significantly improved market conditions and would remain open, as well as a change in the estimate of facility carrying costs for sold facilities and those remaining to be sold.

During the first quarter of 1998 the Company implemented a restructuring plan (the "1998 Plan") which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million charge included $4.1 million in estimated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and postemployment benefits related to the 1998 plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $4.1 million in estimated losses includes the write-down of assets (excluding real estate), to their net realizable value, of $3.4 million and $700,000 in real estate carrying costs. The $2.1 million in severance and postemployment benefits covered approximately 250 employees, 25 of which were headquarters employees, that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


sales of previously closedfacilities during the fourth quarter of 1997 and first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities. At December 26, 1998 the accrued liability for restructuring had been reduced to zero.

For further information regarding the sale of closed center real estate see Note 5.


4.  ACQUISITIONS

During 1998 the Company acquired the operating assets of Eagle Industries Inc., a component manufacturer, for a total cost of $1.8 million in cash. The acquisition was accounted for as a purchase and the cost has been allocated on the basis of the fair market value of the assets acquired and liabilities assumed. These operations have been included in the accompanying consolidated financial statements from their date of acquisition. The Company had no acquisitions in 1997 or 1996.

5.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                          December 26,      December 27,
                                              1998              1997
                                              ----              ----
                                                  (in thousands)

   Land and improvements                     $12,115           $12,781
   Buildings                                  26,341            27,584
   Machinery and equipment                    32,257            30,619
   Leasehold improvements                      3,059             2,584
   Construction in progress                      846               844
                                           ---------         ---------

   Gross property, plant, and equipment       74,618            74,412
   Less:  accumulated depreciation           (32,661)          (31,178)
                                           ---------         ---------

   Property, plant, and equipment
     in use, net                             41,957             43,234
   Assets held for sale, net                  3,873              3,529
                                          ---------          ---------

   Property, plant, and equipment, net      $45,830            $46,763
                                          =========          =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SALE OF REAL ESTATE

Except for the sale/leaseback of the Company's Succasunna, NJ sales and distribution facility in 1997, which included a $3,000,000 note receivable that was collected within 60 days, all sales of real estate have been for cash.

In 1998, the Company sold nine pieces of real estate, eight of which were sales and distribution facilities and one an excess parcel of land, for a net gain of $1.6 million. Eight of the properties sold had been held for sale since the first quarter of 1998 and had not been previously written down from their original net book value. The ninth property, which had been held for sale since 1989, had been previously written down by $709,000 from its original net book value and sold at a net loss of $59,000.

In 1997, the Company sold 12 pieces of real estate for a net gain of $6.0 million. These transactions included the sale/leaseback of the Company's headquarters and the Succasunna sales and distribution facility and the sale of nine sales and distribution facilities and one excess parcel of land. Of the properties sold, one sales and distribution facility was held for sale since 1989, had been previously written down $99,600 from its original net book value, and sold at a loss of $100,400. The other 11 properties had not been previously marked down from book value and had been held for sale since 1992 (2 properties), 1995 (4 properties), 1996 (2 properties) and 1997 (3 properties).

In 1996, the Company sold six sales and distribution facilities for a net gain of $1.7 million. None of these properties had been previously written down from their original net book value. Five had been held for sale since 1995, and one since 1990.

The Company reviews assets held for sale in accordance with Statement of Financial Accounting Standards No. 121. In 1997 and 1996 the Company recorded losses of $156,000 and $1,065,000, to report land, land improvements and buildings held for sale at their fair value. The Company did not record any impairment to the cost of assets held for sale in 1998. Fair value is determined by local market real estate values of properties similar to the Company's excess real estate. These charges are included in the caption "restructuring and unusual items" on the Consolidated Statement of Operations. Of the five properties that were revalued in 1997 and 1996 two have sold at a net loss and three are still held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                          December 26,        December 27,
                                               1998                1997

                                                 (in thousands)

      Accrued payroll                       $   9,498           $   8,148
      Accrued interest                            667               1,367
      Accrued liability insurance               4,966               4,173
      Accrued restructuring charges                --               1,348
      Other                                     5,011               7,243
                                            ---------           ---------
      Total accrued liabilities             $  20,142           $  22,279
                                            =========           =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  LONG-TERM DEBT

Long-term debt obligations are summarized as follows:

                                                  December 26,     December 27,
                                                       1998             1997
                                 (in thousands)
      Revolving line of credit, interest payable
      at .75% above prime or 2.25% over LIBOR,
      principal due March 31, 2001                  $  91,961         $  93,045

      Senior subordinated notes, interest payable
      at 11-5/8% semi-annually, principal due
      December 15, 2003                               100,000           100,000

      Other                                                16                62
                                                    ---------         ---------

      Total long-term debt                            191,977           193,107
      Less current maturities                             (16)              (46)
                                                    ---------         ---------

      Total long-term debt less current maturities  $ 191,961         $ 193,061
                                                    =========         =========

REVOLVING LINE OF CREDIT

At December 26, 1998 the Company had a revolving line of credit, which was to expire on March 31, 2001. Under this line of credit the Company could borrow against certain levels of accounts receivable and inventory, up to a maximum credit limit of $130,000,000. At December 26, 1998, the amount available for additional borrowing was $32,680,000. A commitment fee of 1/2 of 1% was payable on the unused portion of the commitment. The weighted-average interest rate for the years ending December 26, 1998 and December 27, 1997 was approximately 8.2% and 8.8% respectively.

Substantially all of the Company's accounts receivable, inventory, general intangibles and certain machinery and equipment were pledged as collateral for the revolving line of credit. Covenants under the related debt agreements required, among other restrictions, that the Company maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricted among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions without prior approval from the lender.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On June 16, 1997 the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 8.11% (subject to adjustments in certain circumstances), for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit (see Note 12).

On December 24, 1997, the second amended and restated revolving credit agreement was amended to incorporate, among other things, a reduction in the fixed charge and net worth levels for the fourth quarter of 1997 and first quarter of 1998.

On February 17, 1999 the Company repaid all indebtedness under this line of credit with the proceeds of a new revolving credit agreement (see Note 15).

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

AGGREGATE MATURITIES

The aggregate amounts of long-term debt maturities, before giving effect to the new revolving credit agreement, by fiscal year are as follows:

                  Year                             Amount
                                                (in thousands)
                  1999                             $     16
                  2000                                   --
                  2001                               91,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  2002                                   --
                  2003                              100,000

8.  COMMITMENTS AND CONTINGENCIES

At December 26, 1998, the Company had accrued approximately $152,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory reco!veries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. The Company has currently reserved $60,000 for estimated clean up costs at 15 of its locations.

The Company has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and the Company's prior experience, the Company has established a reserve of $45,000 for these matters.

The Company is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. The Company has entered into a cost sharing agreement with its insurers, and any liability is expected to be minimal.

The Company is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 16 similar actions for insignificant amounts, and another 186 of these actions have been dismissed. As of March 15, 1999 none of these suits have made it to trial.

Losses in excess of the $152,000 reserved as of December 26, 1998 are possible but an estimate of these amounts cannot be made.

On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale by the Company in 1996 of 2 million newly-issued shares of the Company's Common Stock to Riverside Group, Inc., the Company's largest stockholder, was unfair and constituted a waste of assets and that the Company's directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of the Company's shareholders equitable relief or to obtain unspecified d!amages with respect to the transaction (see Note 9). There was no activity in this suit in 1998.

The Company is involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, results of operations or liquidity.

LEASES

The Company has entered into operating leases for corporate office space, retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total rent expense under all operating leases was $12,193,000, $10,616,000, and $10,076,000 for the years ended December 26, 1998, December 27, 1997, and December 28, 1996, respectively.

Future minimum commitments for noncancelable operating leases are as follows:

                  Year                             Amount
                                                (in thousands)
                  1999                            $  8,821
                  2000                               6,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  2001                               5,688
                  2002                               4,745
                  2003                               2,878
                  Thereafter                        24,478
                                                  --------
                    Subtotal                      $ 53,582
                  Less:  Sublease income           (10,995)
                                                  --------
                    Total                          $42,587
                                                  ========

9.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 26, 1998 the Company had authorized 3,000,000 shares of preferred stock, none of which is issued or outstanding.

COMMON STOCK

The Company currently has one class of common stock: Common Stock, par value $.01 per share. In April 1998 all 499,768 outstanding shares on Class B Non-Voting Common Stock were converted to 499,768 shares of Common Stock. The Class B Non-Voting Common Stock ceased to be authorized in April 1998. At December 26, 1998 there were 20,000,000 shares of Common Stock authorized and 8,207,268 shares issued and outstanding. In addition, at December 26, 1998, 898,986 shares of Common Stock were reserved for issuance under the Company's 1993 Long-Term Incentive Plan and 1993 Director Incentive Plan.

PRIVATE SALE OF COMMON STOCK

On June 20, 1996, pursuant to a stock purchase agreement dated January 11, 1996, the Company sold 2,000,000 newly-issued shares of its Common Stock to Riverside Group, Inc., the Company's largest stockholder, for $10 million in cash. Prior to the sale the terms of the stock purchase agreement were reviewed and recommended to the boards of directors of both companies by committees comprised of the independent directors of each company.

WARRANTS

The Company's unexercised outstanding warrants for 3,068 shares of Common Stock expired in May 1998 and as of December 26, 1998 there were no warrants outstanding nor Common Stock reserved for issuance under warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK COMPENSATION PLANS

As of December 26, 1998, the Company has two stock-based compensation plans (both fixed option plans), which are described below. Under the 1993 Long-Term Incentive plan as amended on November 30, 1994, the Company may grant options and other awards to its employees with respect to up to 835,000 shares of common stock. Under the 1993 Director Incentive plan, the Company may grant options and other awards to directors with respect to up to 75,000 shares. The exercise price of grants equals or exceeds the market price at the date of grant. The options have a maximum term of 10 years. For non-officers, the options generally become exercisable in equal installments over a three year period from the date of grant. For officers, the vesting periods are based on graded calendar year schedules, which can vary by officer.

Since  the  Company  applies  APB  Opinion  25 and  related  interpretations  in
accounting  for  its  plans,  no  compensation   cost  has  been  recognized  in
conjunction with these plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


Year                                          1998          1997          1996
----                                          ----          ----          ----

Net (loss) income       As reported          $ (451)      $(1,560)        $  508
                        Pro forma            $ (568)      $(1,772)        $  321

Basic and diluted       As reported          $ (.06)      $  (.19)        $  .07
   (loss) earnings      Pro forma            $ (.07)      $  (.22)        $  .04
   per share

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: dividend yield of 0% for all years, expected volatility of 48%, 43%, and 42%; risk-free interest rates of 5.6%, 6.6%, and 6.2%; and expected lives of 5.6, 6.6, and 6.5 years.

A summary of the status of the Company's fixed stock option plans as of December 26, 1998, December 27, 1997, and December 28, 1996 and changes during the years ended on those dates is presented as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                              1998                1997                 1996
                              ----                ----                 ----
                            Weighted            Weighted             Weighted
                             Average             Average              Average
                            Exercise            Exercise             Exercise
Fixed Options          Shares      Price   Shares      Price     Shares       Price


Outstanding beginning
     of year          668,283    $ 10.09    612,282    $ 10.94   446,686     $ 15.32
Granted               238,750    $  3.45    108,350    $  5.12   264,721     $  4.60
Exercised             (11,014)   $  4.55         --        n/a        --         n/a
Forfeited-nonvested   (97,070)   $  9.71    (46,981)   $  8.22   (59,793)    $ 13.18
Forfeited-exercisable (64,686)   $  9.71     (5,168)   $ 22.36   (36,632)    $ 15.32
Expired                    --        n/a         --        n/a        --         n/a
Canceled                   --        n/a       (200)   $ 15.00    (2,700)    $  5.12

                      -------               -------              -------
Outstanding end
    of year           734,263   $   7.67    668,283    $ 10.09   612,282     $  10.94

Options exercisable
    at year end       256,627   $  11.39    214,402    $ 14.26   146,775      $ 15.60

Options available for
    future grant at
    year end          164,723               241,717              297,718


Weighted-average fair value of options granted during the year where:

                                                1998        1997          1996
                                                ----        ----          ----
  Exercise price equals market price           $1.62        $2.77         $2.40
  Exercise price exceeds market price            n/a          n/a           n/a
  Exercise price is less than market price       n/a          n/a           n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about fixed stock options outstanding at December 26, 1998:

                   Options Outstanding             Options Exercisable
                   -------------------             -------------------
                              Weighted-
                               Average      Weighted-                 Weighted-
    Range of         Number   Remaining      Average       Number     Average
    Exercise     Outstanding  Contractual    Exercise   Exercisable   Exercise
      Prices     at 12/26/98     Life         Price     at 12/26/98     Price

$ 3.06 - $ 5.75    503,640     8.47 years    $  4.16        93,304    $  4.18
$10.95 - $23.25    230,623     5.71 years    $ 15.36       163,323    $ 15.51

EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. As required by this statement the Company has adopted the new standards for computing and presenting earnings per share for 1997, and for all prior period earnings per share data presented. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                            1998          1997          1996
                                            ----          ----          ----
Numerators:
   Net (loss) income - for basic and
      diluted EPS                       $(451,000)    $(1,560,000)     $508,000
                                        ==========    ============     ========

Denominators:
   Weighted average common
      shares - for basic EPS             8,197,542      8,168,257     7,207,761
      Common shares from warrants                -          6,913        10,751
      Common shares from options            51,425         13,250         2,570
                                        ----------    -----------     ---------
   Weighted average common
      shares - for diluted EPS           8,248,967      8,188,420     7,221,082
                                        ==========    ===========     =========

In years where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 348,000, 385,000 and 302,000 weighted average shares of common stock during 1998, 1997 and 1996, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYEE BENEFIT PLANS

401(K) PLAN

The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 26, 1998, December 27, 1997, and December 28, 1996 were $1,480,000, $1,606,000, and
$1,392,000, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides life and health care benefits to retired employees. Generally, employees who have attained an age of 60, have rendered 10 years of service and are currently enrolled in the medical benefit plan are eligible for postretirement benefits. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employee's active service period.

The following tables reconcile the postretirement benefit, the plan's funded status and actuarial assumptions, as required by Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

                                                        December 26,   December 27,
                                                            1998            1997
                                                            ----            ----
                                                               (in thousands)
   Change in accumulated postretirement benefit obligation:
      Benefit obligation at beginning of year             $  2,578        $  3,290
      Service cost                                             233             197
      Interest cost                                            170             176
      Participant contributions                                 --              --
      Claims paid                                             (216)           (265)
      Actuarial gains                                         ( 16)           (751)
      Plan amendments                                           --             (69)
                                                          --------        --------
      Benefit obligation at year end                      $  2,749        $  2,578
                                                          ========        ========

   Change in plan assets:
      Fair value of plan assets                                --               --

   Reconciliation of funded status:
      Funded status                                      $ (2,749)        $ (2,578)
      Unrecognized transition obilgation                       --               --




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Unrecognized prior service cost                         (49)             (59)
      Unrecognized actuarial gain                            (154)            (138)
                                                          --------        --------
      Net amount recognized as other
          long-term liabilities                           $(2,952)        $ (2,775)
                                                          ========        ========

   Weighted average assumptions as of year end:
   Discount rate                                            6.75%             7.25%
   Expected return on assets                                  n/a               n/a
   Medical trend                                            6.00%             6.00%



                                                                          December 26,   December 27,   December 28,
                                                                              1998           1997           1996
                                                                              ----           ----           ----
                                 (in thousands)
Components of net periodic benefit cost:
   Service cost                                                              $ 233         $ 197          $ 276

   Interest cost                                                               171           176            210
   Expected return on plan assets                                              n/a           n/a            n/a
 Amortization of transition obligation                                          --            --             --
   Amortization of prior service co                                            (10)          (10)            --
   Amortization of actuarial loss                                               --            --             33
                                                                             -----         -----           ----
Net periodic benefit cost                                                    $ 394         $ 363          $ 519
                                                                             =====         =====          =====


                                                                          December 26,   December 27,   December 28,
                                                                              1998          1997           1996
                                                                              ----          ----           ----
                                 (in thousands)
Weighted average assumptions used in computing net periodic benefit cost:
   Discount rate                                                              7.25%         7.75%          7.25%

   Expected return on plan assets                                              n/a           n/a            n/a
   Medical trend                                                              6.00%         6.00%          6.00%


Health care cost trend sensitivity:                                                      1% Increase         1% Decrease
                                                                                         -----------         -----------
   Effect on total service cost and
          interest cost components                                                         $  17          $ (16)
   Effect on postretirement benefit obligatio                                                 57            (54)

                                    WF-25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



POSTEMPLOYMENT BENEFITS

The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay is based on normal straight-line compensation and is calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees' service period or as an expense at the date of the event triggering the benefit. The Company incurred postemployment benefit income of $39,000, $28,000 and $31,000 for the years ended December 26, 1998, December 27, 1997 and December 28, 1996, respectively. The decrease in benefits is the result of the winding down of a more costly long-term disability program that was !in place prior to April 1993.

11.  INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. As of December 26, 1998, the Company has net operating loss carryforwards available to offset income of approximately $43.3 million expiring in the years 2005 through 2018.

On October 22, 1993, the Company completed a recapitalization plan which created an ownership change as defined by Section 382 of the Internal Revenue Code of 1996. As a result, certain of the loss carryforwards of the company are limited to an annual limitation of approximately $2.6 million a year. At December 26, 1998, approximately $7.5 million of these loss carryforwards were affected by this limitation.

The income tax provision consists of both current and deferred amounts. The components of the income tax provision are as follows:

                                   December 26,   December 27,     December 28,
                                      1998            1997             1996
                                      ----            ----             ----
                                                 (in thousands)
   Taxes currently payable:
      State income tax              $  1,072       $  1,099        $  1,010
      Federal income tax                  --             --              --
   Deferred (benefit)/expense            (53)          (153)            300
                                    --------       --------        --------
   Total income tax expense         $  1,019       $    946        $  1,310
                                    ========       ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has determined, based on the Company's positive earnings growth from 1992 through 1994 and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully its net deferred tax assets. The components of the deferred tax assets and liabilities at December 26, 1998, December 27, 1997 and December 28, 1996, respectively, are as follows:


                                        December 26,     December 27,     December 28,
                                             1998            1997             1996
                                             ----            ----             ----
                                                  (in thousands)
   Deferred income tax assets:
   Trade accounts receivable               $  1,727        $  1,469         $  1,676
   Inventories                                1,813           1,895            1,954
   Accrued personnel cost                     2,037           2,013            1,936
      Other accrued liabilities               6,051           6,743            6,911
   Net operating loss                        16,874          16,164           16,556
   Other                                      3,337           3,348            2,342
                                            -------         -------          -------
   Gross deferred income tax assets          31,839          31,632           31,375
   Less:  valuation allowance                (1,542)         (1,542)          (1,493)
                                           --------        --------          -------
   Total deferred income tax assets          30,297          30,090           29,882
                                           --------        --------          -------

   Deferred income tax liabilities:
   Property, plant and equipment              1,312           1,394            1,962
   Goodwill and trademark                     2,923           2,687            2,052
   Other accrued income items                    --              --               13
                                           --------       ---------          -------
   Total deferred income tax liabilities      4,235           4,081            4,027
                                           --------       ---------          -------

   Net deferred tax assets                  $26,062         $26,009          $25,855
                                            =======         =======          =======

The deferred tax provision results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:
                                WF-27


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                        December 26,     December 27,     December 28,
                                           1998              1997            1996
                                           ----              ----            ----
                                 (in thousands)
   Change in bad debt reserve           $   258          $   (207)       $ (1,517)
   Differences in tax and book
       inventory                            (82)              (60)           (491)
   Settlement of deferred
       compensation                          25                77              86
   Change in accrued liabilities           (692)             (168)         (5,130)
   (Utilization)/creation of NOL            710              (392)          6,700
   AMT credit and capital loss
       carryover                             --             1,006             942
   Differences in tax and book
       asset basis                           82               568             (56)
   Differences in book and tax
        intangibles                        (248)             (635)           (704)
   Change in accrued income items            --                13              13
   (Increase)/decrease in valuation
       allowance                             --               (49)           (143)
                                       --------          --------        --------

   Deferred tax benefit/(expense)      $     53          $    153        $   (300)
                                       ========          ========        =========

The following table summarizes significant differences between the provision for income taxes and the amount  computed by applying the statutory  federal  income tax rates to income before taxes:
                                        December 26,     December 27,     December 28,
                                           1998              1997             1996
                                           ----              ----             ----
                                                       (in thousands)
   Tax (benefit) computed at
       U.S. statutory tax rate        $    199          $   (215)       $     637
   State and local taxes                   697               714              656
   Other                                   123               398             (126)
   Change in valuation allowance            --                49              143
                                      --------          --------        ---------

   Total tax provision                $  1,019          $    946        $   1,310
                                      ========          ========        =========

12.  FINANCIAL INSTRUMENTS

The Company uses financial instruments in its normal course of business as a tool to manage its assets and liabilities. The Company does not hold or issue financial instruments for trading purposes. Gains and losses relating to hedging contracts are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


deferred and recorded in income or as an adjustment to the carrying value of the asset at the time the transaction is complete. Payments or receipts of interest under the interest rate swap arrangement are accounted for as an adjustment to interest expense. The fair value of such financial instruments is determined through dealer quotes.

The estimated fair values of the Company's material financial instruments are as follows:

LONG TERM DEBT

The fair value of the Company's long-term debt, in accordance with SFAS No. 107, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                 Fair               Carrying
                                                Value                 Value
                                 (in thousands)
      1998 Financial Liabilities:
      Long-term Debt
      Revolver                                 $ 91,961            $ 91,961
      Senior Subordinated Notes                  84,000             100,000

      1997 Financial Liabilities:
      Long-term Debt
      Revolver                                 $ 93,045            $ 93,045
      Senior Subordinated Notes                  95,000             100,000

LUMBER FUTURES CONTRACTS

The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. At December 26, 1998 the Company had 22 lumber futures contracts outstanding with a total market value of $1,397,000 and a net unrealized gain of $1,976. These contracts all mature in 1999.

INTEREST RATE SWAP

At December 26, 1998 the Company had in place an interest rate swap agreement which effectively fixed the interest rate on $40 million of the Company's borrowings under its floating rate revolving line of credit at 8.11% (subject to adjustments in certain circumstances), for three years. This interest rate swap was operative while the 30-day LIBOR borrowing rate remained below 6.7%. The agreement also included a floor LIBOR rate at 4.6%. At December 23, 1998 the 30-day LIBOR borrowing rate was 5.625%. The fair value of the interest rate swap agreement, in accordance with SFAS No. 107, at December 26, 1998 was a negative $400,000.

On February 17, 1999, in conjunction with the Company's new revolving credit agreement (see Note 15), the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the interest rate at 7.75% (subject to adjustments in certain circumstances), reduced from 8.11% under the old agreement, for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  RELATED PARTY TRANSACTIONS

In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to its majority stockholder for a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,249 plus interest). At December 26, 1998 this stockholder had made payments of $115,752 under the promissory note and was delinquent with respect to required payments of approximately $169,474 of principal and interest.

In 1998, the Company paid approximately $730,000 in reimbursements primarily to affiliates of the Company's chairman, for costs related to services provided to the Company during 1998 by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 1997 and 1996 for similar services were approximately $1,289,000 and $612,000, respectively.

In June of 1996, the Company entered into a mortgage lending agreement with an affiliate of the Company's chairman. In exchange for providing home construction loans to the Company's customers the Company reimbursed this affiliate for certain start-up expenses. Reimbursements in 1998, 1997 and 1996 were approximately $115,000, $1,045,000 and $365,000, respectively, and were expensed as incurred. In late 1997, this affiliate's involvement in the program ceased.

A former director and executive officer of the Company was during most of 1998, and all of 1997 and 1996, a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $741,000, $665,000, and, $430,000 for legal services provided to the Company during 1998, 1997, and 1996, respectively.

For a description of the sale of 2,000,000 newly-issued shares by the Company to Riverside Group, Inc. in 1996, see Note 9.

OTHER OPERATING INCOME

Other operating income on the Company's Statement of Operations includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivables and casualty gains/losses. The sale of property, plant and equipment includes the sale of 9, 12, and 6 pieces of real estate in 1998, 1997 and 1996, respectively. In 1998 and 1996, gains of $1.0 million and $0.6 million, respectively, were recorded as a result of the differences between insured replacement cost and net book value resulting from fire and storm damage at certain of the Company's sales and distribution
                                    WF-31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


facilities. The following table summarizes the major components of other operating income by year.

                             Other Operating Income
                                   Gain/(Loss)

                                            1998        1997        1996
                                            ----        ----        ----
                                                     (in thousands)

Sale of property, plant and equipment     $2,111    $  6,180      $2,005
Accounts receivable service charges        2,331       2,170       2,064
Casualties                                   670        (284)        350
Other                                      1,725       2,623       2,377
                                           -----       -----       -----
Total                                     $6,837     $10,689      $6,796
                                          ======     =======      ======

SUBSEQUENT EVENTS

NEW REVOLVING CREDIT AGREEMENT

On February 17, 1999 the Company entered into a new revolving credit agreement with a group of financial institutions. The new revolving line of credit provides for, subject to restrictions discussed below, up to $160 million of revolving credit loans and credits.

A commitment fee of 0.25% is payable on the unused amount of the new revolving line of credit. Until delivery to the lenders of the Company's financial statements for the period ending June 26, 1999, interest on amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of BankBoston, N.A. of 0.50%, or 2.00% above the applicable LIBOR rate. After that time, depending upon the Company's rolling four-quarter interest coverage ratio, amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of from 0% to 0.75% or from 1.50% to 2.25% above the applicable LIBOR rate.

Substantially all of the Company's accounts receivable, inventory and general intangibles are pledged as collateral for the new revolving line of credit. Availability is limited to 85% of eligible accounts receivable plus 60% of eligible inventory, with these percentages subject to change in the permitted discretion of the agent for the lenders. Covenants under the related debt documents require, among other things, that the Company maintain unused availability under the new revolving line of credit of at least $15 million (subject to increase in certain circumstances) and maintain certain levels of tangible capital funds. In addition, these documents restrict, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In conjunction with the new revolving credit agreement, the Company terminated its existing interest rate swap agreement and entered into a new interest rate swap agreement (see Note 12).

                                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders,
Riverside Group, Inc.:

Our report on the consolidated financial statements of Riverside Group, Inc. and subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page ___ of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

 .

                         Pricewaterhouse Coopers L.L.P.

Jacksonville, Florida
March 31, 1999

                                      Riverside Group, Inc. and Subsidiaries

                                  Schedule   II  -  Valuation   and   Qualifying
                            Accounts  for the Years Ended  December 31, 1998 and
                                               December 31, 1997
                                              (dollars in thousands)


Col.A                         Col.B               Col.C              Col.C               Col.D            Col.E
                                                Additions          Additions
                            Balance at         Charged to         Charged to                            Balance at
                            Beginning of       Costs and             Other              Deduct-           End of
Description                  Period            Expenses(1)        Accounts(2)            ions(3)         Period

1998:
Allowance for
doubtful
accounts..........            $4,206          $     97             $      --            $3,966          $  337


1997:
Allowance for
doubtful
accounts..........            $4,318            $2,148                $(190)            $2,070          $4,206



(1) Net of reserved and collected amounts.
(2)  Allowance  for doubtful  accounts  charged to  restructuring  reserve.  (3)
(a)Represents the balance of allowance for doubtful accounts pertaining to Wickes Inc.
    (b) Reserved accounts written off.



                                                   Schedule III
                                        Riverside Group, Inc. (Parent Only)
                                   Condensed Financial Information of Registrant
                                                  Balance Sheets
                                            (unaudited,in thousands)


                                                                    December 31,
                                                                  1998        1997
                                                                  ----        ----

         ASSETS


Cash and cash equivalents                                      $    367    $  3,017
Investment in real estate                                         9,242      13,869
Investment in Wickes Inc.                                        12,983          --
Investment in subsidiaries                                        1,826      21,183
Other assets                                                        461       5,833
                                                               --------    --------
     Total assets                                              $ 24,879    $ 43,902
                                                               ========    ========


         LIABILITIES & STOCKHOLDERS' EQUITY

Accrued expenses, income taxes and other
liabilities                                                    $  1,051    $  2,963
Debt and mortgage debt                                           21,249      26,319
                                                               --------    --------
     Total liabilities                                           22,300      29,282
                                                               ========    ========


Common stockholders' equity:
     Common stock, $.10 par value; 20,000,000 shares
     authorized, issued and outstanding,
     5,278,123 in 1998 and 1997                                     529         529
Additional paid-in capital                                       17,049      16,783
Retained earnings                                               (14,999)     (2,692)
                                                               --------    --------
     Total stockholders' equity                                   2,579      14,620
                                                               --------    --------


     Total liabilities and stockholders' equity                $ 24,879    $ 43,902
                                                               ========    ========




                                                   Schedule III
                                        Riverside Group, Inc. (Parent Only)
                                   Condensed Financial Information of Registrant
                                        Condensed Statements of Operations
                                                  (in thousands)

                                                          Years Ended December 31,
                                                  1998          1997         1996
                                                  ----          ----         ----

Net investment income                       $      (581)   $       644    $     1,097
Other income                                        546            625             12
Equity in net income of subsidiaries, net
   of income taxes                               (6,391)        (1,733)         3,699
Equity in investment in Wickes Inc.                 172             --         (1,714)
                                              ---------      ---------      ---------
         Total revenues                          (6,254)          (464)        (3,094)


Other operating costs & expenses                  1,028          2,639          1,072
Interest expense                                  2,691          3,106          2,428
                                              ---------      ---------      ---------
         Total expenses                           3,719          5,745          3,500


                                              ---------      ---------      ---------
    Loss before income tax benefit               (9,973)        (6,209)          (406)

Income tax expense                                2,334             --             --
                                              ---------      ---------      ---------

   Net loss                                 $   (12,307)   $    (6,209)   $      (406)
                                              =========      =========      =========

Earnings (loss) per share of common stock   $     (2.36)   $     (1.19)   $     (0.80)

Weighted average number of common shares
  used in computing earnings per share        5,213,186      5,193,970      5,286,316
                                              =========      =========      =========







                                                   Schedule III
                                        Riverside Group, Inc. (Parent Only)
                                   Condensed Financial Information of Registrant
                                        Condensed Statements of Cash Flows

                                                                                    Years Ended December 31,
                                                                               1998           1997        1996
                                                                               ----           ----        ----


Cash Flows from Operating Activities:                                   $(12,307)       $ (6,209)   $   (406)
         Net loss
         Adjustments  to  reconcile  net loss to net cash  provided by operating activities:
Net realized investment gains                                               (144)          897          --
Change in other assets and liabilities                                     3,076        (1,284)      3,874
Equity in (income) loss of subsidiaries,
         net of cash received                                              6,391        (1,297)       (771)
Depreciation and amortization                                                399           177         225
                                                                        --------      --------     -------
Net cash provided by (used in) operating activities                        2,585        (7,716)      2,922

Cash Flows from Investing Activities:
         Purchase of investments:
                  Securities of Wickes Inc.                                   --            --     (10,000)
                  Short-term and real estate investments                    (423)       (1,004)    (20,654)
         Sale, maturity and principal reduction of investments:
                  Short-term and real estate investments                   6,405         4,407          --
                  Securities of Wickes Inc.                                2,669           290          --
                  Change in investment in and advances to subsidiaries     1,830         3,284       4,764
                  Life Insurance Reorganization proceeds                      --         5,315      35,000
                  Net assets of Life Insurance Reorganization                 --            --     (28,202)
                                                                        --------      --------    --------
                  Net cash provided by (used in) investing activities     10,481        12,292     (19,092)

Cash Flow from Financing Activities:
         Repayment of debt                                                (5,353)       (3,395)       (849)
         Increase in borrowings                                               80         1,539      17,798
         Purchase & Retirement of Common Stock                                --            --         (46)
         Dividend paid to stockholders                                        --            --        (530)
                                                                        --------      --------    --------
                  Net cash provided by (used in) financing activities     (5,273)       (1,856)     16,373
                                                                        --------      --------    --------

Net Increase(decrease) in Cash & Cash Equivalents:                        (2,650)        2,720         203
         Cash at beginning of year                                         3,017           297          94
                                                                        --------      --------    --------
         Cash at end of year                                            $    367      $  3,017    $    297
                                                                        ========      ========    ========

REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors of Wickes Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Wickes Inc. and its subsidiaries at December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three years ended December 26, 1998, December 27, 1997 and December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material! misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                           PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 23, 1999

                               LOAN AGREEMENT

     This Loan Agreement is entered into and effective as of the 11 day of March, 1999, by and among: (i) Imagine Investments, Inc., a Delaware corporation with a principal place of business in Dallas, Texas (the "Lender"), (ii) Buildscape, Inc., a Florida corporation with a principal place f business in Jacksonville, Florida (the "Borrower"), (iii) Riverside Group, Inc., a Florida orporation ("Riverside"), (iv) Cybermax, Inc., a Florida corporation ("Cybermax"), and (v) ybermax Tech, Inc., a Florida corporation ("Cybermax Tech"). Cybermax, Cybermax Tech and Riverside are hereinafter collectively referred to as "Guarantors".

     Recitals:

     A. Borrower desires to obtain from Lender a term loan in the amount of OneMillion Dollars ($1,000,000.00), which will be used by Borrower to pay various obligations as and when the same are due and payable ("Term Loan").

     B. In order to induce Lender to enter into this Loan Agreement and to extend the Term Loan hereunder, without which inducement Lender would be unwilling to take such actions, and in consideration of the benefits they will receive therefrom, the Guarantors are willing and desire to guarantee the obligations of Borrower under this Loan Agreement and to make the agreements as set forth herein.

     Agreement:

     Now, Therefore, the parties hereby agree as follows:

     1. Term Loan. Term Loan. Subject to the terms and conditions contained herein, Lender hereby agrees to make the Term Loan to Borrower, in accordance with the following provisions:

        1.1 Amount, Purpose and Term.1 Amount, Purpose and Term. The amount of the Term Loan shall be One Million Dollars ($1,000,000.00). The Term Loan is evidenced by and shall be payable and otherwise be made on the terms set forth in the Term Promissory Note made by Borrower to Lender of even date herewith (the "Term Note") and on the terms established in this Loan Agreement. All payments on the Term Note shall be made in immediately available funds at the principal office of Lender on each date as specified in the Term Note and/or this Loan Agreement. The outstanding principal balance of the Term Note shall bear interest from the date hereof at the rate of ten percent (10%) per annum.

     1.2 Disbursements.2 Disbursements. Contemporaneously with the execution of this Loan Agreement and the fulfillment of all conditions precedent to the disbursement of the proceeds of the Term Loan, Lender shall disburse funds to Borrower or on Borrower's behalf in the amounts shown on Exhibit A attached hereto and made a part hereof by wire transfer, and as instructed by Borrower, has paid Lender's legal fees in connection with the Term Loan.


     Through and including May 15, 1999, Lender agrees to make additional disbursements of principal of the Term Loan to Borrower as hereinafter requested by Borrower, upon approval by Robert Shaw and one other member of the committee consisting of Harry T. Carneal, B. Kent Hill and Robert Shaw (the "Committee"). To request a disbursement, Borrower shall submit a written request (the "Request") to Lender (a) setting forth the amount and requested disbursement date and (b) restating that all the representations and warranties set forth in this Agreement (to the extent they are applicable, as of the disbursement date, as hereinafter defined) are true and correct in all material respects as if made on, and as of, the day the Request is made by Borrower. The Request shall be sent in the manner and to the address set forth in Section 9 herein and signed by the chief executive officer and chief financial officer of Borrower. The Committee shall respond to the Request in writing, and if approved, shall fund the disbursement within ten (10) business days of its receipt of the Request. The maximum amount to be disbursed under the Term Note, including the amount disbursed to Borrower and on Borrower's behalf on even date herewith, shall not exceed One Million Dollars ($1,000,000), the face amount of the Term Note.

     The Term Loan is not a revolving loan, and amounts borrowed and repaid under the Term Note may not be reborrowed in whole or in part.

        1.3 Prepayment.3 Prepayment. Any portion of the principal balance of the Term Note, or any accrued interest thereon, may be prepaid at any time, in whole or in part, without the written consent of Lender.

        1.4 Maturity Date.4 Maturity Date. The maturity date of the Term Note, at which time all outstanding principal and accrued interest on the Term Note shall be due and payable in full, is September 15, 1999.

        1.5 Fee.5 Fee. Borrower agrees to pay a fee to Lender in the amount of $10,000.00 for agreeing to make the Term Loan and hereby instructs Lender to immediately pay such fee to Lender out of the proceeds of the Term Loan.

    2. Security for the Indebtedness. Security for the Indebtedness. The Term Note, and all sums and obligations owed thereunder (collectively, the "Indebtedness"), is and shall be secured by and entitled to the benefits of all the following (all of the following are sometimes hereinafter collectively referred to as the "Security Instruments"; the Security Instruments, this Loan Agreement and the Term Note are sometimes hereinafter collectively referred to as the "Loan Documents"):

        2.1 Stock Pledge Agreement Pertaining to Cybermax Tech.1 Stock Pledge Agreement Pertaining to Cybermax Tech. That certain Stock Pledge Agreement between Cybermax Tech and Lender of even date herewith, pursuant to which Cybermax Tech pledges to Lender 100% of the capital stock of Borrower (the "Buildscape Stock") and delivers to Lender the original certificates of the Buildscape Stock, together with the appropriate blank stock powers.

        2.2 Stock Pledge Agreement Pertaining to Riverside.2 Stock Pledge Agreement Pertaining to Riverside. That certain Stock Pledge Agreement between Riverside Group, Inc. ("Riverside") and Lender of even date herewith, pursuant to which Riverside pledges 100% of the capital stock of Cybermax (the "Cybermax Stock") and delivers to Lender the original certificates of the Cybermax Stock, together with the appropriate blank stock powers.

        2.3 Stock Pledge Agreement Pertaining to Cybermax.3 Stock Pledge Agreement Pertaining to Cybermax. That certain Stock Pledge Agreement between Cybermax and Lender of even date herewith, pursuant to which Cybermax pledges 100% of the capital stock of Cybermax Tech (the "Cybermax Tech Stock") and delivers to Lender the original certificates of the Cybermax Tech Stock, together with the appropriate blank stock powers.

        2.4 Guaranty.4 Guaranty. The guaranty agreements of Guarantors pursuant to Section 10 hereunder.

        2.5 Security Agreement Pertaining to Borrower.5 Security Agreement Pertaining to Borrower. That certain Security Agreement between Borrower and Lender of even date herewith, pursuant to which Borrower pledges and grants Lender a security interest in, and assigns to Lender, all of Borrower's assets.

        2.6 Security Agreement Pertaining to Cybermax.6 Security Agreement Pertaining to Cybermax. That certain Security Agreement between Cybermax and Lender of even date herewith, pursuant to which Cybermax grants Lender a security interest in, and assigns to Lender all of Cybermax's web sites and domain names, Internet listing and numbers, trademarks, service marks, trade names, service names, royalty payments, patents, copyrights, licenses, licensing agreements and other rights in intellectual property, rights as lessee under any lease of real or personal property, literary rights, goodwill, applications, documentation, hardware, software, computer data files, books and records in whatever media (paper, electronic or otherwise), rights in applications for any of the foregoing, and anything used or useful in connection with all web sites and domain names owned or operated by Cybermax or any of its affiliates, regardless whether now existing or hereafter acquired or arising.

        2.7 Security Agreement Pertaining to Cybermax Tech.7 Security Agreement Pertaining to Cybermax Tech. That certain Security Agreement between Cybermax Tech and Lender of even date herewith, pursuant to which Cybermax Tech grants Lender a security interest in, and assigns to Lender, all of Cybermax Tech's web sites and domain names, Internet listing and numbers, trademarks, service marks, trade names, service names, royalty payments, patents, copyrights, licenses, licensing agreements and other rights in intellectual property, rights as lessee under any lease of real or personal property, literary rights, goodwill, applications, documentation, hardware, software, computer data files, books and records in whatever media (paper, electronic or otherwise), rights in applications for any of the foregoing, and anything used or useful in connection with all web sites and domain names owned or operated by Cybermax Tech or any of its affiliates, regardless whether now existing or hereafter acquired or arising.

        2.8 Other Security.8 Other Security. Other security and instruments, if any, granted by Borrower and/or Guarantors to Lender, whether of even date herewith or hereafter or heretofore granted, to secure the Term Note and/or any other Indebtedness.

    3. Conditions Precedent. Conditions Precedent. Lender's obligations under this Loan Agreement, including each disbursement of any proceeds of the Term Loan, shall be subject to the fulfillment to Lender's satisfaction of each of the following conditions precedent, unless such condition or conditions shall be waived by Lender in writing, in the sole discretion of Lender:

        3.1 Resolutions and Approvals.1 Resolutions and Approvals. Borrower and Guarantors shall furnish certified copies of all consents, resolutions and approvals as may be required by Lender, evidencing approval of the execution of the Loan Documents, all in form and substance acceptable to Lender.

        3.2 Legal Opinion.2 Legal Opinion. Lender shall have received a favorable written opinion of counsel for Borrower and Guarantors (i.e. Holland & Knight), dated and effective as of the date on which the Loan Documents are executed and delivered, addressed to Lender and satisfactory in form and substance to Lender, with only such modifications, exceptions, assumptions and qualifications as shall be acceptable to Lender and its counsel.



        3.3 Loan Documents.3 Loan Documents. All the Loan Documents, and such other documents or instruments as Lender may reasonably require, all in form and substance acceptable to Lender, shall have been duly executed and delivered to Lender, and, where appropriate, duly recorded in the proper public offices, and all of the Loan Documents shall be in full force and effect.

     3.4 Representations, Warranties and Covenants.4 Representations, Warranties and ovenants. All representations and warranties of Borrower and Guarantors contained herein and in the other Loan Documents shall be true and correct on, and as of, the execution of this Agreement, as well as, on, and as of, each date disbursements are made by Lender to Borrower pursuant to Section 1.2 of this Agreement. Borrower and Guarantors shall be in compliance with all covenants contained in the Loan Documents.

        3.5 Consents of Third Parties.5 Consents of Third Parties. Such third party consents, estoppels or agreements as Lender may require, all of which shall be in form and content satisfactory to Lender in its sole discretion.

        3.6 Corporate Matters.6 Corporate Matters. Lender shall have been provided with true and correct copies of all articles of incorporation, by-laws and corporate minutes of Borrower and shall have been provided such further information as shall have been requested by Lender with regard to the business, properties, finances and operations of Borrower and Guarantors.

        3.7 Stock Option.7 Stock Option. Borrower shall have executed and delivered a Stock Option Agreement in favor of Lender, of even date herewith, a copy of which is attached hereto as Exhibit B and incorporated herein by reference (the "Option Agreement"), pursuant to which Borrower shall have granted Lender the exclusive right and option (the "Option") to purchase ten percent (10%) of the common capital stock of Borrower.

        3.8 No Event of Default.8 No Event of Default. No "Event of Default" and no event which would constitute an Event of Default with the giving of notice, passage of time, or both (a "Possible Default") shall have occurred or shall occur after giving effect to the requested disbursement.

    4. Affirmative Covenants. Affirmative Covenants. Borrower and Guarantors jointly and severally agree that until the principal of and all interest accrued on the Term Note and all the other Indebtedness shall have been paid in full and this Loan Agreement terminated, Borrower and Guarantors, as applicable, shall perform and observe all of the following terms and provisions:

        4.1 Money Obligations.1 Money Obligations. Borrower and Guarantors, to the extent provided in Guarantors' respective Guaranty Agreements, shall pay in full:

                (a) Prior in each case to the date when penalties would attach, all taxes, assessments and governmental charges and levies hereafter due by Borrower and/or Guarantors (except only those so long as and to the extent that the same shall be contested in good faith by appropriate and timely legal proceedings and for which a bond staying execution or enforcement thereof shall have been posted to the satisfaction of the Lender); and

                (b) All their respective debts, obligations and liabilities incurred after the date hereof, on or prior to their respective due dates, for which they respectively may be or become liable or to which any or all their properties may be or become subject.

        4.2   Financial Statements.2        Financial Statements.

                (a) Borrower shall furnish to Lender, within thirty (30) days after the end of each calendar quarter, an income statement of Borrower for that quarter and for the period from the beginning of the applicable fiscal year of the Borrower to the end of such quarter and a balance sheet of Borrower as of the end of each such quarter, certified by the President or Chief Financial Officer of Borrower to be true, correct and accurate.

                (b) Borrower shall furnish to the Lender, within ninety (90) days after the end of each fiscal year of Borrower, (i) a complete financial report, consisting of balance sheet, statement of profit and loss, application of funds, change in financial position and the like, prepared or reviewed by a firm of independent public accountants of recognized standing acceptable to Lender.

                (c) Borrower shall furnish to Lender, immediately upon Lender's written request, such other information about the financial condition, properties and operations of Borrower as Lender may from time to time reasonably request.

                (d) Each Guarantor shall furnish to Lender, (i) on or before March 31 of each year, Guarantor's own financial statements, in a form approved by Lender, as of the preceding December 31, certified as true and correct by Guarantor, (ii) a copy of Guarantor's signed federal tax returns within five (5) business days of the filing of such return with the Internal Revenue Service, and (iii) promptly on demand of Lender, such other financial information concerning Guarantor as Lender may request from time to time;

                (e) All financial statements specified in Section 4.2(a), (b), and (c) above shall be furnished to Lender with comparative figures for the corresponding period in the preceding fiscal year; and all financial statements referred to in Section 4.2(a), (b), and (c) above shall be prepared on the accrual basis of accounting, in accordance with GAAP applied on a basis consistent with prior years of Borrower, on a consolidated (and consolidating) basis and shall be accompanied by a certificate of the president of Borrower:

                    (1) stating that there exists no Event of Default or Possible Default hereunder;

     or

                    (2) describing with particularity any Event of Default or Possible Default, stating the nature thereof, the period of existence thereof and what action Borrower, its subsidiaries and/or Guarantors have taken or propose to take with respect thereto.

                (f) Borrower shall furnish to Lender, prompt written notice of any condition or event which has resulted in or might result in:

                    (1) a material adverse change in the consolidated condition (financial or other wise) or operations of Borrower or Guarantors; or

                    (2) a breach of or noncompliance with any term, condition or covenant contained herein or in any document delivered pursuant hereto; or

                    (3) a material breach of, or noncompliance with, any term, condition or covenant of any material contract to which Borrower and/or any of its subsidiaries or the Guarantors are a party or by which they or their property may be bound.

                (g)  Borrower  and  Guarantors  shall  furnish to Lender  prompt written notice of any claims, proceedings or disputes (whether or not purportedly on behalf of Borrower or Guarantors) against, or to the knowledge of Borrower or Guarantors, threatened or affecting Borrower or Guarantors which, if adversely determined, would have a material adverse effect on the business, properties or condition (financial or otherwise) of Borrower or any subsidiaries or Guarantors or any labor controversy resulting in or threatening to result in a strike against Borrower or Guarantors, or of any proposal by any public authority to acquire any of the material assets or business of Borrower.

     4.3 Financial Records.3 Financial Records. Borrower and Guarantors, as applicable, shall:

                (a) At all times keep true and complete financial records in accordance with GAAP consistently applied;

                (b) At all reasonable times, permit Lender to examine any or all of their financial and other records and to make excerpts therefrom and transcripts thereof;

                (c) Maintain their books and records at their respective current principal office which are the same address as listed for the Borrower and Guarantors in Section 9 hereof; and

                (d)   Maintain their current fiscal years.

        4.4 Existence and Licenses.4 Existence and Licenses. Borrower shall preserve its corporate existence in good standing and will be and remain qualified to do business in good standing in all states in which it is required to be so qualified, and will maintain all permits, licenses and other similar matters necessary or appropriate for its business.

        4.5 Notice.5 Notice. Guarantors and Borrower shall notify Lender in writing, within no more than twenty-four (24) hours (and without the benefit of any grace period afforded in any provision of this Loan Agreement or any Security Instrument) after either of the Guarantors or Borrower or any of Borrower's officers or directors learns of any of the following:

                (a) the existence or occurrence of any Event of Default or Possible Default under this Loan Agreement, or any default under the Term Note or any of the Security Instruments;

                (b) any representation or warranty made herein, or in any related writing, not being or ceasing to be, for any reason, in any material respect, true and complete and not misleading; or

                (c) the institution of, or adverse determination in, any litigation, arbitration or governmental proceeding (including but not limited to an audit or examination by the Internal Revenue Service) which could have a material and adverse effect upon Borrower or Guarantors, which notification shall describe the nature thereof, what happened with respect thereto and what steps are being taken by Borrower or Guarantors, as the case may be, with respect thereto.

        4.6 Agreements.6 Agreements. Borrower shall comply timely with all its agreements and valid obligations to and with all parties, and shall not commit or permit to be committed any default thereunder.

        4.7 Stock.7 Stock. Borrower, Cybermax and Cybermax Tech shall instruct their respective Secretaries and stock transfer agents not to issue any additional capital stock, warrants, options or rights with respect thereto or instruments convertible into their respective capital stock, and Borrower, Cybermax and Cybermax Tech shall not issue any additional capital stock, warrants, options or rights with respect thereto, or instruments convertible into their respective capital stock, unless the same is directly pledged and delivered to Lender as security for the Term Note pursuant to the Stock Pledge Agreements referred to in Section 2 hereof.

        4.8 Compliance with Laws and Agreements.8 Compliance with Laws and Agreements. Borrower and Guarantors shall comply with the applicable statutes, regulations, ordinances and other laws applicable to their operations and activities.

       4.9 Subordination.9 Subordination. Borrower and Guarantors hereby agree that all current and future debts of Borrower, with the exception of reimbursement for travel expenses incurred on behalf of Borrower, and/or any of its subsidiaries to any of Guarantors or any other stockholder or director of Borrower or any of their spouses, in laws, or blood relatives shall, and are hereby declared to be, fully subordinated to the prior repayment of all the Indebtedness, including the Term Note, and, no payments of principal or interest on such other debts shall be made, without the prior written consent of Lender, until the Indebtedness, including the Term Note, has been paid in full.

        4.10 Payment of Term Note and Other Indebtedness.10 Payment of Term Note and Other Indebtedness. Borrower shall timely pay the Term Note and all the other Indebtedness in accordance with their respective terms. All payments on the Term Note and the other Indebtedness shall be made to Lender in immediately available funds at Lender's principal office on the date due by no later than 2:00 p.m. Lender's local time. Funds received by Lender after that time shall be deemed to be received by Lender on the following business day.

        4.11 Domain Names.11 Domain Names. Borrower shall maintain its web sites, domain names, Internet listings and numbers, trademarks (including any applications therefor), applications, documentation, hardware, software, computer data files and anything used or useful in connection with its web sites and domain names (collectively the "Internet Property") owned or operated by Borrower or any of its affiliates (collectively, the "Internet Property") in good working condition, preserve its rights in all Internet Property and shall notify Lender upon the creation of any additional domain names, web sites, trademarks, trademark applications or other similar property. Immediately upon Lender's request and at Borrower's sole expense, Borrower shall execute and deliver to Lender such UCC-1 Financing Statements and assignments with the U.S. Patent and Trademark Office, and cooperate with Lender in taking any other actions or measures, which in Lender's sole discretion are necessary to perfect and/or continue perfected Lender's security interest in the Internet Property, whether now existing or hereafter acquired or arising.

    5. Negative Covenants. Negative Covenants. Borrower and Guarantors jointly and severally agree that, until the principal of and all interest on the Term Note and all the other Indebtedness shall have been paid in full and this Loan Agreement terminated, Borrower and Guarantors, as applicable, shall observe and comply with each of the following provisions:

        5.1 Material Adverse Changes.1 Material Adverse Changes. Borrower shall not permit a "material adverse change" (as hereinafter defined) to occur. A "material adverse change" shall be deemed to have occurred upon any of the following:

                (a) Any real estate of Riverside is sold for less than 90% of the amount shown on Riverside's Collateral Analysis Schedule, a copy of which will be provided to Lender within 30 days of the loan closing and updated quarterly (the "Collateral Analysis Schedule"); or in the event there are no sales, future values (as reflected on any future Collateral Analysis Schedule or, if lower, appraisals secured as provided in Section 5.2 (b) below) of such real estate diminish more than 15% in the aggregate from their present value reflected on the initial Collateral Analysis Schedule.

                (b) The operating revenues and cash flows from Cybermax at the end of any fiscal quarter in 1999 (on a cumulative basis) is less than 90% of those recorded for the same period in 1998 or if the negative cash flow from Cybermax is more than $1,000,000 at any time during 1999.

                (c) During fiscal year 2000 and 2001 of Cybermax, following approval of the executive committee (consisting of Harry Carneal, Robert Shaw and Wilson) (the "Executive Committee") of Cybermax's business plan, if on a cumulative basis, the gross profits of Cybermax are less than 75% of amounts projected in such business plan, or expenses are more than 10% above amounts projected in such business plan.

                (d) Riverside's investment in Greenleaf, Inc. results in a material negative cash effect on Riverside. Examples of a negative effect associated with this investment would be if Riverside incurs any substantial negative cash flow or is involved in material litigation in connection with Greenleaf, Inc.

                (e) Following approval of the Executive Committee of Borrower's business plan, and provided significant outside capital is not invested in Borrower, if on a cumulative basis, the gross profits of Borrower are less than 75% of amounts projected in such business plan, expenses are more than 10% above amounts projected in such business plan, or the stages of completion of the basic infrastructure of Borrower are more than six (6) weeks delinquent. If significant outside capital is invested in Borrower, the foregoing business plan shall be modified to reflect such investment and submitted to the Executive Committee, for approval and if such modified business plan is not approved by the Executive Committee within 20 days after such capital infusion, that shall be deemed a material adverse change; if such modified business plan is approved by such Executive Committee; and if gross profits are less than 25% of those projected in such modified business plan and expenses of Borrower exceed those projected in such modified business plan that has been approved by such Executive Committee, no material adverse change will be deemed to have occurred under this clause, but otherwise a material adverse change under this clause will be deemed to have occurred.

     Each of the foregoing items will be considered not individually but rather in the aggregate, such that if an individual item has occurred but there is a positive offset with respect to another item, Lender will consider the net effect when making its determination as to whether a "material adverse change" has occurred, but the Lender shall be entitled to make such determination in its sole and unfettered discretion. As an example, in the event Riverside's investment in Greenleaf, Inc.

ultimately results in the realization of clear value (i.e. cash), then this will be taken into consideration in evaluating the progress or results of any of the other items.

        5.2 Minimum Tangible Net Worth.2 Minimum Tangible Net Worth. Borrower and Riverside shall not permit Riverside to fail to meet the following test:

         Riverside shall maintain a minimum GAAP net worth of $1,000,000, and at no time will the calculated net realizable value of the assets of Riverside be less than $10,000,000 in excess of Riverside's liabilities. The calculated net realizable value of the assets will be computed at the end of each calendar quarter. The calculated net realizable value of the assets will be based upon the market price of the Wickes, Inc. shares owned by Riverside (which shall be the average closing price of the Wickes, Inc. stock over the last 20 trading days of the calendar quarter), the net realizable value of any real estate (determined as set forth below), the estimated value of Borrower (as determined by Lender in its sole discretion), plus the net current assets and less all liabilities (adjusted for any amounts included in the calculations above) of Riverside. For purposes of this Section 5.2, the net realizable value of the real estate shall be as reflected on the Collateral Analysis Schedule prepared by the Riverside's real estate manager using comparable sales figures and updated for past sales. The Lender reserves the right, at its sole discretion, to request a third party appraisal no more than once in a twelve month period. If the Lender exercises this right, then the minimum net realizable value of any given piece of real estate for the twelve months following receipt of the appraisal shall not be greater than the amount shown on the appraisal.

     As used herein, the term GAAP refers to generally accepted accounting principals in effect in the United States of America from time to time and applied in a manner consistent with past practices.

        5.3 Advances, Repayment of Debts and Dividends.3 Advances, Repayment of Debts and Dividends. Without the prior written consent of Lender, Borrower shall not make any advances or make any payment of principal or interest on any debt owed to Guarantors, and shall not pay any actual or constructive dividends in cash, stock or other property, and shall not make any other distributions whatsoever with respect to any of its capital stock, or set aside any funds for any of such purposes.

        5.4 Repurchase of Stock.4 Repurchase of Stock. Without the prior written consent of Lender, neither Borrower nor any of its subsidiaries nor any of the Guarantors shall purchase, acquire, redeem or retire any of Borrower's capital stock or rights with respect thereto, nor shall Borrower liquidate or dissolve or take any action with a view towards same.

     5.5 Mergers, Sales and Transfers.5 Mergers, Sales and Transfers. Without the prior written consent of Lender, Borrower, Borrower's subsidiaries or Guarantors shall not:

                (a) Be or become a party to any consolidation, reorganization or merger;

                (b)   Sell all or substantially all of its assets;

                (c) Purchase all or a substantial part of the assets of any other corporation, partner ship, limited liability company or other business enterprise; or

                (d) Effect any change in its capital structure, or amend its Articles of Incorporation.

        5.6 Subsidiaries.6 Subsidiaries. Without the prior written consent of Lender, neither Borrower nor any of Borrower's subsidiaries shall create any new subsidiaries or acquire any capital stock or other securities or interests in another corporation, limited liability company, entity, partnership, joint venture or business. Borrower shall not transfer, assign or lend any money or other property to any subsidiary or affiliate.

       5.7 New Business.7 New Business. Borrower shall not change materially the nature of its business in any manner.

        5.8 Capital Contributions.8 Capital Contributions. Without the prior written consent of Lender, neither Borrower nor any of its subsidiaries shall make any capital contribution to, or investment in, any subsidiary or purchase or commit to purchase any additional stock or securities of any kind from any subsidiary.

        5.9 Prepayment of Other Debts.9 Prepayment of Other Debts. Neither Borrower nor any of the Guarantors shall prepay prior to their respective presently existing maturities any debts or liabilities.

        5.10 Indebtedness.10 Indebtedness. Without the prior written consent of Lender, neither Borrower nor any of its subsidiaries nor any of the Guarantors shall incur any indebtedness for borrowed money whatsoever or guaranty or become directly or contingently liable on any note or other evidence of indebtedness, letter of credit or contract of any kind, or enter any contract or agreement requiring it to make payments regardless of the performance by the other party or that has the effect of constituting a guaranty (and Borrower and Guarantors shall not make any guaranty for any affiliate), except only for trade payables incurred by Borrower or Guarantors in the ordinary course of business, and capital leases and equipment purchases of $100,000 or less in the aggregate per annum.

        5.11 Loans.11 Loans. Neither Borrower nor any of its subsidiaries nor any of the Guarantors shall make any loans other than the creation of accounts receivable in the ordinary course of business, or advance any funds whatsoever, without the prior written consent of Lender.

    6. Additional Agreements Regarding Stock. Additional Agreements Regarding Stock. As additional security for the Term Loan, and also in connection with the Option, Borrower and Guarantors hereby assign to Lender all of the respective rights, titles and interests of Borrower and Guarantors under any and all registration rights and similar agreements with respect to the stock of Borrower, Cybermax and Cybermax Tech, to the extent Lender has from time to time foreclosed upon or otherwise acquired or thereafter does foreclose or otherwise acquire any of the stock of the Borrower, including any stock purchased pursuant to the exercise of the Option, as defined in Section 3.7 hereof, or as to which Lender has exercised such Option.

    7. Events of Default. Events of Default. The occurrence of any or all of the following events constitute an "Event of Default" under this Loan Agreement:

        7.1 Payments.1 Payments. If any installment of principal or interest on any of the Indebt edness, including, but not limited to the Term Note, shall not be paid in full punctually when due and payable.

        7.2 Defaults Under Loan Documents.2 Defaults Under Loan Documents. If any default or Event of Default occurs under any Loan Document.

        7.3 Covenants and Agreements.3 Covenants and Agreements. If Borrower or either of the Guarantors shall violate or fail to perform or observe any covenant, agreement, condition, representation, warranty, or other provision (other than as governed by Section 7.1 or 7.2 hereof) contained or referred to in any of the Loan Documents (or the Option Agreement) and such failure or omission shall not have been fully corrected to the complete satisfaction of Lender within 15 days (or such shorter grace period as may be provided in the particular Loan Document (or the Option Agreement) for the particular default) after Lender has given written notice thereof to Borrower and Guarantors.

        7.4 Failure to Pay Other Indebtedness.4 Failure to Pay Other Indebtedness. If Borrower or any of its subsidiaries shall fail to pay or perform any other obligation it may have or be subject to with respect to any party within any applicable grace period.

        7.5 Accuracy of Statements.5 Accuracy of Statements. If any representation or warranty or other statement of fact contained herein or in any of the Security Instruments or in any writing, certificate, report or statement at any time furnished by or for Borrower and/or Guarantors to Lender pursuant to or in connection with this Loan Agreement or otherwise in connection with the transactions contemplated hereby shall be false or misleading in any material respect or shall omit to state a material fact required to be stated therein in order to make the statements contained therein, in light of the circumstances under which made, not misleading, on the date as of which made, whether or not made with knowledge of same.



     7.6 Solvency and Other Matters.6 Solvency and Other Matters. If Borrower or any of its subsidiaries or any of the Guarantors shall:
                (a)   discontinue business; or

                (b)   make a general assignment for the benefit of creditors; or

                (c) apply for or consent to the appointment of a custodian, receiver, trustee or liquidator of all or a substantial part of its or their assets; or

                (d)   be adjudicated a bankrupt or insolvent; or

                (e) file a voluntary petition in bankruptcy or file a petition or an answer seeking a composition, reorganization or an arrangement with creditors or seeking to take advantage of any other law (whether federal or state) relating to relief for debtors, or admit (by answer, default or otherwise) the material allegations of any petition filed against them in any bankruptcy, reorganization, composition, insolvency or other proceeding (whether federal or state) relating to relief for debtors; or

                (f) suffer or permit to continue unstayed and in effect for thirty (30) consecutive days any judgment, decree or order entered by a court or governmental agency of competent jurisdiction, which assumes control of Borrower (or Guarantors) or approves a petition seeking a reorganization, composition or arrangement of Borrower (or Guarantors) or any other judicial modification of the rights of any of its (or Guarantors) respective creditors, or appoints a custodian, receiver, trustee or liquidator for Borrower or either of the Guarantors or for all or a substantial part of any of their business or assets; or

                (g) not be paying their  respective debts as they become due; or
                (h) be enjoined or restrained from conducting all or a material part of any of their respective businesses as now conducted and the same is not dismissed and dissolved within thirty (30) days after the entry thereof.

       7.7 Other Defaults.7 Other Defaults. If any of the following shall occur:

                (a) Any lien, garnishment, levy, attachment or encumbrance of any kind is placed against any property which serves as collateral for the Term Note;

                (b) The issuance of any tax lien or levy against Borrower or either of the Guarantors or any of its property or Borrower's or either of the Guarantors failure to pay, withhold, collect or remit any tax when assessed or due;

                (c) There shall hereafter occur any material and adverse change in the business operations and condition, financial or otherwise, of Borrower or either of the Guarantors or in the value of the collateral securing payment of the Term Note; and

                (d) If a final judgment or judgments for the payment of money in the aggregate in excess of $10,000.00 shall be rendered against Borrower or any of the Guarantors and such judgment(s) shall remain unsatisfied or unstayed for a period of thirty (30) days.

    8. Remedies Upon Default. Remedies Upon Default. Notwithstanding any contrary provision or inference herein or elsewhere Lender shall have the following rights and remedies:

        8.1 Optional Acceleration8.1 Optional Acceleration. If any Event of Default referred to in Sections 7.1 through 7.6 hereof shall occur, Lender, in its absolute discretion, without further notice to the Borrower or either of the Guarantors, may declare all or any of the Indebtedness, including, but not limited to, the Term Note, to be, whereupon the same shall be, accelerated and immediately due and payable in full, all without any presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by Borrower and Guarantors.

        8.2 Automatic Acceleration8.2 Automatic Acceleration. If any Event of Default referred to in Section 7.7 hereof shall occur, all of the Indebtedness, including the Term Note, shall thereupon become accelerated and immediately due and payable in full, all without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by Borrower and Guarantors.

        8.3 Offsets8.3 Offsets. If any Event of Default or Possible Default shall occur or begin to exist, Lender shall have the right then, or at any time thereafter, to set off against, and to appropriate and apply toward the payment of the Indebtedness (in such order as Lender may select in its sole discretion), including but not limited to the indebtedness evidenced by the Term Note, whether or not such indebtedness shall then have matured or be due and payable and whether or not Lender has declared the Term Note and/or other Indebtedness to be in default and immediately due, any and all deposit balances and other sums and indebtedness and other property then held or owed by the Lender to or for the credit or account of Borrower and/or Guarantors, and in and on all of which

Borrower and Guarantors hereby grant Lender a first security interest and lien to secure all the Indebtedness, all without notice to or demand upon Borrower or Guarantors all such notices and demands being hereby expressly waived.

        8.4 Termination of Disbursements8.4 Termination of Disbursements. Upon the occurrence of any Possible Default, Lender may immediately cease making disbursements under this Loan Agreement, while any Possible Default exists. Upon the occurrence of any Event of Default, Lender shall thereafter have no obligation under any circumstances to make any further disbursements under this Loan Agreement, even if the Event of Default is subsequently cured, and, in such event, Lender may pursue all other remedies available to Lender hereunder or in connection herewith.

        8.5 Rights Under Security Instruments8.5 Rights Under Security Instruments. If any Event of Default shall occur, Lender shall also have all rights and remedies granted it under any and all of the Security Instruments or other Loan Documents securing or intended to secure the Indebtedness.

        8.6 Rights Cumulative8.6 Rights Cumulative. All of the rights and remedies of Lender upon occurrence of an Event of Default or Possible Default hereunder shall be cumulative to the greatest extent permitted by law and shall be in addition to all those rights and remedies afforded Lender at law or equity.


    9.   Notices.     Notices.

        9.1 Giving of Notices9.1 Giving of Notices. All notices, requests, consents, approvals, waivers, demands and other communications hereunder (collectively, "Notices") shall be deemed to have been given if in writing and
(1) personally delivered against a written receipt, or (2) sent by confirmed telephonic facsimile, or (3) delivered to a reputable express messenger service (such as Federal Express, DHL Courier and United Parcel Service) for overnight delivery, addressed as follows (or to such other address as a party shall have given Notice to the other):


                  If to Lender:

                           Imagine Investments, Inc.
                           8150 North Central Expressway
                           Suite 1901
                           Dallas, Texas  75206

                           Attn:  Gary Goltz, General Counsel
                           Telephone: (214) 365-1905
                           Fax: (214) 365-6905

                  cc: Michael M. Fleishman, Esq.
                           Greenebaum Doll & McDonald PLLC
                           3300 National City Tower
                           Louisville, Kentucky  40202
                           Telephone:  (502) 587-3530
                           Fax:  (502) 540-2131

                  If to Borrower:

                           Buildscape, Inc.
                           7800 Belfort Parkway, Suite 100
                           Jacksonville, Florida  32256
                           Attn:
                           (904) 281-2200
                           Fax (904) 296-0584

                  cc: Malcolm Graham, Esq.
                           Holland & Knight
                           One Independent Drive, Suite 2000
                           Post Office Box 1559
                           Jacksonville, Florida  32201-1559
                           (32202 street address)
                           Telephone: (904) 354-4141
                           Fax: (904) 358-2199

              If to Guarantors:

                           Riverside Group, Inc.
                           7800 Belfort Parkway, Suite 100
                           Jacksonville, Florida  32256
                           Attn:  Cathe Gray
                           (904) 281-2200
                           Fax (904) 296-0584

              cc:     Malcolm Graham, Esq.
                           Holland & Knight
                           One Independent Drive, Suite 2000
                           Post Office Box 1559
                           Jacksonville, Florida  32201-1559
                           (32202 street address)
                           Telephone: (904) 354-4141
                           Fax: (904) 358-2199

                           Cybermax, Inc.
                           7800 Belfort Parkway, Suite 100
                           Jacksonville, Florida  32256
                           Attn:  Cathe Gray
                           (904) 281-2200
                           Fax (904) 296-0584


                           Cybermax Tech, Inc.
                           7800 Belfort Parkway, Suite 100
                           Jacksonville, Florida  32256
                           Attn:  Cathe Gray
                           (904) 281-2200
                           Fax (904) 296-0584

                  9.2 Time Notices Deemed Given9.2 Time Notices Deemed Given. All Notices shall be effective upon being properly personally delivered, or upon confirmation of a telephonic facsimile, or upon the delivery to a reputable express messenger service. The period in which a response to any such notice must be given shall commence to run from the date on the receipt of a personally delivered notice, or the date of confirmation of a telephonic facsimile or two days following the proper delivery of the Notice to a reputable express messenger service, as the case may be.

   10. Guaranty of Guarantors. Guaranty of Guarantors. Guarantors, to the extent permitted in their respective guaranty agreements executed on even date herewith, unconditionally guarantee each and every covenant, agreement, warranty, representation and obligation of Borrower under this Loan Agreement and consent to all the terms hereof and thereof, and hereby waive all suretyship and guarantors' defenses generally. All obligations of Borrower and Guarantors under this Loan Agreement shall be joint and several.

   11. Fees and Expenses. Fees and Expenses. Borrower and Guarantors agree that they shall be responsible for and shall pay Lender's expenses incurred in negotiating and effecting the Term Loan and the Loan Documents, including Lender's attorneys' fees which, at Lender's option, may be deducted from the proceeds of the Term Loan and paid to Lender's counsel, but shall nevertheless be deemed disbursed directly to Borrower and evidenced by the Term Note.

         Further, in the event of any default under this Loan Agreement, the Term Note or any of the Security Instruments or any related instruments, Borrower and Guarantors will pay to Lender, to the extent allowable by applicable law, such further amounts as shall be sufficient to reimburse fully the Lender for all of its costs and expenses of enforcing its rights and remedies under this Loan Agreement, the Term Note and the Security Instruments, and in protecting or preserving any security for the Indebtedness including without limitation, Lender's reasonable attorneys', appraisers' and accountants' fees, court costs, security costs and maintenance costs, and the same shall be deemed evidenced by the Term Note and secured by all the Security Instruments. All obligations provided for in this Section shall survive termination or cancellation of this Loan Agreement for any reason whatsoever.

   12. Miscellaneous Provisions. Miscellaneous Provisions. This Loan Agreement shall be subject to the following miscellaneous provisions:

       12.1 Construction12.1 Construction. The parties have participated jointly in the negotiation and drafting of this Loan Agreement. In the event an ambiguity or question of intent or interpretation arises, this Loan Agreement shall be construed as if drafted jointly by the parties and no presumption of burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Loan Agreement. Unless the context clearly states otherwise, the use of the singular or plural in this Loan Agreement shall include the other and the use of any gender shall include all others. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Loan Agreement. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

       12.2 Counterparts12.2 Counterparts. This Loan Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original copy of this Loan Agreement and all of which, when taken together, shall be deemed to constitute one and the same agreement.

       12.3 Entire Agreement12.3 Entire Agreement. This Loan Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter herein contained, and supersedes all prior agreements, correspondence, arrangements and understandings relating to the subject matter hereof.

       12.4 Further Assurances12.4 Further Assurances. Borrower and Guarantors agree (a) to furnish upon Lender's request such further information, (b) to execute and deliver such other documents, and (c) to do such other acts and things, all as Lender may reasonably request for the purpose of carrying out the intent of this Loan Agreement and the documents referred to in this Loan Agreement.

       12.5 Governing Law12.5 Governing Law. This Loan Agreement and all other Loan Documents are executed and delivered in, and shall be governed by the laws of, the Commonwealth of Kentucky, without giving effect to any conflict of law rule or principle that might require the application of the laws of another jurisdiction.

       12.6 Headings12.6 Headings. The headings in this Loan Agreement are included for purposes of convenience only and shall not be considered a part of this Loan Agreement in construing or interpreting any provision hereof.

     12.7 Invalidity of Provisions; Severability12.7 Invalidity of Provisions; Severability. If any provision of this Loan Agreement or the application thereof to any person or circumstance shall to any extent be held in any proceeding to be invalid, illegal or unenforceable, the remainder of this Loan Agreement, or the application of such provision to persons or circumstances other than those to which it was held to be invalid, illegal or unenforceable, shall not be affected thereby, and shall be valid, legal and enforceable to the fullest extent permitted by law, but only if and to the extent such enforcement would not materially and adversely frustrate the parties' essential objectives as expressed herein. Notwithstanding the foregoing, each party hereto agrees that it has reviewed the provisions of this Loan Agreement, and that the same, taken as a whole, are fair and reasonable.

       12.8 Limitation on Interest12.8 Limitation on Interest. It is the intention of the parties hereto to conform strictly to applicable usury laws. Accordingly, all agreements between Borrower and Lender with respect to the Term Note and the Loan Documents are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Lender or charged by Lender for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If the Term Loan would be usurious under applicable law, then, notwithstanding anything to the contrary in the Term Note or in the Loan Documents: (a) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under the Term Note or the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on the Term Note by the holder thereof or, at Lender's option, refunded to Borrower; and (b) if maturity is accelerated by reason of an election by Lender, or in the event of an prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, excess interest, if any provided for in the Term Note, the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance until payment in full so that the actual rate of interest is uniform through the term hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such excess interest shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on the Term Note or, at Lender's option, refunded to Borrower. The terms and provisions of this Section shall control and supersede every other provision of the Term Note and Loan Documents. The Term Note is a contract made under and shall be construed in accordance with and governed by the laws of Kentucky, except that if at any time the laws of the United States America permit Lender to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of Kentucky (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Lender may contract for, take, reserve, charge or receive under the Term Note.

       12.9 Binding Effect12.9 Binding Effect. The provisions of this Loan Agreement shall bind and benefit Borrower, Guarantor and Lender and their respective successors, heirs, personal representatives and assigns, including each subsequent holder, if any, of the Term Note or any other Indebtedness.

       12.10 Modifications12.10 Modifications. This Loan Agreement may be modified only in writing executed by Lender and Borrower, and Guarantors shall automatically be bound by all such modifications even though one or both of the Guarantors does not join therein or consent thereto, Guarantors hereby agreeing that Borrower's execution thereof shall be irrevocably and conclusively deemed Guarantors' consent thereto as Guarantors' irrevocable attorney-in-fact, even though it does not so state.

       12.11 Time of Essence12.11 Time of Essence. Time is of the essence in the performance by Borrower and Guarantors of all the obligations set forth in this Loan Agreement and in all of the other Loan Documents.

       12.12 Waiver12.12 Waiver. The rights and remedies of Lender hereunder are cumulative and not alternative. Neither the failure nor any delay by Lender in exercising any right, power, or privilege under this Loan Agreement or the documents referred to in this Loan Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. Each such right, power, remedy or privilege may be exercised by Lender, either independently or concurrently with others, and as often and in such order as Lender may deem expedient. To the maximum extent permitted by applicable law, no waiver that may be given by a party will be applicable except in the specific instance for which it is given. No waiver or consent granted by Lender with respect to this Loan Agreement, the Indebtedness or any Security Instrument or related writing shall be binding upon Lender, unless specifically granted in writing by a duly authorized officer of Lender, which writing shall be strictly construed.

       12.13 Interpretation12.13 Interpretation. The parties hereto hereby agree that this Loan Agreement shall be so interpreted to give effect and validity to all the provisions hereof to the fullest extent permitted by law.

       12.14 Assignment12.14 Assignment. Neither the Borrower nor either of the Guarantors may assign any of their rights under the Loan Agreement or any of the Loan Documents to any other party. Lender may assign its rights and obligations under this Loan Agreement and the other Loan Documents, in whole or in part, without the need for consent from Borrower or either of the Guarantors, and such assignee shall be entitled to the benefits of Lender's rights hereunder.

       12.15 Survival of Covenants, Agreements, Warranties and Representations12.15 Survival of Covenants, Agreements, Warranties and Representations. All covenants, agreements, warranties and representations made by Borrower and Guarantor herein shall survive the making of the Term Loan and delivery of the Term Note, this Loan Agreement and any and all Security Instruments for the Term Note and other Indebtedness, and shall be deemed to be continuing covenants, agreements, representations and warranties at all times while any portion of the Indebtedness, including the Term Note, remains unpaid.

   13. Jury Trial Waiver. Jury Trial Waiver. BORROWER AND GUARANTORS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER OF THEM MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION OR ANY OTHER PROCEEDING BASED ON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS LOAN AGREEMENT OR ANY OTHER LOAN DOCUMENT OR OUT OF ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER WRITTEN OR ORAL) OR ACTIONS OF THE BORROWER, GUARANTORS OR LENDER.

                                          [SIGNATURES ON FOLLOWING PAGE]

     In Witness Whereof, the parties have entered into this Loan Agreement as of the date first written above.




Imagine Investments, Inc.

By:

Title:
                                                   ("Lender")




Buildscape, Inc.

By:

Title:
                                                  ("Borrower")


Riverside Group, Inc.

By:

Title:
                                                  ("Guarantor")




Cybermax, Inc.

By:

Title:
                                                  ("Guarantor")




Cybermax Tech, Inc.

By:
Title:
                                                  ("Guarantor")

                              PROMISSORY NOTE


$1,000,000.00                                               Louisville, Kentucky
                                                            March 11, 1999


     For Value Received, BuildScape, Inc., a Florida corporation with a principal office and place of business in Jacksonville, Florida ("Maker"), promises and agrees to pay to the rder of Imagine Investments, Inc., a Delaware corporation, or to any holder of this Note "Payee"), the principal sum of ONE MILLION DOLLARS ($1,000,000.00) or the aggregate principal amount advanced and which shall be outstanding under this Note, together with interest upon such principal balance at the rate provided below, in legal tender of the United States of America. The unpaid principal balance of, and all accrued interest on, this Note shall be due and payable in full on September 15, 1999, which date shall be the final maturity date of this Note. All payments under this Note shall be paid to Payee at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206, or to such other person or at such other place as may be designated in writing by Payee or any subsequent holder of this Note.

         1. Interest Rate. The principal balance of this Note shall bear interest at the rate of ten percent (10%) per annum. All parties hereto hereby specifically agree that this Note has been delivered in the Commonwealth of Kentucky and that the laws of the Commonwealth of Kentucky shall govern this Note. All interest on the principal balance of this Note shall be computed on the basis of the actual number of days elapsed over an assumed year of 360 days.

         2. Disbursements of Principal. Payee may make periodic disbursements of principal to Maker as requested by Maker and subject to the terms and conditions set forth in that certain Loan Agreement among Maker, Payee, Riverside Group, Inc. ("Riverside"), Cybermax, Inc. ("Cybermax"), and Cybermax Tech, Inc. ("Cybermax Tech") of even date herewith (the "Loan Agreement"). Riverside, Cybermax and Cybermax Tech are hereinafter collectively referred to as "Guarantors." This is not a revolving note, and amounts disbursed hereunder may not be paid down and subsequently reborrowed by Maker. All advances under this Note shall be recorded by appropriate entries into a ledger maintained by Payee and shall be prima facie evidence of the amount outstanding under this Note from time to time.

         3. Repayment of Principal and Payment of Interest Prepayment. The principal balance of this Note, together with all accrued interest thereon, shall be paid in full on the maturity date or earlier acceleration of this Note. This Note may be prepaid in whole or in part at any time and from time to time without penalty.

         4. Application of Payments. Payments made under this Note shall be applied, at the holder's sole option, first to any expenses or sums advanced by Payee or other amounts (other than principal and interest) payable to Payee in respect of and in accordance with the terms of this Note or the Loan Agreement or under the terms of any document or instrument securing the repayment of this Note; second, to accrued but unpaid interest upon the principal balance of this Note and then to the principal balance of this Note.

         5. Overdue Payments; Default Rate. All overdue payments of principal or interest on this Note shall bear additional interest until paid in full at the rate per annum (calculated on the basis of an assumed year of 360 days as aforesaid) of five percent (5%) per annum in excess of the rate otherwise payable under the terms of this Note or the highest rate allowed by applicable law, whichever is lower, and shall be due and payable on demand of the holder hereof. The collection of default rate interest shall not be deemed a waiver of an Event of Default.

         6. Security. This Note is secured by: (i) a pledge of all the capital stock of Cybermax, Inc., pursuant to a Stock Pledge Agreement of even date herewith between Riverside and Payee, (ii) a pledge of all the capital stock of Maker pursuant to a Stock Pledge Agreement of even date herewith between Cybermax Tech and Payee, (iii) a pledge of all the capital stock of Cybermax Tech pursuant to a Stock Pledge Agreement of even date herewith between Cybermax and Payee, (iv) the guaranty of Riverside pursuant to the Unconditional Guaranty Agreement of even date herewith, (v) the guaranty of Cybermax pursuant to the Limited Guaranty Agreement of even date herewith, and (vi) the guaranty of Cybermax Tech pursuant to the Limited Guaranty Agreement of even date herewith. This Note has been issued pursuant to the Loan Agreement (such Loan Agreement and the foregoing Stock Pledge Agreements and Guaranty Agreements are
hereinafter collectively referred to as the "Security Documents"), and is subject to all terms and conditions of the Loan Agreement and is entitled to all the benefits of the Security Documents.

         7. Events of Default. Each of the following events shall constitute an event of default under this Note, the occurrence of any of which shall entitle the holder hereof to declare the entire principal balance of this Note, together with all accrued interest and all other liabilities, indebtedness and obligations of Maker and/or Guarantors to Payee, whether now existing or hereafter created, to be immediately due and payable, and to take any and all action allowed Payee by law or equity, under the terms of this Note, under the terms of any of the Security Documents, and under the terms of any other agreements between Maker and/or Guarantors and Payee:

                  (a) The failure of Maker to make any payment of principal or interest provided for in this Note on the date upon which it is due; or

                  (b) The occurrence of an Event of Default under any Security Document;

         8. No Waiver, Cumulative Remedies. The failure of Payee to exercise any of its rights and remedies shall not constitute a waiver of the right to exercise them at that or any other time. All rights and remedies of Payee in the event of a default shall be cumulative to the greatest extent permitted by law.

         9. Expenses. If there is any default under this Note or any Security Document and this Note is placed in the hands of any attorney for collection or is collected through any court including any bankruptcy court, Maker promises and agrees to pay to Payee its attorneys' fees, court costs, and all other expenses incurred in collecting or attempting to collect or securing or attempting to secure this Note as provided by the laws of the Commonwealth of Kentucky, or any other state where the collateral or any part of it is situated. This section shall be deemed supplemental to, and not to be in substitution for, that section of any Security Document dealing with the reimbursement of expenses.

         10. Waivers. Maker waives (a) presentment, demand, notice of dishonor, protest, notice of protest and non-payment, and (b) all exemptions to which Maker may now or hereafter be entitled under the laws of the Commonwealth of Kentucky, of any other state, or of the United States, and agrees that Payee shall have the right (i) to grant Maker or any guarantor of this Note any extension of time for payment of this Note or any other indulgence or forbearance whatsoever, and (ii) to release any security for or guarantor of payment of this Note, without in any way affecting the liability of Maker under this Note or the Guarantors under the Security Documents, and without waiving any rights Payee may have under this Note or by virtue of the laws of the Commonwealth of Kentucky, or any other state of the United States.

         11. Time of Essence. Time is of the essence in the payment and performance of all of Maker's obligations under this Note, the Security Documents and all documents securing this Note or relating hereto.

         12. Venue and Jurisdiction. Maker further agrees that in the event of any litigation for collection of or relating to this note, jurisdiction and venue shall be proper and appropriate in any court sitting in Louisville or Jefferson County Kentucky, and Maker hereby consents to such jurisdiction and venue.

         13. Waiver of Jury Trial. MAKER VOLUNTARILY AND INTENTIONALLY WAIVES AND SHALL NOT ASSERT ANY RIGHT THAT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING FROM OR CONNECTED WITH THIS NOTE, THE SECURITY DOCUMENTS OR ANY AGREEMENT MADE OR CONTEMPLATED TO BE MADE IN CONNECTION THEREWITH, OR ANY COURSE OF DEALING, COURSE OF CONDUCT, STATEMENT OR ACTIONS OF ANY PARTY IN CONNECTION WITH THIS NOTE.

         14. Limitation on Interest. It is the intention of the parties hereto to conform strictly to applicable usury laws. Accordingly, all agreements between Maker and Payee with respect to this Note and the Loan Documents, as defined in the Loan Agreement, are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Payee or charged by Payee for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If this loan would be usurious under applicable law, then, notwithstanding anything to the contrary in this Note or in the Loan Documents: (a) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under this Note or the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on this Note by the holder thereof, or, at Payee's option, refunded to Maker; and (b) if maturity is accelerated by reason of an election by Payee, or in the event of an prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, excess interest, if any provided for in this Note, the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance until payment in full so that the actual rate of interest is uniform through the term hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such excess interest shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on this Note, or, at Payee's option, refunded to Maker. The terms and provisions of this Section shall control and supersede every other provision of this Note and the Loan Documents. This Note is a contract made under and shall be construed in accordance with and governed by the laws of Kentucky, except that if at any time the laws of the United States America permit Payee to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of Kentucky (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Payee may contract for, take, reserve, charge or receive under this Note.

         15. Partial Invalidity. If any one or more of the provisions of this Note, or the applicability of any such provision to a specific situation, shall be held invalid or unenforceable, such provision shall be modified to the minimum extent necessary to make it or its application valid and enforceable, and the validity and enforceability of all other provisions of this Note and all other applications of any such provision shall not be affected thereby. In the event such provision(s) cannot be modified to make it or them enforceable, the invalidity or unenforceability of any such provision(s) of this Note shall not impair the validity or enforceability of any other provision of this Note.

         16. Binding Effect. This Note shall bind the successors and assigns of Maker and shall inure to the benefit of Payee and its successors and assigns. Maker shall not assign or allow the assumption of its rights and obligations hereunder without Payee's prior written consent.

         In Witness Whereof, the undersigned Maker has executed this Note as of the date first above written.

                                                      BuildScape, Inc.

                                                      By:
                                                           ---------------------
                                                     Title:
                                                           ---------------------
                                                                  ("Maker")

                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Agreement") is made and entered into as of March __, 999, by and among: (i) Cybermax Tech, inc., a Florida corporation, ("Cybermax Tech"), (ii) magine Investments, Inc., a Delaware corporation with its principal office and place of business n Dallas, Texas ("Imagine"), and
 (iii) Buildscape, Inc., a Florida corporation ("Buildscape").

     Recitals:

     A. Cybermax Tech owns one hundred percent (100%), consisting of 1,000 shares, of the outstanding common stock of Buildscape (the "Common Stock").

     B. In connection with a note executed by Buildscape on even date herewith in favor of Imagine in the amount of $1,000,000, with a scheduled maturity date of September 15, 1999 (the "Note"), Cybermax Tech is willing to grant to Imagine an option to purchase 100 shares of the Common Stock (the "Shares"), and Imagine desires to acquire such option from Cybermax Tech, upon the terms and provisions set forth herein.

     Agreement:

     Now, Therefore, the parties hereby agree as follows:

1.  Option.  Option.

     1.1 Grant of Option.1 Grant of Option. In consideration of the payment by Imagine to Cybermax Tech of the sum of $10,000, the receipt and sufficiency of which they hereby acknowledge (the "Option Consideration"), Cybermax Tech hereby grants to Imagine the exclusive right and option to purchase the Shares (the "Option").

     1.2 Purchase Price.2 Purchase Price. The purchase price for each share shall be determined as follows (the "Option Price"):

              (a) If a third party not affiliated or related to Buildscape or Cybermax Tech, including but not limited to a venture capital concern ("Third Party"), invests an amount in excess of $1,000,000 (a "Third Party Investment") in exchange for Common Stock or securities, warrants, options or other rights convertible into Common Stock ("Convertible Securities") within the six months following the execution of this Agreement (the "Valuation Period"), the Option Price shall be eighty percent (80%) of the price paid per share of the Common Stock (or in the case of Convertible Securities, the price of the Convertible Security divided by the number of shares of Common Stock into which it may be converted), by Third Party, or if during the Valuation Period, Third Party acquires an option, warrant or any other right (a "Third Party Option") to purchase Common Stock, the Option Price shall be eighty percent (80%) of the price to be paid per share by Third Party pursuant to the Third Party Option. Imagine shall be entitled to have its Option Price calculated using the lowest per share purchase price paid by a Third Party, or to be paid for a Third Party Option.

              (b) If there is no Third Party Investment during the Valuation Period, the Option Price shall be a price equal to "capital stock" plus "additional paid-in capital" on a per share basis for the Common Stock, as reflected on Buildscape's books as of the close of business on the last day of the month immediately prior to Imagine's exercise of the Option. Buildscape's books shall be prepared in accordance with Generally Accepted Accounting Principals ("GAAP").

     1.3  Option Term.3  Option Term.

              (a) In the event of a Third Party Investment during the Valuation Period, the term of the Option (the "Option Term") shall commence on the date of the closing of the Third Party Investment (the "Third Party Closing Date") and expire on the 31st day after the Third Party Closing Date.

              (b) In the absence of a Third Party Investment during the Valuation Period, the Option Term shall commence on September 15, 1999 and shall expire on March 15, 2000.

     1.4  Manner of Exercise.4  Manner of Exercise.

              (a) Imagine may exercise the Option as to any or all of the Shares at any time during the Option Term by delivery of written notice of such exercise ("Notice of Exercise") to Cybermax Tech, setting forth the number of Shares to be purchased pursuant to exercise of the Option and the date for the closing of the transfer of the Shares which date shall not be more than 30 days following the date Notice of Exercise is delivered, unless mutually agreed otherwise (the "Closing Date"). On the Closing Date, Imagine shall deliver to Cybermax Tech a certified or cashier's check payable to Cybermax Tech or wire immediately available funds in an amount equal to (i) the Option Price, multiplied by (ii) the total number of Shares then being purchased by Imagine pursuant to exercise of the Option; provided, however, if the Note has not then been paid in full, Imagine may elect to pay for all or a portion of the Shares purchased pursuant to this Agreement by applying the purchase price towards any amounts due or outstanding under the Note, and the entire amount of the purchase price paid for the Shares shall be deemed to have been paid to Cybermax Tech.

              (b) On the Closing Date, Cybermax Tech shall deliver to Imagine the certificate(s), accompanied by duly executed stock powers, evidencing the Shares being purchased pursuant to the exercise of the Option, free and clear of all liens and encumbrances, and shall take any and all such other actions, and deliver such other documents, as Imagine may reasonably request to effectuate the contemplated transfer.

     1.5 Option Proportionate to Funding.5 Option Proportionate to Funding. If Imagine disburses to, or on behalf of, Buildscape less than the maximum funding amount of $1,000,000 set forth in the Note, the number of shares subject to Imagine's Option under this Agreement shall be proportionately reduced to reflect the actual amounts disbursed under the Note.

2. Further Assurances. Further Assurances. Each party shall execute such additional documents and take such other actions as the other party shall reasonably request to consummate the transactions contemplated hereby and otherwise as may be necessary to effectively carry out the terms and provisions of this Agreement.

3. Representations and Warranties. Representations and Warranties. Cybermax Tech and Buildscape hereby represent and warrant to Imagine that (i) both Cybermax Tech and Buildscape have full power and authority to execute and deliver this Agreement and to consummate their respective transactions contemplated hereby in accordance with the terms hereof, (ii) the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized, (iii) Cybermax Tech owns 1000 shares of the Common Stock, which constitutes 100% of the issued and outstanding capital stock of Buildscape, (iv) Cybermax Tech is the sole legal and beneficial owner of the Shares, and the Shares are free and clear of all liens, claims, encumbrances, charges and restrictions of any nature whatsoever (except for liens or interests in favor of Imagine), (v) the execution and delivery of this Agreement and the sale of the Shares to Imagine pursuant to the provisions hereof will not breach or constitute a default under any contract or agreement to which either Cybermax Tech or Buildscape is a party, (vi) this Agreement constitutes the valid and binding obligations of each of Cybermax Tech and Buildscape, enforceable against them in accordance with its terms. The foregoing representations and warranties of Cybermax Tech and Buildscape shall survive the execution of this Agreement.

4.  Covenants.  Covenants.

     4.1 Repayment of Note.1 Repayment of Note. Notwithstanding anything to contrary contained in the Note, in the event of a Third Party Closing, Buildscape shall repay the Note at such Third Party Closing.

     4.2 Negative Covenants; Shareholders' Agreement.2 Negative Covenants; Shareholders' Agreement.

              (a) During the Option Term and thereafter, if Imagine exercises the Option and purchases any Shares, for so long as Imagine owns any Common Stock, Buildscape shall not and Cybermax Tech shall not allow Buildscape to (i) issue or grant any additional capital stock or other equity securities of any kind or options, subscription rights, warrants or other instruments with respect thereto or any other instruments convertible into shares of its capital stock, or sell or issue any treasury stock, unless such issuance or grant is in favor of a Third Party and Buildscape receives full and fair market value for the interest being sold, conveyed or exchanged, or (ii) declare any stock dividend or stock split without Imagine's written consent, provided that if Imagine so consents, the number of Shares subject to the Option shall be increased to reflect the change in the total capitalization of Buildscape. The covenants contained in this Section 4.2(a) shall survive the termination of this Agreement, the Option Term and the purchase of the Shares by Imagine.

              (b) During the Option Term, Cybermax Tech shall not sell, convey, assign, transfer, grant or dispose of any of the Common Stock, nor shall it acquire any additional Common Stock or other capital stock of Buildscape or any warrants, options or other similar rights relating thereto.

5. Indemnification. Indemnification. Cybermax Tech and Buildscape, jointly and severally, shall indemnify and hold Imagine harmless against and in respect of:

              (a) Any damage, deficiency, liability or costs resulting from any misrepresentation, breach of warranty or nonfulfillment of any covenant or agreement on the part of Cybermax Tech or Buildscape under this Agreement; and

              (b) Any claim, action, suit, proceeding, demand, judgment, assessment, cost and expense, including reasonable counsel fees, resulting from any misrepresentation, breach of warranty or non-fulfillment of any covenant or agreement on the part of Cybermax Tech or Buildscape under this Agreement.

6.  Miscellaneous.  Miscellaneous.

     6.1 Notice.1 Notice. All notices, requests, consents, approvals, waivers, demands and other communications, including the Notice of Exercise ("Notices") hereunder shall be deemed to have been given if in writing and (1) personally delivered against a written receipt, or (2) sent by confirmed telephonic facsimile, or (3) delivered to a reputable express messenger service (such as Federal Express, DHL Courier and United Parcel Service) for overnight delivery, addressed as follows (or to such other address as a party shall have given notice to the other):

                  If to Imagine:

                           Imagine Investments, Inc.
                           8150 North Central Expressway
                           Suite 1901
                           Dallas, Texas  75206
                           Attn:  Gary Goltz, General Counsel
                           Telephone: (214) 365-1905
                           Fax: (214) 365-6905

                  cc: Michael M. Fleishman, Esq.
                           Greenebaum Doll & McDonald PLLC
                           3300 National City Tower
                           Louisville, Kentucky  40202
                           Telephone:  (502) 587-3530
                           Fax:  (502) 540-2131

                  If to Cybermax Tech or Buildscape:

                         Cybermax Tech, Inc. and/or Buildscape, Inc.
                         7800 Belfort Parkway, Suite 100
                         Jacksonville, Florida  32256
                         Attn:  Cathe Gray
                         (904) 281-2200
                         Fax (904) 296-0584

                  cc: Malcolm Graham, Esq.
                         Holland & Knight
                         One Independent Drive, Suite 2000
                         Post Office Box 1559
                         Jacksonville,  Florida 32201-1559(32202 street address)
                         Telephone: (904) 354-4141
                         Fax: (904) 358-2199

         All Notices shall be effective upon being properly personally delivered, or upon confirmation of a telephonic facsimile, or upon the delivery to a reputable express messenger service. The period in which a response to any such notice must be given shall commence to run from the date on the receipt of a personally delivered notice, or the date of confirmation of a telephonic facsimile or two days following the proper delivery of the notice to a reputable express messenger service, as the case may be.

     6.2 Waiver.2 Waiver. The failure of any party to enforce any provision of this Agreement cannot be construed to be a waiver of such provision or of the right hereafter to enforce the same, and no waiver of any breach shall be construed as an agreement to waive any subsequent breach of the same or any other provision.

     6.3 Entire Agreement.3 Entire Agreement. This Agreement contains the entire agreement between the parties hereto with respect to the subject matter hereof, and no prior or collateral promises or conditions in connection with or with respect to the subject matter hereof not incorporated herein shall be binding upon the parties hereto.

     6.4 Amendment.4 Amendment. No modification, extension, renewal, rescission, termination or waiver of any of the provisions contained herein or any future representation, promise or condition in connection with the subject matter hereof shall be binding upon either of the parties unless made in writing and duly executed by the parties or their authorized representatives.

     6.5 Successors.5 Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, heirs and legal and personal representa tives. Imagine may assign its rights under this Agreement, in whole or in part, and from time to time, without the need for consent from Cybermax Tech or Buildscape.

     6.6 Counterparts.6 Counterparts. This Agreement may be executed in separate counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     6.7 Captions.7 Captions. The section and paragraph headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this document.

     6.8 Governing Law.8 Governing Law. This Agreement is executed and delivered in, and shall be construed and enforced in accordance with the laws of, the Commonwealth of Kentucky.

                                          [SIGNATURES ON FOLLOWING PAGE]

     In Witness Whereof, the parties have entered into this Agreement as of the date first written above.




Cybermax Tech, Inc.

By:
   -----------------------

Title:
      --------------------
      ("Cybermax Tech")



Imagine Investments, Inc.

By:
   -----------------------

Title:
      --------------------
         ("Imagine")

Buildscape, Inc.

By:
   -----------------------

Title:
      --------------------
         ("Buildscape")

RIVERSIDE GROUP, INC.
7800 Belfort Parkway
Jacksonville, Florida 32256


                                                  March 26, 1999



Holders of        Riverside Group, Inc.
                  13% Subordinated Notes due September 30, 1999 (the "Notes")

                  Re:      Agreement in Principle to Modify Notes

Gentlemen:

         This letter expresses the agreement in principle between Riverside Group, Inc., a Florida corporation ("RGI"), and the holders of the Notes described above signing the acceptance pages attached to this letter ("the Signing Noteholders"). The agreement in principle is to replace the Notes as follows:


COLLATERAL                          The Notes  held by the  Signing  Noteholders
                                    would be replaced with new promissory  notes
                                    ("the  New   Notes")   which   will  not  be
                                    subordinated and which will be secured by the following ("the Collateral"):

                                    1. A perfected second lien on the collateral package on which American Founders Life ("AFL") holds liens: (i) RGI's real estate assets with an approximate net retail value of $17 million ("the Real Estate") and (ii) 2,002,337 shares of Wickes Inc. common stock ("Wickes Shares"), (the Real Estate and the Wickes Shares are together called "the AFL Collateral"); and AFL would agree not to increase the principal secured by the AFL Collateral; and

                                    2. A first lien on 10 million shares of the Greenleaf Technologies Corporation shares held by RGI ("Greenleaf Shares").

TERM The maturity of the New Notes held by the Signing Noteholders March 26, 1999 would be twelve (12) months longer than the maturity of the existing Notes and would be September 30, 2000.

INTEREST Rate The interest rate on the New Notes would be 11% per annum. (reduced from 13% per annum on the existing Notes) effective upon closing.

COLLATERAL AGENT                    A Collateral Agent will be appointed to hold
                                    the Collateral  on  behalf  of  all  Signing
                                    Noteholders   with   the  power, among other
                                    things  to (i) grant releases,  (ii)  direct
                                    RGI  to  sell  Greenleaf shares constituting
                                    Collateral prior to selling any other Green-leaf shares held by RGI, and (iii) receive proceeds in trust for distribution to the Signing Noteholders. All proceeds from the disposition of any of the Collateral in excess of amounts required to be paid to AFL as to the AFL Collateral would be paid to the Collateral Agent to obtain a release of the Signing Noteholders lien on the Collat-eral being sold. All proceeds will be depos-ited in an interest bearing trust account and distributed on a quarterly basis to all Signing Noteholders pro-rata based on the principal amount of the New Notes held by each.

GREENLEAF  PROCEEDS                 So long as the aggregate  value of the Coll-
                                    ateral in excess of all amounts due to AFL and any other parties with a superior claim to the Collateral or the proceeds there-from, equals or exceeds 120% of the out-standing principal balance of the New Notes, then upon any sale by RGI of Greenleaf
                                    Shares constituting Collateral, 50% of such proceeds would be released to RGI and the other 50% would be paid to the Collateral
                                    Agent.


                                    RGI  holds  certain   Greenleaf  Shares  and
                                    options in addition to the Greenleaf  Shares
                                    constituting   Collateral  ("Free  Greenleaf
                                    Shares"). Should RGI wish to sell any Green-
                                    leaf   Shares,   RGI  will  so  notify   the
                                    Collateral Agent who will direct whether the
                                    Greenleaf   Shares   sold   are   from   the
                                    Collateral or from Free Greenleaf Shares.


AFL COLLATERAL                      In  the  event  of  any  dispute between RGI
                                    and the Signing  Noteholders  as  to  rights
                                    to the  Wickes  Shares   after  AFL  loan is
                                    repaid,  AFL will be  authorized  to  inter-
                                    plead   the  Wickes Shares  into a court for
                                    resolution. In  addition,  so  long  as Real
                                    Estate is to be sold at not less than 95% of appraised value, the Signing

Holders of Riverside Group, Inc.
March 26, 1999
Page 3





                                   Noteholders will agree to release their liens on the Real Estate if all net proceeds are used to reduce the outstanding debt to AFL which is secured by a prior lien on the Real Estate.

LEGAL EXPENSES                     RGI agrees to reimburse the Signing Notehold-
                                   ers for all legal expenses they have incurred
                                   in connection with  seeking or  securing  the
                                   replacement  of  the Notes whether or not the
                                   replacement is consummated,including all work
                                   done by Mitchell W. Legler, P.A.  and Foley &
                                   Lardner through that  closing.   That  amount
                                   will be paid no later than the closing of and the delivery of the New Notes to be held by the Signing Noteholders or June 30, 1999, whichever occurs first.

RELEASE: The Signing Noteholders will deliver a release to RGI releasing RGI and its officers and directors ("the Released Parties") from any claims which the Signing Noteholders may have in their capacity as Noteholders relat-ing to past actions of the Released Parties, including, without limitation, the matters asserted in prior correspondence on behalf of the Signing Noteholders sent to one or more of the Released Parties.

DOCUMENTATION:                      The  Noteholder's  attorneys  to prepare the
                                    New  Notes  and  related   agreements   (the
                                    "Definitive  Agreements")  all to be in form
                                    and content satisfactory to both the Signing
                                    Noteholders   and  RGI.   Execution  of  the
                                    Definitive    Documents   is   a   condition
                                    precedent  to  the   effectiveness   of  the
                                    agreements in principle expressed in this letter.

         If you agree with the terms set forth above, please so indicate by signing and returning the enclosed duplicate copy of this letter whereupon we will instruct our attorneys to immediately begin working with your attorneys to draft the Definitive Agreements. If Definitive Agreements have not been entered into by RGI and Signing Noteholders holding at least 90% (unless such condition is waived by RGI) of the outstanding Notes no later than April 30, 1999 (which date as it may be extended by mutual consent is called the "Discontinuance Date"), than this letter of agreement in principle will be of no further force or effect. Both parties agree to negotiate in good faith until the Discontinuance Date for the completion of the Definitive Agreements. Other than

Holders of Riverside Group, Inc.
March 26, 1999
Page 4





the agreements contained in this last paragraph, and other than RGI's agreement to pay the legal fees of the Signing Noteholders, this letter does not constitute a binding agreement on any matter.

         This letter of intent will have no force or effect unless executed by RGI and Signing Noteholders holding a majority of the outstanding Notes on or before April 15, 1999.

                                               Very truly yours,
                                               Riverside Group, Inc.

                        By:_____________________________

                         Its __________________________

Holders of Riverside Group, Inc.
March 26, 1999
Page 5





                                                 Accepted and agreed:

                                                 -----------------------------

                                                   KENNETH M. KIRSCHNER

Holders of Riverside Group, Inc.
March 26, 1999
Page 6





                                                 Accepted and agreed:

                                                 -----------------------------
                                                       CECIL ALTMANN

Holders of Riverside Group, Inc.
March 26, 1999
Page 7





                                                  Accepted and agreed:

                                                  MIDLAND ADVISORS COMPANY

                          By:_________________________

                            Its______________________

Holders of Riverside Group, Inc.
March 26, 1999
Page 8



                                                  Accepted and agreed:

                                              AMERICAN CENTENNIAL INSURANCE

                          By: ________________________

                            Its_____________________

Holders of Riverside Group, Inc.
March 26, 1999
Page 9





                                                   Accepted and agreed:

                                                     SOUTHCOAST CAPITAL

                           By:________________________

                            Its______________________

Holders of Riverside Group, Inc.
March 26, 1999
Page 10





                              Accepted and agreed:

                                                  HARCH CAPITAL MANAGEMENT

                            By: ____________________

                             Its___________________

Holders of Riverside Group, Inc.
March 26, 1999
Page 11


                              Accepted and agreed:

                          SOUTHERN FARM BUREAU CASUALTY

                             By:___________________

                                                          Its__________________


                                                                                                    Exhibit 21.01

                                        List of Subsidiaries of Registrant



                                                                                   State of
                            Name                                                Incorporation
Wickes Inc.                                                                     Delaware
         GLC Division, Inc.                                                     Delaware
         Lumber Trademark Company                                               Illinois

Dependable Insurance Group, Inc.                                                Florida
         American Financial Acquisitions Corporation                            Delaware

Cybermax Group, Inc.                                                            Florida
         NRG Network, Inc.                                                      Florida
         Cybermax Tech, Inc.                                                    Florida
         Buildscape, Inc.                                                       Florida

Wixx Energy, Inc.                                                               Delaware







                                                                   Exhibit 23.01


                      Consent of Independent Accountants



We consent to the incorporation by reference in the Registration Statement of Riverside Group, Inc. on Form S-8 (File No. 33-16244), as amended, and the prospectus included therein, of our report dated March 31, 1999, which includes an explanatory paragraph as to the Company's ability to continue as a going concern on our audits of the consolidated financial statements and financial statement schedules of Riverside Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which reports are included in this Annual Report on Form 10-K.

                         PricewaterhouseCoopers LLP



Jacksonville, Florida
March 31, 1999