Form 10-Q
period 1999-03-31
RIVERSIDE GROUP INC/FL
filed 1999-05-14
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                Commission File
      For Quarter Ended MARCH 31, 1999                           Number 0-9209
                        --------------                                  ------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



              Florida                                             59-114417
              -------                                             ---------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


7800 BELFORT PARKWAY, JACKSONVILLE, FLORIDA                             32256
-------------------------------------------                             -----
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

On May 13, 1999, there were 5,287,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX

                                                                      Page
PART I.                       FINANCIAL INFORMATION                  Number

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           March 31, 1999 (Unaudited)
                           And December 31, 1998                        3

                           Condensed Consolidated Statements
                           of Operations
                           Three months ended
                           March 31, 1999 and 1998 (Unaudited)          4

                           Condensed Consolidated Statement
                           of Common Stockholders' Equity
                           Three months ended
                           March 31, 1999 (Unaudited)                   5

                           Condensed Consolidated Statements of
                           Cash Flows
                           Three months ended
                           March 31, 1999 and 1998 (Unaudited)          6

                           Notes to Condensed Consolidated
                           Financial Statements (Unaudited)             7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                  15

PART II.

         Item 2.           Changes in Securities                       25

         Item 5.           Other Information                           25

         Item 6.           Exhibits and Reports on Form 8-K            25

                     Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)

                                                                                   March 31,                   December 31,
                                                                                     1999                          1998
                                                                                   --------                   -------------
                                                       ASSETS
Current assets
     Cash and cash equivalents                                                    $     183                     $      509
     Accounts receivable, less allowance for doubtful
       accounts of $278 at 1999 and $337 at 1998                                        436                             246
     Notes receivable                                                                    40                            197
     Inventory                                                                           20                              1
     Prepaid expenses                                                                    96                             46
                                                                                  ---------                     ----------
         Total current assets                                                           775                            999

Investment in Wickes Inc.                                                            12,490                         14,995
Investment in real estate                                                             9,621                          9,667
Property, plant and equipment, net                                                      483                            402
Other assets (net of accumulated amortization of
   $823  at 1999 and $796 at 1998)                                                      337                            339
                                                                                  ---------                     ----------
         Total assets                                                             $  23,706                     $   26,402
                                                                                  =========                     ==========

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                         $  10,963                     $   10,356
     Accounts payable                                                                   586                            223
     Accrued liabilities                                                                932                          1,377
     Deferred revenue                                                                   190                            112
                                                                                  ---------                      ---------
       Total current liabilities                                                     12,671                         12,068

Long-term debt                                                                          335                            415
Mortgage debt                                                                        11,345                         11,345
Net liabilities of discontinued operations                                               22                             22
Other long-term liabilities                                                             129                            184
                                                                                  ---------                      ---------
        Total liabilities                                                            24,502                         24,034

Commitments and contingencies (Note 3)

Common stockholders' equity :
     Common stock, $.10 par value; 20,000,000 shares authorized;                        529                            529
       5,287,123  issued and outstanding  in 1999 and 1998
     Additional paid in capital                                                      16,838                         16,838
     Retained earnings (deficit)                                                    (18,163)                       (14,999)
                                                                                  ---------                      ---------
     Total common stockholders' equity                                                 (796)                         2,368

                                                                                  ---------                      ---------
     Total liabilities and common stockholders' equity                           $   23,706                     $   26,402
                                                                                  =========                      =========










     See Accompanying Notes to Condensed Consolidated Financial Statements.


                                        3

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                     (in thousands except per share amounts)






                                                                                   Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                      1999                 1998
                                                                                      ----                 ----
Revenues:
     Sales and service revenues                                                   $      481           $  168,861
     Net investment loss                                                                 (29)                 (15)
     Net realized investment gains                                                         -                  437
     Other operating income                                                               25                2,451
                                                                                   ---------           ----------
                                                                                         477              171,734
                                                                                   ---------           ----------
Costs and expenses:
Cost of sales                                                                             78              127,881
     Provision for doubtful accounts                                                     (59)               1,333
     Depreciation, goodwill and trademark amortization                                    60                1,420
     Restructuring and unusual items                                                       -                5,431
     Selling, general and administrative expenses                                      1,584               41,781
     Interest expense                                                                    653                6,167
                                                                                   ---------           ----------
                                                                                       2,316              184,013
                                                                                   ---------           ----------

Loss before income taxes, equity in related parties,
     and minority interest:                                                           (1,839)             (12,279)

     Income tax benefit                                                                    -               (3,879)
     Equity in losses of Wickes, Inc.                                                  1,325                    -
     Minority interest, net of income taxes                                                -               (3,302)
                                                                                  ----------           ----------
        Net loss                                                                  $   (3,164)         $    (5,098)
                                                                                  ===========           =========

Basic and diluted loss per common share:
     Loss from continuing operations                                              $    (0.61)         $     (0.98)

     Weighted average number of common shares
     used in computing earnings per share                                          5,213,186            5,213,186






















     See Accompanying Notes to Condensed Consolidated Financial Statements.


                                        4

                     Riverside Group, Inc. and Subsidiaries
         Condensed Consolidated Statement of Common Stockholder's Equity
                                   (unaudited)
                                 (in thousands)


                                                                                                   Total
                                                                    Additional      Retained       Common
                                                        Common       Paid-In        Earnings    Stockholders'
                                                        Stock        Capital       (Deficit)       Equity
                                                       -------      ----------     ---------     -----------

Balance, December  31, 1998                           $   529       $ 16,838       $ (14,999)    $   2,368

Net loss, three months ended March 31, 1999                --             --          (3,164)       (3,164)

                                                     --------       --------       ---------     ---------
Balance, March 31, 1999                              $    529       $ 16,838       $ (18,163)    $     796
                                                     ========       ========       =========     =========
































     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)




                                                                                       For the Three Months Ending
                                                                                       -----------------------------
Cash Flow from Operating Activities                                                    1999                    1998
                                                                                       ----                    ----
     Net loss                                                                   $    (3,164)               $  (5,098)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation expense                                                            44                    1,175
         Amortization expense                                                            16                      783
         Amortization of bond discount                                                   56                       48
         Provision for doubtful accounts                                                (59)                   1,333
         Gain on sale of fixed assets                                                     -                   (1,399)
         Net realized investment (gains)losses on investments                             -                     (437)
         Benefit for deferred income taxes                                                -                   (4,166)
         Equity in losses of unconsolidated subsidiaries                              1,325                        -
         Minority interest                                                                -                   (3,302)
         Change in other assets and liabilities:
            (Increase)decrease  in accounts receivable                                 (131)                   5,558
            Decrease in notes receivable                                                157                    2,310
            Increase in inventory                                                       (19)                 (11,964)
            (Increase)decrease  in other assets                                         (64)                     859
            Increase (decrease) in accounts payable and accrued liabilities             (82)                   8,009
            Net liabilities of discontinued operations, other liabilities
            and current income taxes                                                     23                       33
                                                                                  ---------                ---------
         Net Cash Used In Operating Activities                                       (1,898)                  (6,258)
                                                                                  ---------                ----------

     Investing Activities
         Purchase of investments:
            Property, plant and equipment                                             (120)                  (1,123)
            Investment real estate                                                      (3)                       -
         Sale of investments:
         Property, plant and equipment                                                   -                    2,729
         Investment real estate                                                         44                    3,808
         Securities of Wickes Inc.                                                   1,180                        -
                                                                                  --------                ---------
         Net Cash Provided By Investing Activities                                   1,101                    5,414
                                                                                  --------                ---------

     Cash Flows from Financing Activities
            Net borrowings under the revolving line of credit                            -                    3,877
            Repayment of debt                                                          (61)                  (3,504)
            Increase in borrowings                                                     532                      100
                                                                                  --------                ---------
         Net Cash Provided By Financing Activities                                     471                      473

            Net Decrease in Cash and Equivalents                                      (326)                    (371)
            Cash and equivalents at beginning of period                                509                    3,154

                                                                                  --------                 --------
            Cash and equivalents at end of period                                 $    183                 $  2,783
                                                                                  ========                 ========











     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company no longer owns a majority interest in Wickes Inc. ("Wickes") and at September 30, 1998, the Company began to report its investment in Wickes on the equity method. Accordingly, the Company's consolidated balance sheet at December 31, 1998 does not include the accounts of Wickes. The Company's condensed consolidated statements of operations and cash flows for period ending March 31, 1998, include Wickes on a consolidated basis.

         The condensed consolidated balance sheets as of March 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998, the condensed consolidated statement of common stockholders' equity for the three months ended March 31, 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented have been made. The results for the three month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year or for any interim period.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the related Auditor's report and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

         EARNINGS PER SHARE

         Basic and diluted earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (5,213,186 shares in 1999 and 1998). Since the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.

2.       INVESTMENT IN WICKES

         For information concerning the Company's accounting for its investment in Wickes, see Note 1 - Summary of Significant Accounting Policies - Basis of Financial Statement Presentation.

         Summary financial information of Wickes for the first quarter of 1999 follows (in thousands):


                                                               (unaudited)                   (audited)
                                                              March 27, 1999              Dec. 26, 1998
                                                              --------------              -------------

Balance Sheet Data
   Current assets                                                $  229,174                 $ 210,310
   Total assets                                                     314,200                   292,750
   Current liabilities                                               82,059                    74,175
   Long term debt and other long-term liabilities                   211,739                   194,913
   Common stockholders' equity                                       20,402                    23,662


3.       COMMITMENTS AND CONTINGENCIES

WICKES INC.

       At March 27, 1999, Wickes had accrued approximately $152,000 (included in accrued liabilities at March 27, 1999) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

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

       Wickes has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and Wickes's prior experience, Wickes has established a reserve of $45,000 for these matters.

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

       Wickes is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. Since 1993, Wickes has settled 16 similar actions for insignificant amounts, and another 186 of these actions have been dismissed. As of April 30, 1999 none of these suits have made it to trial.

       Losses in excess of the $152,000 reserved as of March 27, 1999 are possible but an estimate of these amounts cannot be made.

THE PARENT GROUP AND WICKES

     On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale by Wickes in 1996 of 2 million newly-issued shares of Wickes' Common Stock to Riverside Group, Inc., Wickes' largest stockholder, was unfair and constituted a waste of assets and that Wickes' directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of Wickes' shareholders equitable relief or to obtain unspecified damages with respect to the transaction. In March 1999, by stipulation among the parties, this complaint was dismissed without prejudice.

         The Company and Wickes are involved in various other legal proceedings which are incidental to the conduct of their businesses. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

     In connection with the sale of Dependable, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. American Financial Acquisition Corporation subordinated debentures in the amount of $2.1 million are pledged as collateral on these indemnities. Although future loss development will occur over a number of years, the Company believes, based on all information presently available, that these indemnities will not have a material adverse effect on the Company's financial position or results of operations.

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

PARENT COMPANY LIQUIDITY AND MANAGEMENT'S PLANS

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In light of the Company's current projected earnings and cash flow, management believes the Company does not have the financial resources to maintain its current level of operations through the second quarter of 1999. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described below, the principal source of funds for these purposes in the past, and for the payment of interest on the Company's indebtedness, has been sales of shares of Wickes common stock. The Company is currently working on additional options as discussed below.

         The principal user of the Company's cash has been and continues to be Buildscape. The Company has been actively seeking to obtain venture capital or other financing for Buildscape sufficient to support Buildscape's cash needs. The Company has held discussions with several venture capital firms and other potential financing sources, and has received financing proposals which are currently either under consideration or being negotiated. There can be no assurance, however, that such financing will be obtained or that financing obtained will be sufficient to support Buildscape's operations for a long period of time. The Company will continue to evaluate Buildscape's prospects in light of available funds and may reduce or curtail these operations as appropriate.

         At May 13, 1999, the Company estimates that it will have approximately $1,063,000 of accounts payable and other current liabilities, approximately $401,000 of which are past due. In addition, $280,000 of these current liabilities are principal and interest payments due to Wickes that were overdue but which have been deferred until June, 1999 by Wickes. Also, the Company is not in compliance with certain of the terms of the original loan agreement with Imagine Investments, Inc. ("Imagine") and has obtained a waiver of default through June 30, 1999, and there can be no assurance that the Company will be able to comply with the terms of this loan agreement. Management is currently formalizing an agreement with Imagine to increase the amount of its loan.
                                       10

         The $10,000,000 principal of the Company's 13% Subordinated Notes ("the 13% Notes") is due in September 1999, the $1,000,000 principal of the Company's short-term loan from Imagine described below is due September 15, 1999, and approximately $468,000 of interest on the Company's real estate indebtedness described below, which might not be funded from real estate sales, is due on June 30, 1999. The holders of the 13% Notes have expressed concerns about, among other things, the transactions effected pursuant to the October 5, 1998 agreement between the Company and Imagine (the "Imagine Agreement") described below. Holders of a majority of the 13% Notes also informed the Company that they were evaluating whether these transactions and other circumstances were such that a material adverse change in the Company's financial condition had resulted or would result (which might have authorized holders of the 13% Notes to accelerate the maturity of the 13% Notes). The Company and at least 80% of the 13% Note holders have agreed in principle to replace the 13% Notes, with new unsubordinated promissory notes due September 30, 2000 that would bear 11% interest and be secured by a junior lien on the collateral securing the Company's real estate indebtedness and 10 million shares of Greenleaf common stock. The Company and these note holders are currently in the process of formalizing this agreement in principle and hope to have definitive agreements signed this month. This transaction will be subject to the approval of certain of the Company's creditors and there can be no assurance that this transaction will be completed. The Company anticipates that to repay the principal of the 13% Notes, whether or not replaced, it will need to obtain significant additional funds through borrowings, issuance of debt or equity securities, or asset sales.

         The principal asset that could be sold by the Parent Company would be its shares of Wickes common stock. At May 13, 1999, approximately 2,064,837 of the Parent Company's 3,000,515 shares of Wickes common stock are pledged to secure various obligations of the Company. In addition, the Company's shares of Wickes common stock are subject to securities law restrictions on resale. The Company has granted to Imagine, a right of first refusal with respect to all the shares of Wickes beneficially owned by it. Pursuant to previously existing registration rights, at the Company's request, Wickes has filed a shelf registration statement with respect to 1,000,000 shares of Wickes common stock held by the Company. At the Company's request, Wickes has not, however, sought to have this registration statement declared effective by the Securities and Exchange Commission pending the Company's consideration of the various financing alternatives available to it.

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

         In  order  to  obtain  funds  for  the   continuation  of  Buildscape's
operations, on March 11, 1999, Buildscape entered into a short-term loan agreement with Imagine pursuant to which Buildscape borrowed $500,000 in March 1999 and $500,000 in April 1999. This loan is due September 15, 1999, bears interest at the annual rate of 10%, is guaranteed by Riverside and certain of its subsidiaries, and is secured by a pledge of the stock of Buildscape and certain of the Company's subsidiaries and by a security interest in the assets of Buildscape and these subsidiaries. The Company anticipates that this loan would be repaid with a portion of the proceeds of any venture capital financing obtained for Buildscape. In connection with this loan, the Company granted Imagine an option to purchase 10% of Buildscape's currently outstanding shares at 80% of the price for such shares set in any venture capital financing or if venture capital financing is not obtained for an amount equal to the Company's investment in Buildscape as calculated on a per share basis. The documents related to this loan place various restrictions on the Company and Buildscape, including, among other things, a requirement that the Company maintain at least $1 million of stockholders' equity and a prohibition against incurrence by the Company, Buildscape, or any of the Company's subsidiaries that guaranteed the loan, from incurring additional debt. As discussed above, the Company has had to obtain a waiver of compliance with certain of these restrictions.

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

         In addition, the discussion above of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's success in obtaining of venture capital financing for Buildscape, (ii) the outcome of the Company's negotiations with the holders of the Company's 13% Notes due September 1999, (iii) the success of and level of negative cash flow generated by the Parent Company's

Internet, e-commerce and advertising operations, (iv) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (v) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of the Parent Company's internet, e- commerce and advertising operations, (vi) the ability of the Company to raise funds through sales of Wickes common stock and Greenleaf securities, (vii) the outcome of the Company's discussions with Greenleaf, and (viii) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia and Jacksonville, Florida. In addition to the factors described above, the Company's ability to sell Wickes common stock or Greenleaf securities would depend upon, among other things, the trading prices for these securities, and, in light of the relatively low trading volume for these securities, possibly the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.

4.       LONG TERM AND MORTGAGE DEBT

         Consolidated long-term and mortgage debt is comprised of the following at March 31, 1999 (in thousands):

     Long-Term Debt
     Subordinated Notes                                $     9,882
     Other                                                   1,416
     Less: current maturities                              (10,963)
                                                       -----------
     Total Company long-term debt less
       current maturities                              $      335

                                                       ----------

     Mortgage Debt
     Mortgage debt, non-recourse                       $   11,345
                                                       ----------


              Total long-term and mortgage
                less current maturities                $   11,680
                                                       ==========

SUBORDINATED NOTES ("THE 13% NOTES")

     These notes may be prepaid in whole or in part prior to their September 30, 1999 due date without payment of a premium. These notes were recorded at an original discount of $1,256,000 which is being amortized using the interest method over the term of the notes. The Company is currently formalizing an agreement in principle to refinance these notes. See Note 3 under the heading "Parent Company Liquidity and Management's Plans".

WICKES PROMISSORY NOTE

     In February of 1998, Riverside completed the acquisition of e-commerce and advertising operations formerly owned by Wickes. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. For these operations, Riverside paid consideration of approximately $872,000 in the form of a 3-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, Riverside agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest. At March 31, 1999, the Company had made payments of $115,752 under the Wickes promissory note but was delinquent with respect to required payments of approximately $275,100 of principal and interest. Wickes has deferred these payments and interest thereon until June 30, 1999. During this extension, the interest rate will be based on the prime lending rate plus four percentage points.

5.   INCOME TAXES

     The Company's effective tax rate was 0% for the three months ended March 31, 1999 and 1998. For the three months ended March 31, 1998, Wickes results of operations were consolidated with the Company's for financial reporting purposes (see Note 1. "Summary of Significant Accounting Policies) and included a tax benefit of $3.9 million. An effective tax rate of 39% was used to calculate the federal income taxes for the first quarter of 1998. In addition to the effective federal rate used for that period, state income and franchise taxes were calculated on a separate basis and included in the provision reported.

     The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be utilized in the near future.

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 1998.

                              RESULTS OF OPERATIONS

                                     GENERAL

     The Company reported results of operations for the three months ended March 31, 1999 and 1998, as follows (in thousands):

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        (unaudited)      (unaudited)
                                                                           1999             1998
                                                                           ----             ----
Earnings(loss) before income taxes, equity
  in related parties, and
  minority interest (1)(2)                                        $    (1,839)       $   (12,279)

Income tax benefit                                                         --              3,879

Equity in losses of Wickes Inc.(3)                                     (1,325)                --

Minority interest, net of income taxes(3)                                  --              3,302
                                                                   ----------         ---------

Net loss                                                          $    (3,164)       $    (5,098)
                                                                   ===========        ==========

(1) Includes realized investment gains of $0 and $437,000 for the first quarters of 1999 and 1998, respectively.

(2) Includes a restructuring charge from Wickes of $5.4 million in 1998. This charge consisted of $3.7 million in anticipated losses on the disposition of closed center assets and liabilities and $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $0.3 million for adjustments to prior years restructuring accruals.

(3) The Company accounted for its investment in Wickes' under the equity method for the first quarter of 1999. During the first quarter of 1998 the Company consolidated Wickes' operations with those of the Company and its subsidiaries.

                                LINES OF BUSINESS

     The following table sets forth certain financial data for the three months ending March 31, 1999 and 1998, respectively, for the following segments: e-commerce and advertising, web design and internet connectivity, building materials, and other segments. The Company accounted for its investment in Wickes' under the equity method for the first quarter of 1999. Wickes' operations are consolidated with those of the Company and its subsidiaries for the first quarter of 1998. "Other" includes real estate, parent company, financial services, and discontinued operations and all eliminating entries for inter-company transactions.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                           (IN THOUSANDS)
                                                                              1999                            1998
                                                                              ----                            ----

SALES:
     E-Commerce & Advertising                                          $         65                  $          --
     Web Design & Internet Access                                               400                            115
     Building Materials(1)                                                       --                        168,746
     Other                                                                       16                             --
                                                                       -------------                   -----------
                  Total                                                $        481                  $     168,861
                                                                        ===========                    ===========

COST OF SALES
     E-Commerce & Advertising                                          $         32                  $          --
     Web Design & Internet Access                                                43                            117
     Building Materials(1)                                                       --                        127,764
     Other                                                                        3                             --
                                                                        -----------                   ------------
                  Total                                                $         78                  $     127,881
                                                                        ===========                   ============

OTHER OPERATING INCOME:
     E-Commerce & Advertising                                          $         --                  $          --
     Web Design & Internet Access                                                 1                             --
     Building Materials(1)                                                       --                          2,367
     Other                                                                       24                             84
                                                                       ------------                   ------------
                  Total                                                $         25                  $       2,451
                                                                        ===========                   ============

INVESTMENT INCOME AND REALIZED
 GAINS/(LOSSES):
     E-Commerce & Advertising                                          $         --                  $          --
     Web Design & Internet Access                                                --                             --
     Building Materials(1)                                                       --                             --
     Other                                                                      (29)                           422
                                                                       ------------                   ------------
                  Total                                                $        (29)                 $         422
                                                                        ============                  ============






                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                               1999                           1998
                                                                               ----                           ----
                                                                                        (IN THOUSANDS)
EXPENSES:
     E-Commerce & Advertising                                         $       1,116                 $           30
     Web Design & Internet Access                                               553                            632
     Building Materials(1)                                                       --                         43,293
     Other                                                                      (85)                           580
                                                                       ------------                  -------------
                  Total                                               $       1,585                 $       44,535
                                                                       ============                  =============

RESTRUCTURING AND UNUSUAL ITEMS:
     E-Commerce & Advertising                                         $          --                 $           --
     Web Design & Internet Access                                                --                             --
     Building Materials(1)                                                       --                          5,431
     Other                                                                       --                             --
                                                                       ------------                  -------------
                  Total                                               $          --                 $        5,431
                                                                       ============                  =============

INTEREST EXPENSE:
     E-Commerce & Advertising                                         $          37                 $           19
     Web Design & Internet Access                                                 1                              1
     Building Materials(1)(2)                                                   381                          5,776
     Other                                                                      234                            371
                                                                       ------------                  -------------
                  Total                                               $         653                 $        6,167
                                                                       ============                  =============

EARNINGS(LOSS) BEFORE INCOME TAXES,
 EQUITY IN RELATED PARTIES AND MINORITY
 INTEREST:
     E-Commerce & Advertising                                         $      (1,120)                $          (49)
     Web Design & Internet Access                                              (196)                          (634)
     Building Materials(1)                                                     (381)                       (11,151)
     Other                                                                     (142)                          (445)
                                                                       ------------                 --------------
                  Total                                               $      (1,839)                $      (12,279)
                                                                       ============                  =============

IDENTIFIABLE ASSETS:
     E-Commerce & Advertising                                         $         341                 $          248
     Web Design & Internet Access                                               867                            217
     Building Materials(1)                                                   12,490                         14,995
     Other                                                                   10,008                         10,942
                                                                       ------------                  -------------
                  Total                                               $      23,706                 $       26,402
                                                                       ============                  =============

(1) During the first three months of 1999, the Company accounted for its investment in Wickes on the equity method. During the same period in 1998, the Company consolidated Wickes operations with those of the Company.

(2) Includes $381,000, and $373,000 for an interest allocation from Riverside on its 13% notes for the first three months of 1999 and 1998, respectively.


                           E-COMMERCE AND ADVERTISING

     The following table sets forth information concerning the results of Buildscape, Inc. ("Buildscape") for 1999 and 1998, respectively: (in thousands)



                                                                              Three Months Ended March 31,
                                                                              1999                  1998
                                                                              ----                  ----

Sales                                                                    $     65            $        --
Cost of sales                                                                  32                     --
                                                                         --------            -----------
     Net profit                                                                33                     --
Selling, general and administrative                                         1,103                     30
Depreciation and amortization                                                  13                     --
Interest expense                                                               37                     19
                                                                         --------             ----------
     Total expenses                                                         1,153                     49
                                                                         --------             ----------
Net loss                                                                 ($ 1,120)            $      (49)
                                                                         =========            ==========

     Comparisons between periods are not meaningful, since Buildscape operations did not start until after the first quarter of 1998. Buildscape launched its website, Buildscape.com, and began sales in the fourth quarter of 1998. In March 1999, Buildscapeauction.com was introduced. Although these websites are conducting sales, development costs continue as the site content is expanded and the functionality of the sites is enhanced and improved. Selling, General and Administrative Expense ("SG&A") includes personnel and technology costs relevant to developing the technology for the websites and the marketing and sales plan for the Company. These costs are fully expensed in accordance with the Statement of Financial Accounting Standards No 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed".

                         WEB DESIGN AND INTERNET ACCESS

The following table sets forth information concerning the results of Cybermax, Inc. ("Cybermax") for 1999 and 1998, respectively: (in thousands)

                                            Three Months Ended March 31,
                                            1999                    1998
                                            ----                    ----

Sales                                   $    400                $    115
Cost of sales                                 43                     117
                                        --------                --------
     Net profit                              357                      (2)
Other operating income                         1                      --
Selling, general and administrative          531                     624
Depreciation and amortization                 22                       7
Interest expense                               1                       1
                                        --------                --------
     Total expenses                          553                     632
                                        --------                --------
Net loss                               $    (196)               $   (634)
                                       =========               =========


               The Company purchased the assets of Cybermax, Inc. ("Cybermax") on January 31, 1998. During 1998, the Company incurred various start-up costs, which makes comparisons between periods not meaningful.

                                   WICKES INC.

     The Company estimates that the Company's results of operations include losses attributable to Wickes of $1,706,000 and $3,969,000 for the first three months of March 31, 1999 and 1998, respectively.

     The following discussion was obtained from the Wickes' Quarterly Report on Form 10-Q for the first quarter of 1999.

     RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Wickes' Annual Report on Form 10-K for the year ended December 26, 1998.

       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by Wickes, including those closed or sold during the period.

                                                      THREE MONTHS ENDED
                                                March 27,              March 28,
                                                  1999                   1998
                                                  ----                   ----

Net Sales                                        100.0%                  100.0%
Gross profit                                      24.0%                   24.3%
Selling, general and
  Administrative expense                          23.4%                   24.1%
Depreciation, goodwill and
  Trademark amortization                           0.8%                    0.7%
Provision for doubtful accounts                    0.2%                    0.8%
Restructuring and unusual items                    --                      3.2%
Other operating income                           (0.5)%                  (1.4)%
Income from operations                            0.1%                   (3.1)%

NET EARNINGS

       Wickes' first quarter has historically been adversely affected by seasonal decreases in building construction activity in the Northeast and Midwest resulting from winter weather conditions. Weather conditions during the first quarter of 1999 were relatively close to seasonal averages, whereas in the first quarter of 1998 Wickes' largest region, the Midwest, experienced a very mild winter. The first quarter of 1999 had favorable economic conditions for the building materials supply industry, single family housing starts were up 14.2% over the first quarter of 1998.

       Net loss for the three months ended March 27, 1999 was $3,276,000 compared with a loss of $6,799,000 for the three months ended March 28, 1998. The reduction in the net loss is primarily the result of there being no charge for restructuring and unusual items during the first quarter of 1999, increased sales and gross profit, and reductions in provision for doubtful accounts and interest expense. The positive impact of these changes were partially offset by increases in SG&A expense and depreciation and a reduction in other operating income.

NET SALES

       Net sales for the first quarter of 1999 increased 13.3% to $191.1 million from $168.7 million for the first quarter of 1998. Same store sales increased 15.1% compared with the same period last year. Same store sales to Wickes' primary customers, building professionals, also increased 16.5% when compared with the first quarter of 1998. Consumer same store sales decreased by 3.1% for the quarter. As of March 27, 1999 Wickes operated 101 sales and distribution facilities, the same number it operated at the end of the first quarter of 1998. Sales of approximately $4.0 million were recorded, in January of 1998, for the 10 sales and distribution facilities that were sold or closed during the first quarter of 1998. Wickes estimates that deflation in lumber prices reduced total sales for the quarter by approximately $1.3 million, compared with the 1998 comparable period.

       Wickes believes that the sales increase results primarily from its recent investments in its target major market and re-merchandised conventional market sales and distribution facilities, as well as favorable economic conditions. Same store sales increased 16% in Wickes' nine target major markets, while same store sales increased 14.4% in the eleven conventional market building centers Wickes remerchandised during 1997 and 1998. Single family housing starts were 14.2% higher, nationally, in the first quarter of 1998 than in the comparable period of 1997. In Wickes' primary geographical market, the Midwest, single family housing starts were 10.7% higher.

GROSS PROFIT

       1999 first quarter gross profit increased to $45.9 million from $41.0 million for the first quarter of 1998, a 12.0% increase. Gross profit as a percentage of sales decreased to 24.0% for the first quarter of 1999 from 24.3% in 1998. The decrease in gross profit as a percentage of sales is primarily attributable to increased percent of sales to building professionals and the expansion of Wickes' installed sales programs, partially offset by increased margins on internally manufactured products. Sales to building professionals as a percentage of sales increased to 91.6% in the first quarter of 1999 compared with 89.6% in 1998. Lumber and building materials accounted for 88.1% of sales in the first quarter of 1999, compared with 87.4% for the first quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

       SG&A expense decreased to 24.0% of net sales in the first quarter of 1999 compared with 24.3% of net sales in the first quarter of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume, expense reductions achieved as a result of the 1998 first quarter restructuring and reduced spending on major market expansion programs in 1999.

       Decreases as a percentage of sales in salaries, wages and benefits, employee relocation and equipment rental expense were partially offset by increases in professional fees, marketing and maintenance expense. Salaries, wages and employee benefits decreased as a percentage of sales by 0.6%. As of March 27, 1999, Wickes had 3,907 full time and part time employees, an increase of 10.1% from March 28, 1998.

OTHER OPERATING INCOME

       Other operating income for the first quarter of 1999 was $0.9 million compared with $2.4 million for the first quarter of 1998. During the first quarter of 1999 Wickes did not sell any excess real estate and recorded gains of only $29,000 on the sale of excess equipment. In the first quarter of 1998, Wickes recorded a gains of approximately $1.4 million on the sale of its two Iowa centers, two other closed building centers, and excess equipment. Wickes also recorded less income as a result of service charges collected on delinquent accounts receivable as a result of improved delinquency in the first quarter of 1999.

                      PARENT COMPANY AND OTHER SUBSIDIARIES

       The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Buildscape, Cybermax and Wickes (the "Parent Group").

       The Parent Group's non-interest operating expenses for the first three months of 1999 decreased to $(85,000) compared to $580,000 during the same period in 1998. The 1999 expenses include income of approximately $100,000, which resulted from the release of a reserve established in prior years in connection with the sale of the Company's former property and casualty operations. As of March 31, 1999, the Company still has a reserve for future losses of approximately $75,000. This reserve will most likely be released into income during 1999, since no losses have occurred on these operations. The 1998 expenses include approximately $165,000 from operations the Company discontinued in the fourth quarter of 1998. Also included is approximately $400,000 of expenses that the Parent Company incurred on behalf of its subsidiaries, which was not allocated to these subsidiaries during the first quarter of 1998.

       Revenues of the Parent Group (excluding investment income) for the first quarter of 1999 and 1998 were $40,000 and $84,000, respectively. Included in 1998 was $82,500 received in settlement of a lawsuit.

       Interest expense (excluding interest allocation to Wickes for the Parent Company's 13% notes of $381,000 in 1999 and $373,000 in 1998) for the quarters ending March 31, 1999 and 1998, were $234,000 and $371,000, respectively. In 1999, interest consisted of $1,000 on the Parent Company's other bank debt and $233,000 on the Parent Company's real estate mortgage debt. In 1998, interest consisted of $19,000 on the Parent Company's other bank debt and $352,000 on the Parent Company's real estate mortgage debt. Interest expense on the Parent Company's real estate debt will continue to decrease as a result of real estate sales. The Company did not have any real estate sales during the first quarter of 1999, as a result, the principal balance was not reduced. During the first quarter of 1998, the principal balance was reduced by approximately $3.2 million.

                             REAL ESTATE INVESTMENTS

       The Company's real estate investments consist of $7,362,000 in Georgia properties, $2,251,000 in Florida properties and $8,000 in other states.

       Included in the Company's net realized investment gains for the first three months of 1998 and 1997 were net realized gains on real estate investments of $0 and $437,000, respectively.

                                  INCOME TAXES

         The Company's effective tax rate was 0% for the three months ended March 31, 1999 and 1998. The Company's equity in losses of Wickes has reduced Wickes' GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

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

     For  a  detailed   discussion  of  the  Parent   Company's   liquidity  and
management's plans related thereto, see Note 3. "Commitments and Contingencies".

       During the first three months of 1999, stockholders' equity decreased by a net of $3.2 million. Losses attributable to Wickes accounted for approximately 42% of the decrease. The Company's startup costs incurred for the Buildscape operations accounted for approximately 35% of the decrease.

YEAR 2000

       The Year 2000 relates to the inability of certain computer programs and computer hardware to properly handle dates after December 31, 1999. As a result, businesses may be at risk for system failures, miscalculations, the inability to process transactions, send invoices, or process similar business activities.

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

       In addition, the Company is in the process of identifying problems the Year 2000 may have on its Technology Department. In February of 1999, the Company hired a Chief Technical Officer. The Technology Department is currently evaluating all of the equipment and software that are used in the Company's operations. The Company anticipates that since most of the equipment and software relating to the Company's Technology Department was acquired in 1998, that all of the equipment and software will be in compliance.

       The Company estimates the total cost of completing any required modifications, upgrades, or replacements of its software or equipment will not have a material adverse effect on the Company's business or results of operations.

                                     PART II
                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES
                  For information concerning a short-term loan agreement dated March 11, 1999, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

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



RIVERSIDE GROUP, INC.



By /S/ J. STEVEN WILSON
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /S/ CATHERINE J. GRAY
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date:  May 14, 1999