Form 10-Q
period 1999-06-30
RIVERSIDE GROUP INC/FL
filed 1999-08-16
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                             Commission File
     For Quarter Ended JUNE 30, 1999                          Number 0-9209
                       -------------                                 ------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                FLORIDA                                     59-1144172
                -------                                     ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      7800 BELFORT PARKWAY, JACKSONVILLE, FLORIDA                32256
      -------------------------------------------                -----
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

                                             Yes   X                   No
                                                  ---

On August 10, 1999, there were 5,287,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.                             FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           June 30, 1999 (Unaudited)
                           And December 31, 1998                           3

                           Condensed Consolidated Statements
                           of Operations
                           Six months ended
                           June 30, 1999 and 1998 (Unaudited)              4

                           Condensed Consolidated Statement
                           of Common Stockholders' Equity
                           Six months ended
                           June 30, 1999 (Unaudited)                       5

                           Condensed Consolidated Statements of
                           Cash Flows
                           Six months ended
                           June 30, 1999 and 1998 (Unaudited)              6

                           Notes to Condensed Consolidated
                           Financial Statements (Unaudited)                7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                     16

PART II.

         Item 2.           Changes in Securities                          30

         Item 5.           Other Information                              30

         Item 6.           Exhibits and Reports on Form 8-K               31

                     Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)





                                                                                   June 30,             December 31,
                                                                                   1999                    1998
                                                                                -------------         ---------------

                                                       ASSETS
Current assets:
     Cash and cash equivalents                                                   $     419               $     509
     Accounts receivable, less allowance for doubtful
        accounts of $341 at 1999 and $337 at 1998                                      258                     246
     Notes receivable                                                                   30                     197
     Inventory                                                                         142                       1
     Prepaid expenses                                                                   46                      46
                                                                                 ---------               ---------
         Total current assets                                                          895                     999

Investment in Wickes Inc.                                                           13,662                  14,995
Investment in real estate                                                            9,613                   9,667
Property, plant and equipment, net                                                     450                     402
Other assets (net of accumulated amortization of
     $861 at 1999 and $796 at 1998)                                                    367                     339
                                                                                 ---------               ---------
         Total assets                                                            $  24,987               $  26,402
                                                                                 =========               =========

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                        $  12,763               $  10,356
     Accounts payable                                                                  819                     223
     Accrued liabilities                                                             1,863                   1,377
     Deferred revenue                                                                  102                     112
                                                                                 ---------               ---------
       Total current liabilities                                                    15,547                  12,068

Long-term debt                                                                           -                     415
Mortgage debt                                                                       11,345                  11,345
Net liabilities of discontinued operations                                              21                      22
Other long-term liabilities                                                             84                     184
                                                                                 ---------               ---------
        Total liabilities                                                           26,997                  24,034

Commitments and contingencies (Note 3 )

Common stockholders' equity :
     Common stock, $.10 par value; 20,000,000 shares authorized;                       529                     529
       5,287,123  issued and outstanding  in 1999 and 1998
     Additional paid in capital                                                     16,838                  16,838
     Retained earnings (deficit)                                                   (19,377)                (14,999)
                                                                                 ---------               ---------
     Total common stockholders' equity                                              (2,010)                  2,368

                                                                                 ---------               ---------
     Total liabilities and common stockholders' equity                           $  24,987               $  26,402
                                                                                 =========               =========






     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                     (in thousands except per share amounts)





                                                                  Three Months Ended June 30,            Six  Months Ended June 30,
                                                                ------------------------------         -----------------------------
                                                                    1999               1998                1999              1998
                                                                -----------         ----------         -----------       -----------
Revenues:
     Sales and service revenues                                 $      270          $  237,308          $      751       $  406,169
     Net investment loss                                                (7)                (36)                (36)             (51)
     Net realized investment gains                                       -                   -                   -              437
     Other operating income                                             24               1,727                  49            4,178
                                                                ----------          ----------          ----------       ----------
                                                                       287             238,999                 764          410,733
                                                                ----------          ----------          ----------       ----------
Costs and expenses:
     Cost of sales                                                     140             181,182                 218          309,063
     Provision for doubtful accounts                                    63                (131)                  4            1,202
     Depreciation, goodwill and trademark amortization                  94               1,451                 154            2,871
     Restructuring and unusual items                                     -                   -                   -            5,431
     Selling, general and administrative expenses                    1,732              47,055               3,316           88,836
     Interest expense                                                  650               6,093               1,303           12,260
                                                                ----------          ----------          ----------       ----------
                                                                     2,679             235,650               4,995          419,663
                                                                ----------          ----------          ----------       ----------

Earnings (loss) before income taxes, equity in related parties,
     and minority interest:                                         (2,392)              3,349              (4,231)          (8,930)

     Income tax expense (benefit)                                        -               2,249                   -           (1,630)
     Equity in (earnings) losses of Wickes, Inc.                    (1,178)                  -                 147                -
     Minority interest, net of income taxes                              -               1,374                   -           (1,928)
                                                                ----------          ----------          ----------       ----------
        Net loss                                                $   (1,214)         $     (274)         $   (4,378)      $   (5,372)
                                                                ==========          ==========          ==========       ==========


Basic and diluted loss per common share:
     Loss from continuing operations                            $    (0.23)         $    (0.05)         $    (0.84)      $    (1.03)

     Weighted average number of common shares
     used in computing earnings per share                        5,213,186           5,227,571           5,213,186        5,227,571







     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
         Condensed Consolidated Statement of Common Stockholder's Equity
                                   (unaudited)
                                 (in thousands)





                                                                                                                           Total
                                                                                    Additional           Retained         Common
                                                                     Common           Paid-In            Earnings      Stockholders'
                                                                      Stock           Capital           (Deficit)        Equity
                                                                ----------------   ------------      --------------     -----------


Balance, December  31, 1998                                     $      529          $   16,838         $   (14,999)     $    2,368

Net loss, six months ended June 30,  1999                               --                  --              (4,378)         (4,378)

                                                                ----------          ----------         -----------       ---------
Balance, June 30, 1999                                          $      529          $   16,838         $   (19,377)     $   (2,010)
                                                                ==========          ===========        ===========      ==========



















     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)



                                                                                         Six Months Ended June 30
                                                                              -----------------------------------------
Cash Flow from Operating Activities                                                 1999                     1998
                                                                              ----------------         ----------------

     Net loss                                                                    $    (4,378)          $    (5,372)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation expense                                                             93                 2,372
         Amortization expense                                                            321                 1,332
         Amortization of bond discount                                                   113                    97
         Provision for doubtful accounts                                                  (4)                1,202
         Gain on sale of fixed assets                                                     --                (1,501)
         Net realized investment gains on investments                                     --                  (437)
         Benefit for deferred income taxes                                                --                (2,201)
         Equity in earnings of unconsolidated subsidiaries                                (113)                   --
         Minority interest                                                                --                (1,928)
         Change in other assets and liabilities:
            (Increase)decrease  in accounts receivable                                    (8)              (18,443)
            Decrease in notes receivable                                                 167                 2,182
            Increase in inventory                                                       (141)              (14,324)
            (Increase)decrease  in other assets                                          (89)                  509
            Increase decrease in accounts payable and accrued liabilities              1,082                13,449
            Net liabilities of discontinued operations, other liabilities
             and current income taxes                                                  (111)                    63
                                                                                 ----------          -------------
         Net Cash Used In Operating Activities                                       (3,068)               (23,000)
                                                                                 ----------          -------------

     Investing Activities
         Purchase of investments:
            Property, plant and equipment                                              (131)                (2,276)
            Investment in real estate                                                       --                     --
         Sale of investments:
            Property, plant and equipment                                                --                  3,549
            Investment in real estate                                                       44                  3,808
            Securities of Wickes Inc.                                                 1,186                     --
                                                                                 ----------              ---------
         Net Cash Provided By Investing Activities                                    1,099                  5,081
                                                                                 ----------              ---------

     Cash Flows from Financing Activities
            Net borrowings under the revolving line of credit                           --                  19,463
            Repayment of debt                                                         (153)                 (3,985)
            Increase in borrowings                                                   2,032                     100
                                                                                 ---------               ---------
         Net Cash Provided By Financing Activities                                   1,879                  15,578

            Net Decrease in Cash and Equivalents                                       (90)                 (2,341)
            Cash and equivalents at beginning of period                                509                   3,154

                                                                                 ---------               ---------
            Cash and equivalents at end of period                                $     419               $     813
                                                                                 =========               =========












     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company no longer owns a majority interest in Wickes Inc. ("Wickes") and at September 30, 1998, the Company began to report its investment in Wickes on the equity method. Accordingly, the Company's consolidated balance sheet at December 31, 1998 does not include the accounts of Wickes. The Company's condensed consolidated statements of operations and cash flows for period ending June 30, 1998, include Wickes on a consolidated basis.

         The condensed consolidated balance sheets as of June 30, 1999, the condensed consolidated statements of operations for the six months ended June 30, 1999 and 1998, the condensed consolidated statement of common stockholders' equity for the six months ended June 30, 1999 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented have been made. The results for the three month period ended June 30, 1999 is not necessarily indicative of the results to be expected for the full year or for any interim period.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the related Auditor's report, and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

         Summary financial information of Wickes for the second quarter of 1999 follows (in thousands):


                                                               (unaudited)                  (audited)
                                                               June 26, 1999              Dec. 26, 1998
                                                               -------------              -------------

Balance Sheet Data

   Current assets                                                $ 272,645                  $ 210,311
   Total assets                                                    362,219                    292,750
   Current liabilities                                              91,335                     74,175
   Long term debt and other long-term liabilities                  246,880                    194,913
   Common stockholders' equity                                      24,004                     23,662



3.       COMMITMENTS AND CONTINGENCIES

WICKES INC.

       At June 26, 1999, Wickes had accrued approximately $129,000 (included in accrued liabilities at June 26, 1999) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

       Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by Wickes have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. Wickes has currently reserved $47,500 for estimated clean up costs at 13 of its locations.

       Wickes has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and Wickes's prior experience, Wickes has established a reserve of $28,000 for these matters.

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

       Wickes is one of many defendants in approximately 110 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. Since 1993, Wickes has settled 16 similar actions for insignificant amounts, and another 187 of these actions have been dismissed. As of July 31, 1999 none of these suits have made it to trial.

       Losses in excess of the $129,000 reserved as of June 26, 1999 are possible but an estimate of these amounts cannot be made.

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

PARENT COMPANY LIQUIDITY AND MANAGEMENT'S PLANS

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In light of the Company's current projected earnings and cash flow, management believes the Company does not have the financial resources to maintain its current level of operations through the third quarter of 1999. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described below, the principal source of funds for these purposes in the past, and for the payment of interest on the Company's indebtedness, has been sales of shares of Wickes common stock. The Company is currently working on additional options as discussed below.

         The principal user of the Company's cash has been and continues to be Buildscape, Inc. ("Buildscape"). The Company has reached a preliminary understanding with third party investors to issue preferred stock in Buildscape, pursuant to terms currently being negotiated. It is anticipated that the issuance of preferred stock will give Buildscape the capital required to operate independently of the Company and its other subsidiaries. See the discussion below.

         At August 10, 1999, the Company estimates that it will have approximately $1,108,000 of accounts payable and other current liabilities, approximately $575,000 of which are past due. In addition, $239,518 of these current liabilities are principal and interest payments due to Wickes that were overdue but which were deferred until June, 1999 by Wickes. The Company anticipates bringing this debt current and prepaying a portion of interest or principal with the proceeds of the loan from Imagine Investments, Inc. ("Imagine") described below. The Company has recorded this debt as current on the June 30, 1999 Condensed Consolidated Balance Sheet. Also, the Company is not in compliance with certain of the terms of the original loan agreement with Imagine and has obtained a waiver of default through September 15, 1999. See the discussion below of the terms of $3.0 million of indebtedness of the Company due on September 15, 1999 to Imagine that is proposed to be converted into equity of Cybermax Tech. In addition, $625,000 of interest is due September 30, 1999 on the Company's 11% secured notes. See discussion below. There can be no assurance that the Company will be able to make the required payments of principal and interest on its indebtedness on a timely basis if the transactions described below are not complete.

     The principal asset that could be sold by the Parent Company would be its shares of Wickes common stock. At August 10, 1999, approximately 2,078,668 of the Parent Company's 3,000,515 shares of Wickes common stock are pledged to secure various obligations of the Company. In addition, the Company's shares of Wickes common stock are subject to securities law restrictions on resale. The Company has granted to Imagine, a right of first refusal with respect to all the shares of Wickes beneficially owned by it. Pursuant to previously existing registration rights, at the Company's request, Wickes has filed a shelf registration statement with respect to 1,000,000 shares of Wickes common stock held by the Company. At the Company's request, Wickes has not, however, sought to have this registration statement declared effective by the Securities and Exchange Commission pending the Company's consideration of the various financing alternatives available to it.

         The Company may also seek to sell shares of Greenleaf common stock. Effective September 30, 1998, the Company exchanged all of the outstanding shares of its wholly-owned subsidiary, GameVerse, Inc. for approximately 40% of the outstanding securities of Greenleaf. These securities presently may not be sold in the open market, and the Company anticipates that its ability to sell significant amounts of these securities will be limited. Greenleaf and the Company have, as a result of Greenleaf's dissatisfaction with the transaction, had discussions regarding possible adjustments to the merger consideration that would reduce the Company's percentage of ownership in Greenleaf. These discussions led to a proposal whereby a portion of the Company's shares of Greenleaf was to have been sold to a third party investor identified by Greenleaf with proceeds of the sale to be split between Greenleaf and the Company. This proposal was not implemented. However, in August informal discussions were reestablished between the parties. No proposals have been made at this date.

         The Company has received verbal consent from all the holders of the Company's $10 million 13% Subordinated Notes ("the 13% Notes") that were previously scheduled to mature in September 1999. All legal documents have been executed and are being held in escrow pending receipt of the final paperwork from 15% of the Note Holders. It is anticipated these will be received and the refinancing closed by the end of August. The Notes will be replaced with new unsubordinated promissory notes due September 30, 2000 bearing 11% interest. The notes will be secured by a junior lien on the collateral securing the Company's real estate indebtedness and 10 million shares of Greenleaf common stock. In connection with the refinancing, the holders of the notes will issue a release to the Company and its officers and directors, releasing them from all liabilities and claims which the holders of the Notes may have with respect to acts or omissions by such persons prior to the delivery of the new notes. See Notes 4 and 7 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

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

         In  order  to  obtain  funds  for  the   continuation  of  Buildscape's
operations, on March 11,1999, Buildscape entered into a short-term loan agreement with Imagine pursuant to which Buildscape borrowed $500,000 in March 1999 and $500,000 in April 1999. On May 20 and August 11, 1999, Buildscape and Imagine amended the short-term loan agreement, increasing the loan to $3,350,000 with $3,000,000 to be fully advanced as of August 12 and the balance of $350,000, subject to Imagine's approval to be drawn by August 20, 1999. This loan is due September 15, 1999. The total loan bears interest at the annual rate of 10% is guaranteed by Riverside and certain of its subsidiaries, and is secured by a pledge of the stock of Buildscape and certain of the Company's subsidiaries and by a security interest in the assets of Buildscape and these subsidiaries. In connection with this loan, Riverside granted Imagine an option to purchase 30% of Buildscape's current outstanding shares at 80% of the price for such shares set in any venture capital financing or if venture capital financing is not obtained for an amount equal to the Company's investment in Buildscape as calculated on a per share basis. The documents related to this loan place various restrictions of the Company and Buildscape, including, among other things, a requirement that the Company maintain a least $1 million of stockholders' equity and a prohibition against incurrence by the Company, Buildscape, or any of the Company's subsidiaries that guaranteed the loan, from incurring additional debt. As discussed above, the Company has had to obtain a waiver of compliance with certain of these restrictions.

         On July 30, the Company and Imagine entered into a letter of understanding pursuant to which Imagine would acquire a controlling interest in Cybermax Tech, the parent company of Buildscape, in exchange for shares of Buildscape common and preferred stock, 520,000 shares of Riverside stock, $4 million in cash and cancellation of Buildscape's indebtedness to Imagine discussed above. The preferred shares would be newly issued shares of preferred stock purchased subject to terms currently being negotiated by third party investors and Buildscape. The proposed transaction is subject to the receipt of appropriate corporate authorizations and the completion of a fairness opinion with respect to the overall transaction. Upon completion of the proposed exchange, it is anticipated that Cybermax Tech will own approximately 83% of Buildscape and third party investors will own 17%.

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

         In addition, the discussion above of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) Buildscape's ability to successfully negotiate the terms of their preferred stock issue and closing this in a timely manner, (ii) the success of and level of negative cash flow generated by the Parent Company's Internet, e- commerce and advertising operations, (iii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iv) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of the Parent Company's internet, e-commerce and advertising operations, (v) the ability of the Company to raise funds through sales of Wickes common stock and Greenleaf securities, (vi) the outcome of the Company's discussions with Greenleaf, and (vii) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia and Jacksonville, Florida. In addition to the factors described above, the Company's ability to sell Wickes common stock or Greenleaf securities would depend upon, among other things, the trading prices for these securities, and, in light of the relatively low trading volume for these securities, possibly the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.

4.       LONG TERM AND MORTGAGE DEBT

         Consolidated long-term and mortgage debt is comprised of the following at June 30, 1999 (in thousands):

     LONG-TERM DEBT

     Subordinated Notes                                            $     9,940
     Other                                                               2,823
     Less: current maturities                                          (12,763)
                                                                   -----------
     Total Company long-term debt less current maturities                   --
                                                                   -----------

     MORTGAGE DEBT

     Mortgage debt, non-recourse                                       11,345
                                                                   ----------
              Total long-term and mortgage debt

                less current maturities                            $   11,345
                                                                   ==========


SUBORDINATED NOTES ("THE 13% NOTES")

         These notes may be prepaid in whole or in part prior to their September 30, 1999 due date without payment of a premium. These notes were recorded at an original discount of $1,256,000 which is being amortized using the interest method over the term of the notes. The Company has received verbal commitment from all Note Holders to refinance the notes and anticipates receiving the final documents and closing this in August. See Note 3 under the heading "Parent Company Liquidity and Management's Plans". See Note 7 to the Condensed Consoli-dated Financial Statements included elsewhere herein.

Wickes Promissory Note

         In February of 1998, Riverside completed the acquisition of e-commerce and advertising operations formerly owned by Wickes. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. For these operations, Riverside paid consideration of approximately $872,000 in the form of a 3-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, Riverside agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest. At August 10, 1999, the Company had made payments of $195,752 under the Wickes promissory note but was delinquent with respect to required payments of approximately $239,518 of principal and interest. Wickes had deferred these payments and interest thereon until June 30, 1999. During this extension, the interest rate was based on the prime lending rate plus four percentage points. The Company has not received an extension of the waiver at this date. The Company anticipates bringing this debt current and prepaying a portion of principal and interest with the proceeds of the loan from Imagine described under the heading "Parent Company Liquidity and Management's Plan" of Note 3. The Company has recorded this debt as current on the June 30, 1999 Condensed Consolidated Balance Sheet.

5.   INCOME TAXES

     The Company's effective tax rate was 0% for the six months ended June 30, 1999 and 1998. For the six months ended June 30, 1998, Wickes results of operations were consolidated with the Company's for financial reporting purposes (see Note 1. "Summary of Significant Accounting Policies) and included a tax benefit of $3.9 million. An effective tax rate of 39% was used to calculate the federal income taxes for the second quarter of 1998. In addition to the effective federal rate used for that period, state income and franchise taxes were calculated on a separate basis and included in the provision reported.

     The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be utilized in the near future.

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company believes adoption of the statement will not have a material effect on its financial statements.

7.       SUBSEQUENT EVENTS

         The Company and the 13% Note Holders have agreed to replace the Company's 13% Notes that were originally scheduled to mature in September 1999 with new unsubordinated promissory notes due September 2000, bearing 11%. The Company anticipates receiving the final documents and closing this in August of 1999. For further information see Note 3 under the heading "Parent Company Liquidity and Management's Plans".

         On July 30, 1999, the Company and Imagine entered into a letter of understanding pursuant to which Imagine would acquire a controlling interest in Cybermax Tech, the parent company of Buildscape, in exchange for shares of Buildscape common and preferred stock, 520,000 shares of Riverside stock, $4.0 million in cash and cancellation of Buildscape's indebtedness to Imagine described under the heading "Parent Company Liquidity and Management's Plans".

         At August 10, 1999, the Company had made payments of $195,752 under its promissory note to Wickes but was delinquent with respect to required payments of approximately $239,518 of principal and interest. Wickes had deferred these payments and interest thereon until June 30, 1999. The Company has not received an extension of the waiver at this date. The Company anticipates bringing this debt current and prepaying a portion of principal or interest with the proceeds of the loan from Imagine described under the heading "Parent Company Liquidity and Management's Plans" of Note 3.

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

                              RESULTS OF OPERATIONS

                                     GENERAL

     The Company reported results of operations for the six months ended June 30, 1999 and 1998, as follows (in thousands):


                                                         Three Months Ended            Six Months Ended
                                                         ------------------            ----------------
                                                              (unaudited)                 (unaudited)

                                                       June 30,         June 30,        June 30,      June 30,
                                                         1999             1998            1999         1998
                                                         ----             ----            ----         ----

Earnings(loss) before income taxes,
  equity in related parties, and
  minority interest(1)(2)                            $  (2,392)        $  3,349        $ (4,231)    $ (8,930)

Income tax (benefit) expense                                --            2,249              --       (1,630)

Equity in (earnings) losses
  of Wickes Inc.(3)                                     (1,178)              --             147           --

Minority interest, net of income taxes(3)                   --             1,374             --       (1,928)
                                                     ---------         ---------       --------     --------
Net loss                                               $(1,214)        $   (274)       $ (4,378)    $ (5,372)
                                                       ========        =========       =========    =========



(1) Includes realized investment gains of $0 for the three months ended June 30, 1999 and 1998, and $0 and $437,000 for the first six months ended June 30, 1999 and 1998, respectively.

(2) Includes a restructuring charge from Wickes of $5.4 million in 1998. This charge consisted of $3.7 million in anticipated losses on the disposition of closed center assets and liabilities and $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $0.3 million for adjustments to prior years restructuring accruals.

(3) The Company accounted for its investment in Wickes' under the equity method for the first and second quarters of 1999. During the first and second quarters of 1998 the Company consolidated Wickes' operations with those of the Company and its subsidiaries.

                                LINES OF BUSINESS

     The following table sets forth certain financial data for the three months and six months ending June 30, 1999 and 1998, respectively, for the following segments: e-commerce and advertising, web design and internet connectivity, building materials, and other segments. The Company accounted for its investment in Wickes' under the equity method for the first and second quarters of 1999. Wickes' operations are consolidated with those of the Company and its subsidiaries for the first and second quarters of 1998. "Other" includes real estate, parent company, financial services, and discontinued operations and all eliminating entries for inter-company transactions.



                                                         Three Months Ended                 Six Months Ended
                                                         ------------------                 ----------------

                                                      June 30,         June 30,           June 30,           June 30,
                                                        1999             1998               1999               1998
                                                        ----             ----               ----               ----
                                                            (in thousands)                       (in thousands)

SALES:

     E-Commerce & Advertising                         $     114          $      --        $     179          $      --
     Web Design & Internet Access                           143                 62              543                177
     Building Materials(1)                                   --            237,141               --            405,887
     Other                                                   13                105               29                105
                                                      ---------          ---------        ---------          ---------
                  Total                               $     270          $ 237,308        $     751          $ 406,169
                                                      =========          =========        =========          =========

COST OF SALES

     E-Commerce & Advertising                         $      91          $      --        $     123               --
     Web Design & Internet Access                            48                 23               91               140
     Building Materials(1)                                   --            181,051               --           308,815
     Other                                                    1                108                4               108
                                                      ---------          ---------        ---------        ----------
                  Total                               $     140          $ 181,182        $     218        $  309,063
                                                      =========          =========        =========        ==========

OTHER OPERATING INCOME:

     E-Commerce & Advertising                         $      --          $      --        $      --        $       --
     Web Design & Internet Access                            --                 --                1                --
     Building Materials(1)                                   --              1,397               --             3,764
     Other                                                   24                330               48               414
                                                      ---------           --------        ---------        ----------
                  Total                               $      24           $  1,727        $      49        $    4,178
                                                      =========           =========       =========        ==========

INVESTMENT INCOME AND REALIZED

 GAINS/(LOSSES):

     E-Commerce & Advertising                         $      --        $        --        $      --         $      --
     Web Design & Internet Access                            --                 --               --                --
     Building Materials(1)                                   --                 --               --                --
     Other                                                   (7)               (36)             (36)              386
                                                      ---------        -----------        ---------         ---------
                  Total                               $      (7)       $       (36)       $     (36)        $     386
                                                      =========        ===========        =========         =========






                                                         Three Months Ended                 Six Months Ended
                                                         ------------------                 ----------------

                                                      June 30,         June 30,        June 30,      June 30,
                                                       1999              1998            1999          1998
                                                       ----              ----            ----          ----
                                                           (in thousands)                  (in thousands)


EXPENSES:

     E-Commerce & Advertising                         $  1,301         $     60        $   2,417     $     90
     Web Design & Internet Access                          445               14              998          645
     Building Materials(1)                                  --           46,989               --       90,282
     Other                                                 143            1,312               59        1,892
                                                      --------         ---------        ---------     --------
                  Total                               $  1,889         $  48,375        $   3,474     $ 92,909
                                                      ========         =========        =========     ========

RESTRUCTURING AND UNUSUAL ITEMS:

     E-Commerce & Advertising                         $     --         $      --        $      --     $     --
     Web Design & Internet Access                           --                --               --           --
     Building Materials(1)                                  --                --               --        5,431
     Other                                                  --                --               --           --
                                                      --------         ---------        ---------    ---------
                  Total                               $     --         $      --        $      --    $   5,431
                                                      ========         =========        ==========   =========

INTEREST EXPENSE:

     E-Commerce & Advertising                         $     46         $      22        $      83     $      41
     Web Design & Internet Access                            1                 2                2             3
     Building Materials(1)(2)                              382             5,800              763        11,576
     Other                                                 221               269              455           640
                                                      --------         ---------        ---------     ---------
                  Total                               $    650         $   6,093        $   1,303     $  12,260
                                                      ========         =========        =========     =========

EARNINGS(LOSS) BEFORE INCOME TAXES,
 EQUITY IN RELATED PARTIES AND MINORITY
 INTEREST:

     E-Commerce & Advertising                         $ (1,324)        $     (82)       $  (2,444)    $    (131)
     Web Design & Internet Access                         (351)               23             (547)         (611)
     Building Materials(1)                                (382)            4,698             (763)       (6,453)
     Other                                                (335)           (1,290)            (477)       (1,735)
                                                      --------          --------        ---------     ----------
                  Total                               $ (2,392)         $  3,349        $ ( 4,231)    $   (8,930)
                                                      ========          ========        =========     ==========

IDENTIFIABLE ASSETS:

     E-Commerce & Advertising                         $    713         $      40        $     713     $      40
     Web Design & Internet Access                          569               395              569           395
     Building Materials(1)                              13,662           319,453           13,662       319,453
     Other                                              10,043            15,975           10,043        15,975
                                                      --------          --------        ---------     ---------
                  Total                               $ 24,987         $ 335,863        $  24,987     $ 335,863
                                                      ========         =========        =========     =========


(1) During the first six months of 1999, the Company accounted for its investment in Wickes on the equity method. During the same period in 1998, the Company consolidated Wickes operations with those of the Company.

(2) Includes an interest allocation from Riverside on its 13% notes of $382,000 and $374,000 for the three months ended June 30, 1999 and 1998, respectively, and $763,000 and $747,000 for the first six months ended June 30, 1999 and 1998, respectively.

                           E-COMMERCE AND ADVERTISING

     The following table sets forth information concerning the results of Buildscape for 1999 and 1998, respectively: (in thousands)


                                                         Three Months Ended                Six Months Ended
                                                         ------------------                ----------------
                                                             (unaudited)                      (unaudited)

                                                      June 30,         June 30,          June 30,      June 30,
                                                       1999              1998              1999          1998
                                                       ----              ----              ----          ----

Sales                                                 $   114          $    --         $    179      $     --
Cost of sales                                              91               --              123            --
                                                      -------          -------         --------      --------
     Net profit                                            23               --               56            --
Selling, general and administrative                     1,262               59            2,365            89
Depreciation and amortization                              39                1               52             1
Interest expense                                           46               22               83            41
                                                      -------          -------         --------      --------
     Total expenses                                     1,347               82            2,500           131
                                                      -------          -------         --------      ---------
Net loss                                             $ (1,324)         $   (82)        $ (2,444)     $   (131)
                                                     =========         ========        ========      =========


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

                         WEB DESIGN AND INTERNET ACCESS

The following table sets forth information concerning the results of Cybermax, Inc. ("Cybermax") for 1999 and 1998, respectively: (in thousands)



                                                         Three Months Ended                  Six Months Ended
                                                         ------------------                  ----------------
                                                             (unaudited)                        (unaudited)

                                                      June 30,         June 30,          June 30,       June 30,
                                                        1999             1998              1999           1998
                                                        ----             ----              ----           ----

Sales                                                 $   143         $    62           $   543         $   177
Cost of sales                                              48              23                91             140
                                                      -------         -------           -------         -------
     Net profit                                            95              39               452              37
Selling, general and administrative                       414              (4)              944             620
Depreciation and amortization                              31              18                53              25
Interest expense                                            1               2                 2               3
                                                      -------         -------           -------         -------
     Total expenses                                       446              16               999             648
                                                      -------         -------           -------         -------
Net loss                                              $ (351)         $    23           $  (547)        $  (611)
                                                      =======         ========          =======         =======



     The Company purchased the assets of Cybermax on January 31, 1998. During 1998, the Company incurred various start-up costs, which makes comparisons between periods not meaningful.

                                   WICKES INC.

     The Company estimates that the Company's results of operations for the second quarter of 1999 include profits of $796,000 attributable to Wickes, compared to profits of $939,000 for the same period in 1998. the Company estimates that its results of operations include losses of $909,000 and $2,936,000 attributable to Wickes, for the first six months ended June 30, 1999 and 1998, respectively.

         THE FOLLOWING DISCUSSION WAS OBTAINED FROM THE WICKES' QUARTERLY REPORT ON FORM 10-Q FOR THE SECOND QUARTER OF 1999.

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


                                Three Months Ended           Six Months Ended
                                ------------------           ----------------
                              June 26,       June 27,      June 26,     June 27,
                               1999           1998          1999         1998
                               ----           ----          ----         ---
Net sales                     100.0%         100.0%         100.0%      100.0%
Gross profit                   23.0%          23.6%          23.4%       23.9%
Selling, general and
  administrative expense       19.0%          19.3%          20.7%       21.3%
Depreciation, goodwill and
  trademark amortization        0.6%           0.5%           0.6%        0.6%
Provision for doubtful
  accounts                      0.0%           0.0%           0.1%        0.3%
Restructuring and unusual
  items                           --             --             --        1.3%
Other operating income         (0.8)%         (0.6)%         (0.6)%      (0.9)%
Income from operations          4.2%           4.4%           2.6%        1.3%


NET EARNINGS

       Weather conditions during the first six months of 1999 were relatively close to seasonal averages. In the first quarter of 1998 Wickes's largest region, the Midwest, experienced a very mild winter, which allowed for favorable building conditions, which was partially offset by increased precipitation in the Northeast and South. The second quarter and first half of 1999 had favorable economic conditions for the building materials supply industry. Single family housing starts in 1999 were 4.4% and 8.5% higher during the second quarter and first six months of 1999, than during the comparable periods of 1998.

       Net income for the three months ended June 26, 1999 was $3.6 million compared with a net income of $2.8 million for the three months ended June 27, 1998. The increase in net income for the three-month period is primarily the result of increased sales and gross profit, and other operating income. The positive impact of these changes was partially offset by increases in SG&A, interest and depreciation expenses.

         Net income for the first six months of 1999 was $311,000 compared with a loss of $4.0 million for the first six months of 1998. The increase in net income for the six month period is primarily the result of increased sales and gross profit, and reductions in restructuring charges and the provision for doubtful accounts. The positive impact of these changes was partially offset by increases in SG&A, depreciation and interest expenses as well as a reduction in other operating income.

                    THREE MONTHS ENDED JUNE 26, 1999 COMPARED
                    WITH THE THREE MONTHS ENDED JUNE 27, 1998

NET SALES

       Net sales for the second quarter of 1999 increased 21.8% to $288.8 million from $237.1 million for the second quarter of 1998. Same store sales increased 20.1% compared with the same period last year. Same store sales to Wickes's primary customers, building professionals, also increased 22.0% when compared with the second quarter of 1998. Consumer same store sales increased by 5.2% for the quarter. As of June 26, 1999 Wickes operated 101 sales and distribution facilities, the same number it operated at the end of the second quarter of 1998.

       Wickes estimates that inflation in lumber prices increased total sales for the quarter by approximately $8.7 million, compared with the 1998 comparable period.

       Wickes believes that the sales increase results primarily from its recent investments in its target major markets, re-merchandised conventional market sales and distribution facilities, recent acquisitions of several component manufacturing facilities as well as favorable economic conditions. Same store sales increased 27.6% in Wickes' nine target major markets, while same store sales increased 26.7% in the eleven conventional market building centers Wickes remerchandised during 1997 and 1998. Component manufacturing facilities acquired since the second quarter of 1998 account for $4.4 million of the second quarter 1999 sales increase. Single family housing starts were 4.4% higher, nationally, in the second quarter of 1999 than in the comparable period of 1998. In Wickes' primary geographical market, the Midwest, single family housing starts were 7.8% higher.

GROSS PROFIT

       1999 second quarter gross profit increased to $66.3 million from $56.1 million for the second quarter of 1998, a 18.2% increase. Gross profit as a percentage of sales decreased to 23.0% for the second quarter of 1999 from 23.6% in 1998. The decrease in gross profit as a percentage of sales is primarily attributable to rising lumber prices, increased percentage of sales to building professionals, and the expansion of Wickes' installed sales programs, partially offset by increased sales and gross profit margins on internally manufactured products.

       Wickes believes that while inflation in lumber prices did increase gross profit by approximately $1.2 million in the quarter, gross profit as a percent of sales decreased due to significant and rapid cost increases over the quarter, which cannot be passed on to customers as quickly. Lumber and related products accounted for 57.3% of sales in the second quarter of 1999, compared with 56.2% for the second quarter of 1998. Sales to building professionals as a percentage of sales increased to 89.2% in the second quarter of 1999 compared with 87.7% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

       SG&A expense decreased to 19.0% of net sales in the second quarter of 1999 compared with 19.3% of net sales in the second quarter of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume and reduced spending on major market expansion programs in 1999.

       Decreases as a percentage of sales in salaries, wages and benefits, equipment rental and headquarters administrative expense were partially offset by increases in professional fees and maintenance expense. Salaries, wages and employee benefits decreased as a percentage of sales by 0.3%. As of June 26, 1999, Wickes had 4,380 full time and part time employees, an increase of 13.3% from June 27, 1998.

DEPRECIATION, GOODWILL AND TRADEMARK AMORTIZATION

       Depreciation, goodwill and trademark amortization increased to $1.6 million for the second quarter of 1999 compared with $1.3 million for the same period in 1998. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the second quarter of 1998 as well as capital additions as a result of Wickes's major market program.

PROVISION FOR DOUBTFUL ACCOUNTS

       The provision for doubtful accounts was relatively unchanged between the second quarters of 1999 and 1998. Wickes recorded a $42,000 benefit from the provision for doubtful accounts in the second quarter of 1999, compared with a benefit of $124,000 in the second quarter of 1998.

OTHER OPERATING INCOME

       Other operating income for the second quarter of 1999 was $2.2 million compared with $1.4 million for the second quarter of 1998. During the second quarter of 1999 Wickes sold four pieces of excess real estate and recorded gains of $1.4 million. There were no sales of excess real estate in the second quarter of 1998. Wickes also recorded $347,000 in expenses related to casualty losses during the second quarter of 1999, including a fire at one of its component manufacturing facilities. In the second quarter of 1998 Wickes recorded a gain of approximately $180,000 on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities.

INTEREST EXPENSE

       In the second quarter of 1999 interest expense increased to $6.0 million from $5.5 million during the second quarter of 1998, resulting primarily from an increase in average total long term debt of approximately $23.0 million. This was partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 33 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on Wickes' revolving line of credit as a result of decreases in the average prime and LIBOR rates as well as a 25 basis point reduction in Wickes' borrowing spreads, effective with Wickes' new revolving credit agreement in February of 1999. Approximately 92% of Wickes' second quarter average borrowings on its revolving credit facility were LIBOR-based.

PROVISION FOR INCOME TAX BENEFIT

       Wickes recorded income tax expense of $2.6 million for the second quarter of 1999 compared with expense of $2.2 million in the second quarter of 1998. An effective federal and state income tax rate of 38.2% was used to calculate income taxes for the second quarter of 1999, compared with an effective rate of 39.0% for the second quarter of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported for both years.

       Wickes continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, 1997, and 1998 management believes that it is more likely than not that Wickes will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon Wickes' future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of Wickes' operational efforts, cyclicality and seasonality of Wickes' business, the effects of Wickes' substantial leverage and competition.

                     SIX MONTHS ENDED JUNE 26, 1999 COMPARED
                     WITH THE SIX MONTHS ENDED JUNE 27, 1998

NET SALES

       Net sales for the first six months of 1999 increased 18.2% to $479.9 million from $405.9 million for the first six months of 1998. Same store sales increased 18.1% compared with the same period last year. Same store sales to Wickes' primary customers, building professionals, increased 19.7% when compared with the first six months of 1998. Consumer same store sales increased 2.2% for the same period. As of June 26, 1999 Wickes operated 101 sales and distribution facilities, the same number it operated at the end of the first six months of 1998. Sales of approximately $4.0 million were recorded, in the first quarter of 1998, for the 10 sales and distribution facilities that were sold or closed during that quarter.

       Wickes estimates that inflation in lumber prices increased total sales for the first six months by approximately $7.7 million, compared with the 1998 comparable period.

Wickes believes that the sales increase results primarily from its recent investments in its target major market, re-merchandised conventional market sales and distribution facilities, recent acquisitions of several component manufacturing facilities as well as favorable economic conditions. Same store sales increased 22.8% in Wickes' nine target major markets, while same store sales increased 21.9% in the eleven conventional market building centers Wickes remerchandised during 1997 and 1998. Component manufacturing facilities acquired since the second quarter of 1998 account for $5.4 million of the six month 1999 sales increase. Single family housing starts were 8.5% higher, nationally, in the first six months of 1999 than in the comparable period of 1998. In Wickes' primary geographical market, the Midwest, single family housing starts were 8.8% higher.

GROSS PROFIT

       Gross profit for to the first six months of 1999 increased to $112.2 million from $97.1 million for the first six months of 1998, a 15.6% increase. Gross profit as a percentage of sales decreased to 23.4% for the first six months of 1999 from 23.9% in 1998. The decrease in gross profit as a percentage of sales is primarily attributable to rising lumber prices, increased percentage of sales to building professionals, and the expansion of Wickes' installed sales programs, partially offset by increased sales and gross profit margins on internally manufactured products.

       Wickes believes that while inflation in lumber prices did increase gross profit by approximately $1.1 million in the first six months of 1999, gross profit as a percent of sales decreased due to significant and rapid cost increases, primarily during the second quarter, which could not be passed on to customers as quickly. Lumber and related products accounted for 55.6% of sales in the first six months of 1999, compared with 54.4% for the same period in 1998. Sales to building professionals as a percentage of sales increased to 90.2% in the first six months of 1999 compared with 88.5% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

       SG&A expense decreased to 20.7% of net sales in the first six months of 1999 compared with 21.3% of net sales in the first six months of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume, expense reductions achieved as a result of the 1998 first quarter restructuring and reduced spending on major market expansion programs in 1999.

       Decreases as a percentage of sales in salaries, wages and benefits, employee relocation, equipment rental and headquarters administrative expense were partially offset by increases in professional fees, marketing and maintenance expense. Salaries, wages and employee benefits decreased as a percentage of sales by 0.5%.

DEPRECIATION, GOODWILL AND TRADEMARK AMORTIZATION

       Depreciation, goodwill and trademark amortization increased to $3.0 million for the first six months of 1999 compared with $2.6 million for the same period in 1998. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the second quarter of 1998 as well as capital additions as a resultof Wickes' major market program.

PROVISION FOR DOUBTFUL ACCOUNTS

       The provision for doubtful accounts decreased to $0.4 million for the first six months of 1999 from $1.2 million in the first six months of 1998. The primary reasons for the decrease are improved delinquency on 1999 outstanding accounts and increased expense in the first quarter of 1998 as a result of the delinquency of a major account.

RESTRUCTURING AND UNUSUAL ITEMS

       In February of 1998, Wickes announced and completed a plan for additional restructuring activities, which included the closing or consolidation of eight building centers and two component manufacturing facilities in February, the sale of two additional building centers in March, and further reductions in headquarters staffing. Wickes recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. No restructuring or unusual items were recorded in the first six months of 1999.

OTHER OPERATING INCOME

       Other operating income for the first six months of 1999 was $3.1 million compared with $3.8 million for the first six months of 1998. In both of the first six months of 1999 and 1998 Wickes recorded gains of approximately $1.6 million on the sale of excess real estate and equipment. In 1999, Wickes recorded costs of $269,000 for carrying costs of closed operations and $317,000 for casualty losses, including a fire at one of its component manufacturing facilities. In 1998 Wickes recorded no closed operation carrying costs and recorded a gain of $118,000 for casualty losses. The gain on casualty losses was a result of a $180,000 gain on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities.

INTEREST EXPENSE

       In the first six months of 1999 interest expense increased to $11.3 million from $10.9 million during the first six months of 1998, resulting primarily from an increase in average total long term debt of approximately $15.4 million. This was partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 29 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on Wickes's revolving line of credit as a result of decreases in the average prime and LIBOR rates as well as a 25 basis point reduction in Wickes' borrowing spreads, effective with Wickes' new revolving credit agreement in February of 1999. Approximately 90% of Wickes' average borrowings on its revolving credit facility, during the first six months of 1999, were LIBOR-based.

PROVISION FOR INCOME TAX BENEFIT

       Wickes recorded income tax expense of $844,000 for the first six months of 1999 compared with a benefit of $1.6 million in the first six months of 1998. An effective federal and state income tax rate of 39.1% was used to calculate income taxes for the first six months of 1999, compared with an effective rate of 39.0% for the first six months of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported for both years.

       For a discussion of Wickes' deferred tax assets and valuation allowance, see "Provision for Income Tax Benefit" in the discussion above of the comparative results for the three months.

                      PARENT COMPANY AND OTHER SUBSIDIARIES

       The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Buildscape, Cybermax and Wickes (the "Parent Group").

       Non-interest operating expenses for the three months ended June 30, 1999 decreased to $143,000 from $1,312,000 for the same period in 1998. The 1998 expenses include approximately $338,000 from operations the Company discontinued in the fourth quarter of 1998. Also, included is approximately $631,000 of expenses that the Parent Company incurred on behalf of its subsidiaries, which was not allocated to these subsidiaries during the second quarter of 1998.

The Parent Group's non-interest operating expenses for the first six months of 1999 and 1998 were $59,000 and $1,892,000, respectively. The 1998 expenses include approximately $666,000 from operations the Company discontinued in the fourth quarter of 1998. Also included is approximately $1,062,000 of expenses that the Parent Company incurred on behalf of its subsidiaries, which was not allocated to these subsidiaries during the first six months of 1998.

 Revenues of the Parent Group (excluding investment income) for the three months ended June 30, 1999 and 1998 were $37,000 and $435,000, respectively. Included in 1998 was $415,000 received in settlement of a lawsuit.

Interest expense (excluding an interest allocation to Wickes for the Parent Company's 13% subordinated notes of $382,000 in 1999 and $374,000 in 1998) for the three months ending June 30, 1999 and 1998, were $221,000 and $269,000, respectively. In 1999 interest consisted of $2,000 on the Parent Company's other bank debt and $219,000 on the Parent Company's real estate mortgage debt. In 1998, interest consisted of $6,000 on the Parent Company's other bank debt and $263,000 on the Parent Company's real estate mortgage debt.

Interest expense (excluding an interest allocation to Wickes for the Parent Company's 13% subordinated notes of $763,000 in 1999 and $747,000 in 1998) for the six months ending June 30,

1999 and 1998 were $455,000 and $640,000, respectively. In 1999, interest consisted of $3,000 on the Parent Company's other bank debt and $452,000 on the Parent Company's real estate mortgage debt. In 1998, interest consisted of $13,000 on the Parent Company' other bank debt and $627,000 on the Parent Company's real estate mortgage debt.

The Parent Company's real estate debt will continue to decrease as a result of real estate sales. The Company did not have any real estate sales during the second quarter of 1999. As a result, the principal balance was not reduced.
During the second quarter of 1998, the principal balance was reduced by approximately $3.2 million.

                             REAL ESTATE INVESTMENTS

       The Company's real estate investments consist of $7,358,000 in Georgia properties, $2,247,000 in Florida properties and $8,000 in other states.

                                  INCOME TAXES

         The Company's effective tax rate was 0% for the six months ended June 30, 1999 and 1998.

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

       The Parent Company's cash on hand and available borrowings will not be sufficient to support its operations and overhead through the third quarter of 1999. The Parent Company has had preliminary discussions with Imagine regarding the Company obtaining a loan from Imagine in an amount sufficient to provide for the repayment of the Wickes debt, the interest due September 30, 1999 on the Notes and to cover operating shortfalls of the Company and its subsidiaries into the fourth quarter, exclusive of Buildscape. Shares of Wickes stock would collateralize the loan. The Company anticipates reaching an agreement on the terms of this loan before the end of August.

       FOR A DETAILED DISCUSSION OF THE PARENT COMPANY'S LIQUIDITY AND MANAGEMENT'S PLANS RELATED THERETO, SEE NOTE 3. "COMMITMENTS AND CONTINGENCIES".

       On July 7, 1999, the Company no longer met the quantitative maintenance requirements for continued listing on the NASDAQ SmallCap Market. As of July 8, 1999, the Company's quotations for the Company's Common Stock are available on the OTC-Bulletin Board under the symbol RSGI.

       During the first six months of 1999, stockholders' equity decreased by a net of $4.3 million. The Company's startup costs incurred for the Buildscape operations accounted for approximately 56% of the decrease. Losses attributable to Wickes accounted for approximately 12% of the decrease.

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

                                                      PART II
                                                 OTHER INFORMATION

Item 2.           Changes in Securities

Item 5.           Other Information

                           For a description of letter of understanding that the Company and Imagine entered into on July 30, 1999, pursuant to which Imagine would acquire a controlling interest in Cybermax Tech, the parent company of Buildscape, in exchange for shares of Buildscape common and preferred stock, 520,000 shares of Riverside stock, $4.0 million in cash and cancellation of Buildscape's indebtedness to Imagine. See Note 3 to Notes to Condensed Consolidated Financial Statements included elsewhere herein.

                           On August 11, 1999 Robert T. Shaw resigned from the Company's Board of Directors. The Company plans on filling this vacancy in the near future.

Item 6.           Exhibits and Reports on Form 8-K

4.1      (a)      Credit Agreement dated April 1,1999 between the registrant and the signatories thereto.

         (b) Form of 11% Secured Promissory Note dated April 1, 1999.

4.2 (a) Amendment to Loan Agreement dated May 20, 1999 among the registrant, Cybermax, Inc., Cybermax Tech, Inc., Buildscape, Inc.
                  and Imagine Investments, Inc.

         (b)      Amended and Restated Term Promissory Note dated May 20, 1999.

         (c) Amendment to Stock Option Agreement dated May 20, 1999 between Cybermax Tech, Inc. and Imagine Investments, Inc.

4.3      (a)      Loan Agreement  dated  August 12, 1999  among  the registrant,
                  Cybermax, Inc.,   Cybermax Tech, Inc.,  Buildscape,  Inc.  and
                  Imagine Investments, Inc.

         (b)      Promissory Note dated August 12, 1999.

         (c) Stock Option Agreement dated August 12, 1999 between Cybermax Tech, Inc. and Imagine Investments, Inc.

10.1 Letter of Understanding dated July 30, 1999 between the registrant and Imagine Investments, Inc.

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

RIVERSIDE GROUP, INC.

By /S/ J. STEVEN WILSON
-------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer

By /S/ CATHERINE J. GRAY
-------------------------
Catherine J. Gray
Senior Vice President and
Chief Financial Officer

Date:  August 13, 1999

                                CREDIT AGREEMENT

         This Credit Agreement is made as of the 1st day of April, 1999 by and among RIVERSIDE GROUP, INC., a Florida corporation (the "Company"), the PARTIES EXECUTING THIS AGREEMENT AS HOLDERS (the "Holders") and MITCHELL W. LEGLER, as agent for the Holders for purposes set forth herein ("Agent").

                               STATEMENT OF FACTS

A. The Holders are willing to make loans (the "Loans") to the Company evidenced by promissory notes in the form attached hereto as Exhibit A (as they may be extended, renewed or modified, the "Notes") for the purposes set forth herein.

B. The Notes are to be secured as described herein and in the Collateral Documents, as defined below.

C. Agent has been appointed as agent for the Holders with the duties, powers and authority set forth herein.

D. The parties hereto wish to set forth certain provisions relating to the Loans as more fully set forth below.

                                    AGREEMENT

         In consideration of the mutual agreements contained herein and to induce the Holders to make the Loans to the Company, and for $10.00 and other good and valuable consideration, parties hereto agree as follows:

ARTICLE I

                                   DEFINITIONS

1.1 DEFINED TERMS. Unless otherwise defined herein, the following terms shall have the meanings set forth below:

                  "Affiliate"   means  any   person   directly   or   indirectly
controlling or controlled by or under direct or indirect common control with a Person.

                  "AFL" means American Founders Life Insurance Company, its successors and assigns.

                  "AFL Collateral" has the meaning set forth in Section 4.2.

                  "AFL Collateral Documents" means the mortgages, security agreements and other instruments encumbering the AFL Collateral for the benefit of AFL.

                  "AFL Obligations" means all present and future obligations owed to AFL by the Company secured as of the date hereof by the AFL Collateral.

                  "Agreement" means this Agreement as amended or supplemented or otherwise modified from time to time.

                  "Bankruptcy Law" means Title 11, United States Code, or any similar federal or state law for the relief of debtors.

                  "Board of Directors" means the Board of Directors of the Company or any authorized committee of the Board of Directors.

                  "Business Day" means any day other than a Legal Holiday.

                  "Capital   stock"   means  any  and  all  shares,   interests,
participations or other equivalents (however designated) of corporate stock.

                  "Change of Control Event" means (i) any event during the life of J. Steven Wilson that causes J. Steven Wilson, Courtenay Sands Wilson and their children, or any of them, or any trust or similar entity established for the benefit of any thereof (collectively, "Wilson Interests") to directly or indirectly beneficially own (as that term is defined in the Securities Exchange Act of 1934, as amended, and in the rules and regulations promulgated thereunder) less than 25% of the shares of Common Stock outstanding at any time;
(ii) the obtaining by any person other than Mr. Wilson or an Affiliate of Mr. Wilson or any other Wilson Interests of direct or indirect beneficial ownership of more than 50% of the outstanding shares of Common Stock; (iii) unless consented to by the 50% Holders, the consummation of (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, other than a merger or consolidation in which the holders of Common Stock immediately prior thereto receive as a result securities entitling such holders to exercise immediately thereafter more than 50% of the total voting power of all outstanding securities entitled to vote in the election of directors of the surviving corporation or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company.

       "Collateral" means the assets of the Company now or hereafter encumbered by the Collateral Documents.

       "Collateral Analysis" means the Collateral analysis contained in Exhibit D hereto.

       "Collateral Documents" has the meaning set forth in Section 4.1.

       "Common Stock" means the common stock, par value $.10 per share, of the Company.

       "The Company" means the corporation named as the Company in the first paragraph of this Agreement, and any successor or assign.

       "Custodian" means any receiver, trustee, assignee, liquidator or similar official under any Bankruptcy Law.

                  "Debt," with respect to any person, means any indebtedness, liabilities or obligations, including, without limitation, principal, premium, if any, interest, fees, costs and expenses, in respect of (i) money borrowed, funds provided or any other transaction which is evidenced by bonds, notes, debentures or similar instruments or (ii) letters of credit and bankers' acceptances issued for the account of such person or (iii) the balance deferred and unpaid of the purchase price of any property (including pursuant to financing leases), except any such balance that constitutes a trade payable or
(iv) unfunded vested benefits under plans covered by Title IV of the Employee Retirement Income Security Act of 1974, as amended, and (v) to the extent not otherwise included, the guarantee of items which would be included within this definition.

                  "Default" means any event that is, or after notice or passage of time or both would be, an Event of Default, and "Event of Default" means any event specified in Section 9.1 hereof.

                  "50% Holders" means Holders holding more than 50% of the aggregate outstanding principal amount of the Notes.

                  "Greenleaf Shares" has the meaning set forth in Section 4.1.

                  A "Legal Holiday" is a Saturday, a Sunday or a day on which banking institutions are not required to be open in Jacksonville, Florida.

                  "Holder"  or  "Noteholder"   means  a  person  executing  this
Agreement as a Holder and such Person's assigns as registered on the Company's books.


   "Intercreditor Agreement" has the meaning set forth in Section
 4.2.

                  "1933 Act" shall mean the Securities Act of 1933, as amended.

                  "Note" or "Notes" has the meaning set forth in the Statement of Facts.

                  "Officer" means the Chairman, the Vice Chairman, the Chief Executive Officer, the President, each Senior Vice President, each Vice President, the Chief Financial Officer, the Chief Accounting Officer, the Treasurer, the Secretary or the Controller of the Company.

                  "Officers' Certificate" means a certificate signed by two Officers or by an Officer and an Assistant Treasurer or an Assistant Secretary of the Company.

                  "Person" means any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

                  "Principal" of a debt security means the amount stated as principal on the face of the security, less amounts thereof paid, plus, when appropriate, the premium, if any, on the security.

                  "Repurchase Date" shall have the  meaning  ascribed to  it  in
Section 10.6 hereof.

                  "Subordinated Notes" has the meaning set forth in Section 2.2.

                  "Subsidiary" means any corporation of which at least a majority of the outstanding capital stock having voting power under ordinary circumstances to elect a majority of the board of directors shall at the time be owned, directly or indirectly, by the Company, or by the Company and/or one or more Subsidiaries.

                  "Wickes Shares" has the meaning set forth in Section 4.1.

1.2 RULES OF CONSTRUCTION. Unless the context otherwise requires, as used herein:

(a)      a term has the meaning ascribed to it;

(b) an accounting term not otherwise defined has the meaning ascribed to it in accordance with generally accepted accounting principles;

(c)      "or" is not exclusive;

(d) words in the singular include the plural, and words in the plural include the singular;

(e)      provisions apply to successive events and transactions;

(f) "herein," "hereof" and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section or other subdivision.

ARTICLE II

                                 LOANS AND NOTES

2.1 LOANS. Each of the Holders severally agrees to make a Loan in a principal amount set forth opposite such Holder's name on Exhibit B. The Company shall execute a Note to the order of such Holder in such amount. A Loan may be made by surrendering obligations of the Company held by a Holder in the same principal amount.

2.2 USE OF PROCEEDS. The proceeds of the Notes will be used solely for the purpose of paying the principal obligations of the Company under such of its 13% Subordinated Notes due September 30, 1999 (the "Subordinated Notes") as are described in Exhibit B hereto. Each Note is in the principal face amount of the corresponding Subordinated Note being repaid and is dated as of April 1, 1999. Interest on the Notes shall accrue from April 1, 1999, which is the last date interest was paid on the Subordinated Notes, until the date of delivery of the executed Notes at 13% per annum and thereafter at 11% per annum, all as set forth in the Notes. It is intended that the Notes evidence accrued interest under the Subordinated Notes from April 1, 1999 until such date of delivery of the Notes.

ARTICLE III

                            ADMINISTRATION OF CREDIT

3.1 PAYMENT. Unless and until the Company shall have received written notice to the contrary from the Agent, the Company shall make all payments of principal, premium and accrued interest under the Notes, and any purchase proceeds relating to repurchase of the Notes to the Agent, as agent for the Holders, in accordance with written payment instructions given by the Agent to the Company. The Agent shall, within one business day, disburse all payments received to the Holders PRO RATA in accordance with the principal balances of their Notes.

3.2 DEFAULT INTEREST. Any amount of principal of, and to the extent permitted by law, accrued interest on, a Note that is not paid when due shall thereafter bear interest at the rate of fourteen percent (14%) per annum (or the highest lawful rate, if less) from such date until paid in full.

ARTICLE IV

                                    SECURITY

4.1 COLLATERAL. The Company shall execute and deliver to the Agent, for the benefit of the Holders, the following documents (together with the Intercreditor Agreement, as defined below, called collectively, the "Collateral Documents"):

(a) Second-priority mortgages and/or deeds to secure debt and security agreements encumbering the Company's real estate and related personal property presently encumbered by security instruments in favor of AFL, in form reasonably satisfactory to Agent;

(b) A second-priority security agreement pledging 2,002,337 shares of Wickes, Inc. common stock (the "Wickes Shares") presently pledged to AFL;

(c) A first-priority security agreement pledging 10,000,000 shares of Greenleaf Technologies Corporation owned by the Company (the "Greenleaf Shares"); and

(d) Financing statements, control agreements and other documents and instruments necessary to perfect such liens and security interests.


4.2      PRIORITY; INTERCREDITOR AGREEMENT.

                  The liens and security interests of the Holders in the Collateral described in subsections 4.1(a) and (b) above (the "AFL Collateral") are acknowledged to be subject and subordinate to the liens and security interests of AFL securing AFL Obligations in the outstanding principal amount of approximately $11,344,672 as of June 30, 1999.

THE AGENT IS IRREVOCABLY AUTHORIZED TO ENTER INTO AN INTERCREDITOR AGREEMENT (AS AMENDED, SUPPLEMENTED OR OTHERWISE MODIFIED FROM TIME TO TIME, THE "INTERCREDITOR AGREEMENT") WITH THE COMPANY AND AFL SUBSTANTIALLY IN THE FORM ATTACHED HERETO AS EXHIBIT C, WHICH INTERCREDITOR AGREEMENT SHALL BE A BINDING OBLIGATION ON THE HOLDERS. THE INTERCREDITOR AGREEMENT PROVIDES FOR, AMONG OTHER THINGS, THE RELEASE OF COLLATERAL UPON A SALE OR REFINANCING OF AFL COLLATERAL THROUGH PRE-EXECUTED RELEASES AND POWERS OF ATTORNEY TO BE DELIVERED TO AFL; LIMITED PROVISIONS FOR AFL TO MAKE FUTURE ADVANCES SECURED BY THE AFL COLLATERAL; THE RIGHT OF AFL TO AMEND THE AFL OBLIGATIONS AND RELATED DOCUMENTS; CONSENT BY AFL TO THE TRANSACTIONS CONTEMPLATED HEREBY, INCLUDING THE PAYMENT OF THE SUBORDINATED NOTES; AND AGREEMENT BY AFL TO ACT AS STAKEHOLDER AND COLLATERAL AGENT FOR THE PURPOSE OF PERFECTING THE SECURITY INTERESTS OF THE AGENT AND HOLDERS IN THE WICKES SHARES. THE INTERCREDITOR AGREEMENT ALSO PROVIDES THAT AFTER ACCELERATION BY AFL OF THE AFL OBLIGATIONS, THE RIGHT OF HOLDERS TO RECEIVE PAYMENTS ON THE NOTES SHALL BE SUBJECT AND SUBORDINATE AND BE POSTPONED UNTIL PAYMENT IN FULL OF THE AFL OBLIGATIONS EXCEPT AS TO (A) PAYMENTS TO THE HOLDERS REPRESENTING PROCEEDS OF COLLATERAL THAT IS NOT AFL COLLATERAL AND (B) PAYMENTS MADE PURSUANT TO ANY ORDER OF A BANKRUPTCY COURT OR OTHER COURT OF COMPETENT JURISDICTION. BY EXECUTION OF THIS AGREEMENT AND ACCEPTANCE OF ITS NOTE, EACH HOLDER AGREES TO SUCH SUBORDINATION AND AGREES TO DELIVER, AND AUTHORIZES THE AGENT TO DELIVER, TO AFL ANY PAYMENTS OR PREPAYMENTS ON THE NOTES TO WHICH SUCH HOLDER IS NOT ENTITLED BY REASON OF THE INTERCREDITOR AGREEMENT.

(c) THE SUMMARY OF THE INTERCREDITOR AGREEMENT PROVISIONS SET FORTH ABOVE IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE FORM OF INTERCREDITOR AGREEMENT ATTACHED IN EXHIBIT C AND TO THE PROVISIONS IN THE NOTE RELATING TO THE INTERCREDITOR AGREEMENT, INCLUDING THE REPRESENTATIONS AND WARRANTIES THEREIN. EACH HOLDER HEREBY REPRESENTS AND WARRANTS TO THE AGENT THAT SUCH HOLDER HAS READ AND UNDERSTANDS THE INTERCREDITOR AGREEMENT AND NOTE, AUTHORIZES THE AGENT TO EXECUTE THE INTERCREDITOR AGREEMENT AS AGENT FOR SUCH HOLDER AND AGREES TO BE BOUND BY THE TERMS OF THE INTERCREDITOR AGREEMENT TO THE SAME EXTENT AS IF THE HOLDER HAD SIGNED THE INTERCREDITOR AGREEMENT PERSONALLY.

4.3 RELEASE OF GREENLEAF SHARES. So long as no Default exists and the aggregate fair market value (determined as set forth in the immediately following sentence) of the Collateral other than Greenleaf Shares to be released (net of the amount of indebtedness secured by encumbrances thereon which are senior to the Holders' interest in the Collateral), in the good faith judgment of the Agent, equals or exceeds 120% of the outstanding principal balance of the Notes, the Agent and the Holders agree that the Company may receive and retain, and the Agent shall release to the Company, 50% of the net sales proceeds from any sale of Greenleaf Shares and the Agent shall immediately apply the remaining 50% of such net sales proceeds to the prepayment of the Notes. For purposes of this
Section 4.3, the fair market value of any real estate comprising part of the Collateral shall be determined in a manner consistent with the Collateral Analysis attached hereto as Exhibit D or as determined pursuant to Section 4.5 below, as applicable, (b) the fair market value of the Wickes Shares shall be the average closing price of the Wickes Shares on the National Association of Securities Dealers Automated Quotations National Market (or if the Wickes Shares are not listed on such market, on the principal market or exchange on which the Wickes Shares are then trading) for the most recent 20 trading days preceding the date of determination, and (c) the fair market value of the Greenleaf Shares shall be 50% of the average bona fide "pink sheet" closing price for the five trading days preceding the date of determination. The Company agrees that, unless the Agent shall otherwise consent, it will sell Greenleaf Shares which are Collateral before selling or otherwise disposing of any such shares which are not Collateral, provided that the Company is entitled to the release of 50% of the net proceeds as set forth above or, if not so entitled, the Agent agrees to such release.

4.4      RELEASE OF AFL COLLATERAL.

(a) Upon a cash sale by the Company of any parcels of real estate listed on the Collateral Schedule in a bona fide arm's length transaction for not less than 80% of fair market value as shown on the Collateral Schedule (or as determined pursuant to Section 4.5), the Agent shall, if no Default exists, release such parcel provided that 100% of the net proceeds of such sale are paid to AFL to reduce the AFL Obligations or, if the AFL Obligations have been paid in full, to the Agent for application to the Holder Obligations.

(b) Upon a cash sale by the Company of any Wickes Shares in a bona fide sale or other arm's length transaction for not less than the fair market value (determined in accordance with Section 4.3), the Agent shall, if no Default exists, release such shares from the Collateral Documents provided that 100% of the net proceeds of such disposition are paid to AFL to reduce the AFL Obligations or, if the AFL Obligations have been paid in full, to the Agent for application to the Holder Obligations.

(c) The Company covenants that it will not, without the prior written consent of the Agent, request any release from AFL of any Collateral unless such release is in connection with a bona fide arm's length sale and the sale price meets the requirements of Subsection (a) or (b) above, as applicable. Any such request not meeting both such requirements, whether or not granted by AFL, shall constitute an Event of Default hereunder entitling the Agent, in addition to any other remedies, to seek and obtain an injunction prohibiting such sale and release. The Company acknowledges and agrees that the Agent has entered into the Intercreditor Agreement and delivered pre-executed releases and powers of attorney as required by AFL in reliance upon the agreement by the Company not to seek releases except as permitted herein.

4.5 APPRAISAL. The Agent may, at its election, obtain or require the Company to obtain (in any case at the Company's expense) an appraisal of some or all of the real property Collateral by an MAI appraiser or appraisers satisfactory to the Agent, provided that the Company shall not be obligated to pay for more than one such appraisal per property. The appraiser shall be instructed to utilize a discount rate equal to the rate of interest borne by the AFL Obligations in determining the present value of future income streams. At the election of the Agent, the fair market value of a property as determined by such appraisal shall be substituted for the fair market value as determined pursuant to Subsection 4.3(a) above.

ARTICLE V

                              CONDITIONS PRECEDENT

5.1 CONDITIONS TO THE HOLDER'S OBLIGATIONS. The obligations of the Holders to make the Loans shall be conditioned upon satisfaction or waiver by the Holders of the following conditions:

(a) NOTES. The Notes shall have been executed and delivered by the Company.

(b) COLLATERAL DOCUMENTS. The Collateral Documents, in form reasonably satisfactory to the Holders, shall have been executed and delivered to the Agent, as agent for the Holders, and the security interests and liens of the Holders shall have been duly perfected and shall be subject only to the prior security interests of AFL (as to the AFL Collateral only).

(c) SATISFACTION OF SUBORDINATED NOTES. Not less than 90% (or such lesser percentage as may be determined by the Company in its sole discretion) of the principal amount of all outstanding Subordinated Notes shall have been paid in full and satisfied simultaneously with the making of the Loans.

(d) OPINION. The Agent and Holders shall have received a satisfactory opinion of counsel for the Company as to such matters as they may reasonably require.

(e) TITLE EVIDENCE. The Agent and Holders shall have received such evidence of title and lien searches as they may reasonably require evidencing good and marketable title to the Collateral subject to no liens, claims or encumbrances except, as to the AFL Collateral only, the AFL Collateral Documents and except for such other matters as may be acceptable to the Agent and Holders. The Holders acknowledge that no title insurance or title opinions are being required.

(f)  CLOSING  DOCUMENTS.  The Agent and  Holder  shall have  received  such good
standing   certificates,   certified   articles  of   incorporation,   certified
resolutions, consents and other documentation as they may reasonably require.

(g) AFL DOCUMENTATION. AFL and the Company shall have executed and delivered the Intercreditor Agreement and any related documents.

(h) PAYMENT OF EXPENSES. The Company shall have paid all reasonable expenses, including reasonable and invoiced legal fees and expenses of Mitchell W. Legler, P.A. and Foley & Lardner, incurred by the Holders in connection with the seeking or securing of refinancing of the Subordinated Notes, whether or not the transactions described herein shall close.

5.2 CONSENTS. Wickes, Inc. and Imagine, Inc. shall have consented in writing to this Agreement, the Collateral Documents and the transactions con-templated thereby.

5.3 CONDITIONS TO THE COMPANY'S OBLIGATIONS. The obligations of the Company to execute the Notes shall be conditioned upon satisfaction or waiver by the Company of the following conditions:

(a) The Holders shall have delivered to the Company a release, reasonably satisfactory to the Company, releasing the Company and its officers and directors from all liabilities and claims which the Holders may have, in their capacity as holders of the Subordinated Notes, with respect to actions or omissions of such persons prior to the date of delivery of the Notes.

(b) This Agreement shall have been signed by Holders holding at least 90% (or such lesser percentage determined in accordance with Section 5.1(c)) in outstanding principal amount of the Subordinated Notes.

ARTICLE VI

                         REPRESENTATIONS AND WARRANTIES

6.1 COMPANY'S REPRESENTATIONS. In order to induce the Holders to make the Loans as provided herein, the Company hereby represents and warrants to the Holders and Agent as follows:

                  ORGANIZATION. The Company is a corporation duly organized and existing in good standing under the laws of the jurisdiction under which it was incorporated, and has all requisite power and authority, corporate or otherwise, to conduct its business and to own its properties. The Company has only the Subsidiaries listed on Schedule 1.1. The Company is duly licensed or qualified to do business in all jurisdictions in which such qualification is required, and failure to so qualify would have a material adverse effect on the property, financial condition or business operations of the Company and the Subsidiaries taken as a whole.

                  AUTHORITY. The execution, delivery and performance of this Agreement, the Notes and the Collateral Documents are within the corporate powers of the Company, have been duly authorized by all necessary corporate action and do not (i) require any consent or approval of the stockholders of the Company which has not been obtained, (ii) violate any provision of the articles of incorporation or by-laws of the Company or of any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Company; (iii) require the consent or approval of, or filing or registration with, any governmental body, agency or authority; or (iv) result in a breach of or constitute a default under, or result in the imposition of any lien, charge or encumbrance upon any property of the Company pursuant to, any indenture or other agreement or instrument under which the Company is a party or by which it or its properties may be bound or affected (except the Collateral Documents). This Agreement constitutes, and each of the Notes and each of the Collateral Documents when executed and delivered hereunder will constitute, legal, valid and binding obligations of the Company or other signatory enforceable in accordance with its terms, except as such enforceability may be limited by bankruptcy or similar laws affecting the enforceability of creditors' rights generally.

1.1 INTENT AND EFFECT OF TRANSACTIONS. This Agreement and the transactions contemplated herein (i) are not made or incurred with intent to hinder, delay or defraud any person to whom the Company has been, is now, or may hereafter become indebted; (ii) do not render the Company insolvent nor is the Company insolvent on the date of this Agreement within the meaning of the Bankruptcy Law; (iii) do not leave the Company with an unreasonably small capital with which to engage in its business or in any business or transaction in which it intends to engage; and (iv) are not entered into with the intent to incur, or with the belief that the Company would incur debts that would be beyond its ability to pay as such debts mature.

6.2 HOLDER REPRESENTATIONS. Each Holder, by executing this Agreement, represents and warrants to the Agent and each other Holder that (a) such Holder has the full right, power and authority to execute and deliver this Agreement, (b) that this Agreement, the Intercreditor Agreement and the terms of the Note held by such Holder constitute the binding obligation of such Holder enforceable in accordance with their terms (subject to applicable bankruptcy and other laws relating to creditors' rights generally and to the discretion of a court of equity, and (c) such Holder has read and understands this Agreement, the Intercreditor Agreement and the Collateral Documents and has been afforded the opportunity for itself and its counsel to ask questions of, and obtain further information from, the Agent and the Company, and (d) the representations and warranties of the Holder in the Note and Intercreditor Agreement are true, correct and complete in all material respects, and the Agent, by executing the Intercreditor Agreement is authorized to bind the Holder to the terms thereof. Each Holder agrees to indemnify, defend and hold harmless the Agent and other Holders against any loss, costs, liabilities or damages (including reasonable attorneys' fees and costs) resulting from the breach of any of the representations and warranties of such Holder or from the breach or repudiation by such Holder of its obligations hereunder, under the Intercreditor Agreement or relating thereto.

ARTICLE VII

                              AFFIRMATIVE COVENANTS

7.1 PAYMENT OF THE NOTES. The Company shall pay the principal of and interest on the Notes on the dates and in the manner provided in the Notes. If a payment date is a Legal Holiday, payment shall be made on the next succeeding day that is not a Legal Holiday, and interest shall accrue for the intervening period. The Company shall pay interest (including post-petition interest in any proceeding under any Bankruptcy Law) on overdue principal at the rate, including any default interest under Section 3.2, if any, then borne by the Notes; it shall pay interest (including post-petition interest in any proceeding under any Bankruptcy Law) on overdue installments of interest at the same rate to the extent lawful.

7.2 CORPORATE EXISTENCE. The Company shall preserve and keep in full force and effect its corporate existence under the laws of the state in which it is incorporated.

7.3 TAXES. The Company will, and will cause each Subsidiary to, pay when due all taxes, foreign and domestic, that, if not paid when due would materially and adversely affect the consolidated financial condition or operations of the Company and its Subsidiaries, taken as a whole, except as contested in good faith, during a period when enforcement of such obligations is stayed.

7.4 COMPLIANCE WITH STATUTES, ETC. The Company will, and will cause each Subsidiary to, comply with all applicable statutes, regulations and orders of, and all applicable restrictions imposed by, all governmental bodies, domestic or foreign, in respect of the conduct of its business and the ownership of its property other than where the failure so to comply would not have a materially adverse effect on the business, properties or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole or on the ability of the Company to perform its obligations hereunder or under the Notes.

7.5      REPORTS.  The Company will furnish to the Agent:

(a)  Within  60 days  after  the  close  of each of the  first  three  quarterly accounting periods in each fiscal year of the Company, the unaudited consolidated balance sheet of the Company and its Subsidiaries as at the end of such quarterly period and the related unaudited consolidated statements of operations, stockholders' equity and cash flows for the elapsed portion of the fiscal year ended with the last day of such quarterly period (and in the case of the consolidated statements of operations, for such quarterly period), and in each case setting forth comparative figures for the related period in the prior fiscal year (or in the case of the consolidated balance sheet the end of the prior fiscal year);

(b) Within 100 days after the close of each fiscal year of the Company, the consolidated balance sheet of the Company and its Subsidiaries as at the end of such fiscal year and the related consolidated statements of operations, stockholders' equity and cash flows for such fiscal year, setting forth comparative figures for the preceding fiscal year and certified by independent certified public accountants of recognized national standing;

(c) Concurrently with each delivery of financial  statements  pursuant to clause
(a) or (b) of this Section 7.5, the Company will furnish a certificate signed on behalf of the Company by a principal financial officer, stating that the signer has reviewed the provisions of this Agreement and the performance or observance thereof by the Company, and either stating that to the signer's knowledge no event has occurred and is continuing and no condition exists that constitutes a Default or Event of Default or, if any such event has occurred and is continuing or condition exists, specifying the nature and status of such event or condition of which the signer has knowledge and what action the Company has taken, is taking or proposes to take with respect thereto; and

(d) Promptly upon their becoming available, (A) copies of all reports and registration statements, applications and schedules, and amendments of any thereof, filed by the Company with the Securities and Exchange Commission, and
(B) copies of all proxy statements, financial statements and reports which the Company may send or make generally available to its stockholders.

7.6 NOTICE OF EVENTS OF DEFAULT. The Company will promptly notify each Holder of the occurrence of a Default or an Event of Default.

7.7 MAINTENANCE OF PROPERTIES, ETC. The Company shall, and shall cause each of its Subsidiaries to, maintain its properties and assets in good working order and condition to the extent customary within the relevant industries and make all necessary repairs, renewals, replacements, additions, betterments and improvements thereto to the extent customary within the relevant industries, except in such cases where the failure to do so would not have a material adverse effect on the Company and its Subsidiaries taken as a whole.

7.8 BOOKS AND RECORDS. The Company shall, and shall cause each of its Subsidiaries to, keep true books, records and accounts in which full and correct entries in all material respects will be made of all its business transactions, in accordance with sound business practices, and reflect in its financial statements adequate accruals and appropriations to reserves, all in accordance with generally accepted accounting principles.

ARTICLE VIII

                               NEGATIVE COVENANTS

8.1 STAY, EXTENSION AND USURY LAWS. The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay, extension or usury law wherever enacted, now or at any time hereafter in force, that may affect the covenants or the performance of this Agreement; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Holders, but will suffer and permit the execution of every such power as though no such law has been enacted.

8.2 MERGER, SALE OF ASSETS, ETC. The Company shall not consolidate with, merge with or into or sell, assign, lease or transfer all or substantially all of its properties and assets to another person unless (i) such person is a corporation organized and existing under the laws of the United States or any state thereof or the District of Columbia, (ii) the surviving or transferee entity expressly assumes, by an agreement supplemental hereto, all of the obligations of the Company hereunder and under the Notes, and (iii) upon giving effect to such transaction, no event that constitutes a Default or an Event of Default shall have occurred and be continuing.

                  In connection with any consolidation, merger, transfer or lease contemplated by this Section 8.2, the Company shall deliver, or cause to be delivered, to the Holders, in form and substance satisfactory to the Holders, an Officers' Certificate stating that such consolidation, merger, transfer or lease and the supplemental agreement in respect thereto comply with this Article VIII and that all conditions precedent herein provided relating to such transaction have been complied with.

                  Upon any consolidation or merger, or any transfer of all or substantially all of the assets of the Company in accordance with this Section 8.2, the successor person formed by such consolidation or into or with which the Company is merged or the person to which such transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Agreement with the same effect as if such successor had been named as the Company herein.

8.3 NO FUTURE ADVANCES. The Company shall not permit the aggregate amount of AFL Obligations to exceed $11,344,672 in principal amount, plus accrued interest from the last scheduled interest payment date, reduced by all principal payments made or amounts applied hereafter with respect to such principal obligations, and shall not amend or modify the AFL Obligations or AFL Collateral Documents to increase the interest rate thereon, provide for additional obligations thereunder or otherwise increase the potential amount of the obligations secured by the AFL Collateral Documents; provided, however, that the Company may borrow up to an additional $400,000 secured by AFL Collateral solely to fund improvements to real property Collateral and an additional $200,000 secured by the AFL Collateral provided that the proceeds of such advances are paid to the Company.

8.4 MARGIN STOCK. None of the Loan proceeds shall be used to purchase or carry any margin stock, as defined in Federal Reserve Board Regulations.

ARTICLE IX

                              DEFAULTS AND REMEDIES

9.1 EVENTS OF DEFAULT. An "Event of Default" occurs if:

(a) the Company defaults in the payment of interest on any Note when the same becomes due and payable, whether on its semiannual payment date, by virtue of acceleration or otherwise, and the default continues for a period of five business days;

(b) the Company defaults in the payment of principal of any Note when the same becomes due and payable, whether on maturity of the Note, by virtue of acceleration or otherwise;

(c) the Company fails to comply in any material respect with any of its other covenants in or provisions of the Notes, this Agreement or any Collateral Documents or any representation or warranty made in or in connection with the Notes, this Agreement or any Collateral Document shall be untrue in any material respect as of the date made or deemed made, and in either such case such failure to comply with such covenant or failure of such representation or warranty to be so true shall continue for more than 30 days after notice thereof to the Company by the Agent except that no notice or grace period shall be afforded with respect to defaults under (i) Sections 4.4, 7.5, 7.6, 8.2 or 8.3 hereof or (ii) Sections 1 or 9 of the Mortgage and Security Agreement of even date herewith from the Company to the Agent or (iii) the warranties of title in, and the other warranties and covenants in Sections 1.6(b) or Section 1.9 of, the Deed to Secure Debt and Security Agreement of even date herewith from the Company to the Agent;

(d) any AFL Obligations shall not be paid at maturity or any default shall occur, or notice or declaration of default shall be given, under the AFL Obligations or instruments evidencing or securing the AFL Obligations, the effect of which default or notice or declaration is to cause, or to permit the holder or holders of the AFL Obligations to cause, with the giving of notice if required, the AFL Obligations to become due prior to their stated maturity;
PROVIDED, however, that if any such default or declaration has been cured or waived or any acceleration with respect thereto rescinded, the Event of Default arising under this Section 9.1(d) by virtue thereof shall be deemed cured and any acceleration under this Section 9.1(d) pursuant to Section 9.2 hereof shall ipso facto be rescinded so long as such rescission does not conflict with any judgment or decree; provided, however, that such cure and reinstatement shall not impair the obligation of the Company to pay all expenses incurred by the Agent and/or Holders in connection with such Event of Default;

(e) A default in the payment of principal or interest when due, whether at maturity or otherwise, occurs with respect to any Debt of the Company or any Subsidiary, any obligations the payment of which is guaranteed by the Company or a Subsidiary, whether such Debt or guaranty now exists or shall be created hereafter, if the result of such default is to permit the holder to accelerate payment of such Debt prior to its expressed maturity or to exercise any other remedies with respect to such Debt together with any other defaulted Debt aggregates $500,000 or more; provided, however, that if any such default has been cured or waived and any acceleration with respect thereto rescinded, or if such other Debt has been repaid or otherwise discharged, the Event of Default arising under this Section 9.1(e) by virtue thereof shall be deemed cured and any acceleration under this 9.1(e) pursuant to Section 9.2 hereof shall IPSO FACTO be rescinded so long as such rescission does not conflict with any judgment or decree; provided, however, that such cure and reinstatement shall not impair the obligation of the Company to pay all expenses incurred by the Agent and/or holders in connection with such Event of Default;

(f) There shall have been rendered against the Company and/or any of its Subsidiaries final judgments, individually or in the aggregate, in an amount of $1,000,000 or more by a court or courts of competent jurisdiction, that shall remain undischarged for a period of 60 days after the entry thereof, unless stayed pending appeal, or, if so stayed, for a period of 60 days after the date on which any stay has expired;

(g) The Company pursuant to or within the meaning of any Bankruptcy Law:

     (i)   commences a voluntary case or proceeding,

     (ii) consents to the entry of an order for relief against it in an involuntary case or proceeding,

     (iii) consents to the appointment of a Custodian for it or for all or substantially all of its property, or

     (iv) makes a general assignment for the benefit of its creditors;

(h) A court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:

    (i) is for relief against the Company in an involuntary case or proceeding,

   (ii) appoints a Custodian for the Company or for all or substantially all of its property,

  (iii)  orders the liquidation of the Company, or

   (iv) approves as properly filed a petition seeking reorganization of the Company under any Bankruptcy Law;

 and, in each case, the order or decree remains unstayed and in effect for 60 consecutive days;

    (i) A petition for proceedings in bankruptcy or reorganization, or the readjustment of indebtedness, under any Bankruptcy Law shall be filed against the Company or any of its Subsidiaries and the Company or such Subsidiary admits in writing the material allegations thereof or such petition or action is not dismissed within 60 days;

    (j) This Agreement, any Notes or any Collateral Documents shall be invalid or unenforceable in any material respect or should be repudiated by the Company;

(k) A default shall occur and be continuing beyond any applicable grace period under any Collateral Documents or the Collateral shall be subject to any prior rights, claims, security interests or liens except as permitted hereunder or under the Collateral Documents and , as to the AFL Collateral, the rights of AFL.


ACCELERATION. If an Event of Default (other than an Event of Default specified in Sections 9.1(g), (h) or (i) hereof) occurs and is continuing, the Agent may, and upon direction from 50% Holders, shall, by notice to the Company, declare all unpaid principal, premium and accrued interest to the date of acceleration on the Notes then outstanding (if not then due and payable) to be due and payable. Upon any such declaration, such principal, premium and interest shall become and be immediately due and payable. If an Event of Default specified in
Section 9.1(g), (h) or (i) hereof occurs, all unpaid principal, premium and accrued interest relating to the Notes then outstanding shall ipso facto become and be immediately due and payable without any declaration or other act on the part of the Holders.

9.3 OTHER REMEDIES. If an Event of Default occurs and is continuing, the Agent may pursue any available remedy by proceeding at law or in equity to collect the payment of principal or interest on the Notes and such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursement and advances of the Holders, their agents and counsel, whether incurred at trial, on appeal or in bankruptcy proceedings, or to enforce the performance of any provisions of the Notes or this Agreement.

                  Upon the occurrence of an Event of Default, the Agent may, and upon written direction of the 50% Holders shall, exercise any of the remedies available under the Collateral Documents or applicable law.

                  A delay or omission by the Agent in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of or acquiescence of in the Event of Default. No remedy is exclusive of any other remedy. All available remedies are cumulative to the extent permitted by law.

9.4 WAIVER OF EXISTING DEFAULTS. Except as set forth in Section 11.2 hereof, the 50% Holders may direct the Agent to waive an existing Default or Event of Default and its consequences. When a Default or Event of Default is waived, it is cured and it ceases; provided, that no such waiver shall extend to any subsequent or other default or impair any right consequent thereon or impair the obligation of the Company to pay any expenses incurred by the Agent and/or Holders in connection with such Default or Event of Default.

9.5 COLLECTION SUIT BY THE HOLDERS If an Event of Default occurs and is continuing, the Holders, or the Agent on their behalf, may recover the whole amount of principal, premium and interest remaining unpaid, together with, to the extent that payment of such interest is lawful, interest on the on overdue principal and interest on overdue installments of interest, in each case at the rate per annum then borne by the Note (including default interest under Section 3.2, if any), and such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Agent or Holders, their agents and counsel, whether incurred at trial, on appeal or in bankruptcy proceedings, and any other amounts due the Holders hereunder or under the Notes.

9.6 PRIORITIES. If the Holders or Agent collect any money pursuant to this Agreement or under the Collateral Documents, they shall apply the money in the following order, after application of such money to any Person having a prior claim thereon:

     First: to the reasonable costs and expenses of collection and enforcement, including reasonable attorneys' fees and costs, whether or not suit be brought and including such fees and costs on appeal and in insolvency proceedings;

Second: to the Agent to reimburse the Agent for the Agent's fees and expenses;

     Third: to the Holders, to reimburse such Holders for any expenses incurred by the Holders with the consent of the 50% Holders;

     Fourth: to the Holders for amounts due and unpaid on the Notes for principal, premium and interest, ratably, without preference or priority of any kind, according to the amounts due and payable on the Notes for principal, premium and interest, respectively; and

     Fifth: to the Company or as otherwise payable pursuant to applicable law or order. 9.7 FIRST REFUSAL RIGHTS. The Agent and Holders acknowledge that Imagine Investments, Inc. ("Imagine") has certain rights of first refusal relating to the Wickes Shares pursuant to Section 4.01 of the Stock Purchase Agreement between the Company and Imagine dated October 5, 1998 and agree to comply with such rights in connection with any disposition of Wickes Shares. In addition, the Agent shall provide to Imagine a copy of any notice of proposed disposition concerning the Wickes Shares that it is required to provide to the Company and shall provide to Imagine 15 Business Days after such notice to cure any Event of Default that is susceptible of cure prior to disposing of any Wickes Shares. Each Holder agrees to sell to Imagine, on a non-recourse, non-warranted basis all, but not less than all, of the Notes at par plus all accrued but unpaid interest thereon provided that all accrued but unpaid expenses of the Agent and all transaction costs of the sale are paid by Imagine.

ARTICLE X

                       PRINCIPAL PAYMENTS AND REPURCHASES

10.1 NOTICE OF PREPAYMENT. If the Company elects to prepay the Notes pursuant to the optional prepayment provisions of the Notes, at least 15 days but not more than 60 days before a prepayment date it shall notify the Agent in writing of the amount of principal to be prepaid and the prepayment date.

10.2 EFFECT OF NOTICE OF PREPAYMENT. Once notice of prepayment is given, the principal amount specified in the prepayment notice shall become due and payable on the prepayment date. All prepayments shall be applied to the Notes in proportion to their outstanding principal balances.

10.3 PREPAYMENT. On the prepayment date, the Company shall pay the principal amount specified in the prepayment notice and accrued interest thereon to the Agent in the manner provided in the Notes and the prepayment premium, if any, provided for in the Notes. Notwithstanding the foregoing, the Company shall not be required to pay the principal amount of any Note to the extent otherwise paid, repurchased or cancelled.

                  If any prepayment required to be paid under this Section 10.3 shall not be so paid, interest will be paid, from the prepayment date until such prepayment is paid, on the unpaid amount of such prepayment and, to the extent permitted by law, on any interest not paid on such unpaid amount through the prepayment date, in each case at the rate and in the manner provided in the Notes (including default interest under Section 3.2, if any).

10.4 MANDATORY PAYMENTS. The Company shall make principal payments on each Note as set forth in the Notes. Notwithstanding the foregoing, the Company shall not be required to pay the principal amount of any Note to the extent otherwise paid, repurchased or cancelled, and the Company's obligation in respect of the principal payment thereof shall be satisfied to the extent of the principal amount so applied.

10.5 RATABLE PAYMENTS. The Company shall not pay any amounts due under any Note, or purchase any Note or interest therein and no Holder shall accept such payments or sell such interest, unless all Holders shall be treated ratably according to the respective principal balance of their Notes and all payments are made to the Agent for distribution in accordance with this Agreement. It is the intention of this Agreement that all Holders shall be treated PARI PASSU as to their Notes.

10.6 CHANGE OF CONTROL EVENT. In the event that there shall occur a Change of Control Event, then the 50% Holders shall have the right to direct the Agent to require the Company to purchase, and upon the exercise of such right the Company shall purchase, all or any part of the Notes on the date (the "Repurchase Date") that is 60 days after the date of such Change of Control Event, at a purchase price of 100% of the principal amount thereof, together with accrued and unpaid interest to the Repurchase Date.

                  Within 20 days following any Change of Control Event, the Company shall give notice to the Agent stating (i) that a Change of Control Event has occurred and the date thereof; (ii) the Repurchase Date, (iii) the date by which the repurchase right must be exercised, which shall not be less than 30 days after such notice, (iv) the price at which the repurchase is to be made, if the repurchase right is exercised, and (v) a description of the procedure that a Holder must follow to exercise a repurchase right, including, without limitation, the obligation of the Holder to surrender such Note to the Company prior to the close of business on the Repurchase Date. No failure of the Company to give this notice shall limit the right of the 50% Holders to exercise a repurchase right. Exercise of the repurchase right at the direction of the 50% Holders shall bind all Holders.

10.7 SHARING OF PAYMENTS. Each Holder agrees that if it shall, through the exercise of a right of setoff or counterclaim against the Borrower, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Bank under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, obtain payment (voluntary or involuntary) in respect of any Note as a result of which the unpaid principal portion of its Note shall be proportionately less than the unpaid principal portion of the Notes of any other Holders, it shall be deemed simultaneously to have purchased from such other Holders at face value, and shall promptly pay to such other Holders the purchase price for, a participation in the Notes of such other Holders, so that the aggregate unpaid principal amount of the Notes and participations in Notes held by each Holder shall be in the same proportion to the aggregate unpaid principal amount of all Notes then outstanding as the principal amount of its Notes prior to such exercise of setoff or counterclaim or other event was to the principal amount of all Notes outstanding prior to such exercise of setoff or counterclaim or other event; provided, however, that if any such purchase or purchases or adjustments shall be made pursuant to this section and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. The Company expressly consents to the foregoing arrangements and agrees that any Holder holding a participation in a Note so purchased may exercise any and all rights of setoff or counterclaim with respect to any and all moneys owing by the Company to such Holder by reason thereof as fully as if such Holder had made a loan directly to the Borrower in the amount of such participation.

ARTICLE XI

                        TERMINATION, WAIVER AND AMENDMENT

11.1 TERMINATION. This Agreement may be terminated by the Company if it shall have paid or caused to be paid all sums payable under the Notes, the Collateral Documents and hereunder.

11.2 AMENDMENT AND WAIVER. This Agreement may be amended by the Company and Agent with the written consent of the 50% Holders. The 50% Holders may direct the Agent to waive compliance by the Company with any term of this Agreement or the Notes; provided, however, that notwithstanding the other provisions hereof, without the consent of each Holder affected, an amendment or waiver may not:

(a) Reduce the principal amount of Notes whose Holders must consent to an amendment or waiver;

(b) Reduce the rate of or extend the time for payment of interest, including defaulted interest, on any Note;

(c) Reduce the principal of or extend the fixed maturity of any Note or alter the redemption provisions thereof;

(d) Waive a default in the payment of the principal of or the interest on, or redemption or other payment with respect to, any Note;

(e) Make any Note payable in money other than that stated in the Note; or

(f) Alter the provisions of this Agreement so as to reduce the percentage of Holders required to consent to any amendment hereof or of the Notes or to waive compliance with any term hereof or of the Notes.

                  After an amendment or waiver becomes effective, it shall bind every Holder unless it makes a change described in any of clauses (a) through
(f) above. In that case, the amendment or waiver shall bind every Holder who has consented to it and every subsequent holder of a Note or portion of a Note that evidences the same debt as the consenting Holder's Note.

11.3 AMENDMENTS NOT AFFECTING COMPANY. Amendments to or waivers of any provision herein relating to the rights, duties or obligations of the Agent or Holders and any other amendments not adversely affecting the Company shall not require the joinder of the Company.

ARTICLE XII

             1933 ACT TRANSFER RESTRICTIONS AND FEDERAL WITHHOLDING

12.1 1933 ACT TRANSFER RESTRICTIONS. The Notes will not be registered under the 1933 Act or any securities act of any state or other jurisdiction, in reliance on registration exemptions under such statutes for private offerings. Each Holder, by its acceptance of any Note, hereby represents and warrants to the Company and the Agent that the Notes are being acquired solely for the Holder's own account, for investment, and are not being purchased with a view to or for the resale or distribution thereof. The Notes may not be sold or otherwise transferred except in accordance with the 1933 Act and all other applicable securities laws, and prior to any transfer (other than pursuant to an effective registration statement under the 1933 Act and otherwise in compliance with applicable law) the Holder must furnish to the Company a written opinion of counsel, in form and substance satisfactory to the Company, to the effect that registration under the 1933 Act is not required and that all requisite action has been taken under all applicable securities laws in connection with the proposed transfer. The Notes will bear a legend substantially in the following form until the Company's counsel determines that the legend is no longer advisable:

        This Note has not been registered under the Securities Act of 1933, as amended (the "Act") or under the securities laws of any jurisdiction, and must be held indefinitely unless it is transferred pursuant to an effective registration statement under the Act and in compliance with all applicable securities laws, or after receipt of an opinion of counsel, in form and substance satisfactory to Riverside Group, Inc., to the effect that registration is not required and the transfer does not violate any applicable securities law.

Appropriate stop transfer orders will be noted on the Company's records with respect to the Notes. 12.2 FEDERAL WITHHOLDING. Each Holder, if it is a citizen or organized under the laws of any jurisdiction other than the United States of America or any political subdivision thereof, (i) represents to the Company that under applicable law and treaties no taxes will be required to be withheld by the Company with respect to any payments to be made to the Holder under the Notes, (ii) has furnished to the Company either U.S. Internal Revenue Service Form 4224 or Form 1001 (wherein the Holder claims entitlement to complete exemption from United States federal withholding tax on all payments under the Notes), (iii) will furnish the Company a new form 4224 or Form 1001, or similar statement or documents, upon the obsolescence of any previously delivered form, and (iv) will comply from time to time with all applicable United States laws and regulations with respect to withholding tax exemption. Each Holder agrees that it will not transfer any interest in any Note to any person that is a citizen or organized under the laws of any jurisdiction other than the United States of America or any political subdivision thereof unless the transferee in writing represents to the Company and agrees to the provisions of this Section 12.2.

ARTICLE XIII

                                    THE AGENT

13.1 APPOINTMENT AND POWERS. Each of the Holders hereby appoints Agent as agent for the Holders hereunder, and authorizes the Agent to take such action as Agent on its behalf and to exercise such powers as are specifically delegated to the Agent by the terms hereof, or by separate agreement, specifically including, without limitation, the execution and delivery of the Intercreditor Agreement and the Collateral releases and powers of attorney described therein, together with such powers as are reasonably incidental thereto. Without limiting the generality of the foregoing, the Agent is appointed as the collateral agent of the Holders for purposes of perfecting the liens and security interest of the Holders under the Collateral Documents. The Agent shall be named as mortgagee/grantee and secured party under the Collateral Documents. The Agent shall be entitled to engage counsel, accountants and other professionals of the Agent's choosing. The Agent shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement, the Notes or any related document, or to enforce such performance, or to inspect the property (including the books and records) of the Company or any of its Subsidiaries; and the Agent shall not be required to take any action (i) which exposes the Agent to personal liability; (ii) which is contrary to this Agreement or the Notes or applicable law; or (iii) unless the Agent, in Agent's sole discretion, determines that funds are available to pay all fees and expenses of the Agent. The Agent is appointed to act as agent upon the express terms and conditions contained in this Article.

13.2 RESPONSIBILITY. The Agent (i) makes no representation or warranty to any Holder and shall not be responsible to any Holder for any oral or written recitals, reports, statements, warranties or representations made in or in connection with this Agreement, the Intercreditor Agreement or any Note or any Collateral Document; (ii) shall not be responsible for the due execution, legality, validity, enforceability, genuineness, sufficiency, collectibility or value of this Agreement, any Note or any Collateral Document or any other instrument or document furnished pursuant thereto; (iii) may treat the payee of any Note as the owner thereof until the Agent receives written notice of the assignment or transfer thereof signed by such payee and in form satisfactory to the Agent; (iv) may execute any of the Agent's duties under this Agreement by or through employees, agents and attorneys in fact and shall not be answerable for the default or misconduct of any such employee, agent or attorney in fact selected by the Agent with reasonable care; (v) may (but shall not be required to) consult with legal counsel, independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by the Agent in accordance with advice of such counsel, accountants or experts; (vi) shall be entitled to rely upon any notice, consent, waiver, amendment, certificate, affidavit, letter, telegram, telex, cable or other document or communication believed by the Agent to be genuine and signed or sent by the proper party or parties, and may rely upon statements contained therein without further inquiry or investigation. Neither the Agent nor any of Agent's agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement or the Notes, except for his, its or their own gross negligence or willful misconduct.

13.3 AGENT'S INDEMNIFICATION. The Holders agree to indemnify and reimburse the Agent (to the extent not reimbursed by the Company), ratably from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments and suits, and reasonable costs, expenses and disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent as such in any way relating to or arising out of this Agreement, the Intercreditor Agreement or any other Collateral Document or any action taken or omitted by the Agent under this Agreement, the Intercreditor Agreement or any other Collateral Document, provided that no Holder shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Holder agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel and accounting fees) incurred by the Agent in connection with the preparation, execution, administration or enforcement of, or the preservation of any rights under, this Agreement, the Intercreditor Agreement or any other Collateral Document to the extent that the Agent is not reimbursed for such expenses by the Company. The Agent shall have the right to deduct from any funds in its possession or control such amounts as may be owing to the Agent.

13.4 RIGHTS AS A HOLDER. With respect to any Notes which it may hold or acquire, the Agent, in its individual capacity as a Holder, shall have, and may exercise, the same rights and powers under this Agreement and the Notes payable to it as any other Holder has under this Agreement and Notes.

13.5 CREDIT INVESTIGATION. Each of the Holders severally represents and warrants to each of the other Holders and to the Agent that it has made its own independent investigation and evaluation of the financial condition and affairs of the Company and its Subsidiaries, and all Collateral, in connection with such Holder's execution and delivery of this Agreement and the making of its Loans and has not relied on any information or evaluation provided by any other Holder or the Agent in connection with any of the foregoing (other than information provided by the Company to the Agent for transmittal to the Holders in connection with the foregoing); and each Holder represents and warrants to each other Holder and to the Agent that it shall continue to make its own independent investigation and evaluation of the credit-worthiness of the Company and its Subsidiaries, and all the Collateral, while the Notes are outstanding.

13.6 DISPUTES. If at any time, there should be any dispute as to any action to be taken by the Agent or if the Agent is unsure of its right or obligation to undertake the action, or to refrain from taking any action, the Agent may request written instructions from the Holders, in which case the Holders shall promptly respond to such request. Agent shall be entitled to rely upon written instructions signed by 50% Holders unless such instructions are clearly in violation of the requirements of Section 11.1.

13.7 UNANIMOUS CONSENT OF THE HOLDERS. If at any time a dispute should arise as to any property or funds under the control of the Agent, the Agent shall have the right to interplead such property or funds into the custody and control of a court of appropriate jurisdiction and shall thereupon be relieved of further liabilities and responsibilities with respect thereto. Any expenses, including attorney's fees, incurred by Agent in connection with such interpleader shall be paid by the Holders as set forth in Section 13.3 above.

13.8 RESIGNATION. The Agent may, with reasonable cause as determined in its sole discretion, resign as such at any time upon ten calendar days' prior written notice to the Company and the Holders, effective at the end of said ten days or upon the earlier appointment of a successor. If the Agent resigns, the 50% Holders shall appoint a successor, which may be one of the Holders, and such successor, upon its acceptance of such appointment, shall become the Agent upon the express conditions contained in this Article. If at any time there is no Agent acting hereunder, the Company shall make all required payments to, and otherwise deal directly with, the 50% Holders.

13.9 FEES. The Company agrees to pay the reasonable fees and expenses of the Agent within 10 days following a receipt of an invoice therefor, together with a statement in reasonable detail setting forth the calculation thereof. The Agent shall be paid fees equal to the Agent's usual and customary fees, which, if the Agent is an attorney at law, shall equal the Agent's usual and customary then current hourly rate for the time expended.

13.10 AGENT CAPACITY. The Agent is acting solely as agent for the Holders and not in Agent's personal capacity. Neither the Agent personally nor any of the Agent's assets shall have any liability hereunder and, in the event of a dispute, the Company and each of the Holders agrees to look solely to any assets or interests of the Agent held on behalf of the Holders to satisfy any judgment which may result in such party's action against the Agent from such dispute. The Company agrees to exculpate the Agent and the Agent's personal assets with respect to any claims that the Company now has or may hereafter have with respect to any actions taken or omitted by the Agent on behalf of the Holders.

13.11 AGENT'S REPRESENTATIONS. The parties acknowledge and agree that Agent, or Agent's law firm, represents the Holders, or certain of them, in connection with matters relating to the Company and consent to such continuing representation.

ARTICLE XIV

                                  MISCELLANEOUS

14.1     EXPENSES; INDEMNITY

(a) The Company shall pay, or reimburse the Agent and each Holder for (i) all reasonable out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees and expenses of Mitchell W. Legler, P.A. and Foley & Lardner) paid or incurred by such Person in connection with the negotiation, preparation, execution and delivery of this Agreement, the Notes, the Collateral Documents and any other document required hereunder or thereunder, including without limitation any amendment, supplement, modification or waiver of or to any of the foregoing; (ii) all reasonable out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees and expenses) paid or incurred by such Person before and after judgment in enforcing, protecting or preserving its rights under this Agreement, the Notes, the Collateral Documents and any other document required hereunder or thereunder, including without limitation the enforcement of rights against, or realization on, any collateral or security therefor; and (iii) any and all recording and filing fees and any and all stamp, excise, intangibles and other taxes, if any, (including, without limitation, any sales, occupation, excise, gross receipts, franchise, general corporation, personal property, privilege or license taxes, but not including taxes levied upon the net income of such Person by the federal government or the state (or political subdivision of a state) where such Person's principal office is located or franchise taxes paid in lieu of such net income taxes), which may be payable or determined to be payable in connection with the negotiation, preparation, execution, delivery, recording, administration or enforcement of this Agreement, the Notes, the Collateral Documents or any other document required hereunder or thereunder or any amendment, supplement, modification or waiver of or to any of the foregoing, or consummation of any of the transactions contemplated hereby or thereby, including all costs and expenses incurred in contesting the imposition of any such tax, and any and all liability with respect to or resulting from any delay in paying the same, whether such taxes are levied upon such Person, the Company or otherwise.

(b) The Company agrees to indemnify the Agent and each Holder against any and all losses, claims, damages, liabilities and expenses, (including, without limitation, reasonable attorneys' fees and expenses) incurred by such Person arising out of, in any way connected with, or as a result of (i) the construction or operation of any facility owned or operated by Company, or resulting from any pollution or other environmental condition on the site of, or caused by, any such facility, (ii) except as otherwise limited under this Agreement, the negotiation, preparation, execution, delivery, administration, and enforcement of this Agreement, the Notes, the Collateral Documents and any other document required hereunder or thereunder, including without limitation any amendment, supplement, modification or waiver of or to any of the foregoing or the consummation or failure to consummate the transactions contemplated hereby or thereby, or the performance by the parties of their obligations hereunder or thereunder, (iii) any claim, litigation, investigation or proceedings related to any of the foregoing, whether or not such Person is a party thereto; provided, however, that such indemnity shall not apply to any such losses, claims, damages, liabilities or related expenses arising from (A) any unexcused breach by such Person of its obligations under this Agreement or
(B) any commitment made by such Person to a Person other than the Company which would be breached by the performance of such Person's obligations under this Agreement or (C) the gross negligence or willful misconduct of the Agent or any Holder or any Affiliate or agents of any thereof.

(c) The foregoing agreements and indemnities and all indemnification provisions in the any Collateral Document shall remain operative and in full force and effect regardless of termination of this Agreement, the consummation of or failure to consummate either the transactions contemplated by this Agreement or any amendment, supplement, modification or waiver hereof, the repayment of any Loans made hereunder, the invalidity or unenforceability of any term or provision of this Agreement or any of the Notes or any Collateral Document, or any other document required hereunder or thereunder, any investigation made by or on behalf of the Agent, any Holder or the Company, or the content or accuracy of any representation or warranty made under this Agreement, any Collateral Document or any other document required hereunder or thereunder.

14.2 SURVIVAL. All agreements, representations and warranties made herein shall survive the execution of this Agreement, the making of the Loans hereunder and the execution and delivery of the Notes.

14.3 COUNTERPARTS. This Agreement may be signed in any number of counterparts or by separate signature pages with the same effect as if the signatures thereto and hereto were upon the same instrument.

14.4 CHOICE OF FORUM. COMPANY BY ITS EXECUTION HEREOF (A) HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE STATE COURTS OF THE STATE OF FLORIDA AND TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE MIDDLE DISTRICT OF FLORIDA, FOR THE PURPOSE OF ANY SUIT, ACTION OR OTHER PROCEEDING ARISING OUT OF OR BASED UPON THIS AGREEMENT, THE NOTES OR ANY COLLATERAL DOCUMENT OR THE SUBJECT MATTER HEREOF OR THEREOF, WHETHER BROUGHT BY THE COMPANY, ANY HOLDER OR THE AGENT, OR ANY OF THEIR RESPECTIVE SUCCESSORS AND ASSIGNS, UNLESS THE HOLDERS SHALL AGREE OTHERWISE IN WRITING, AND (B) HEREBY WAIVES TO THE EXTENT NOT PROHIBITED BY LAW, AND AGREES NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE, IN ANY SUCH PROCEEDING, ANY CLAIM THAT IT IS NOT SUBJECT PERSONALLY TO THE JURISDICTION OF THE ABOVE-NAMED COURTS, THAT ITS PROPERTY IS EXEMPT OR IMMUNE FROM ATTACHMENT OR EXECUTION, THAT ANY SUCH PROCEEDING BROUGHT IN ONE OF THE ABOVE-NAMED COURTS IS BROUGHT IN AN INCONVENIENT FORUM, THAT THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN ONE OF THE ABOVE-NAMED COURTS IS IMPROPER, OR THAT THIS AGREEMENT, THE NOTES OR ANY COLLATERAL DOCUMENT OR THE SUBJECT MATTER HEREOF OR THEREOF MAY NOT BE ENFORCED IN OR BY SUCH COURT.

14.5 WAIVER OF JURY TRIAL. TO THE EXTENT NOT PROHIBITED BY APPLICABLE LAW WHICH CANNOT BE WAIVED, AGENT, EACH HOLDER AND COMPANY, AFTER CONSULTATION WITH COUNSEL, HEREBY WAIVES, AND COVENANTS THAT IT WILL NOT ASSERT (WHETHER AS PLAINTIFF, DEFENDANT OR OTHERWISE) ANY RIGHT TO TRIAL BY JURY IN ANY FORUM IN RESPECT OF ANY ISSUE, CLAIM, DEMAND, ACTION, OR CAUSE OF ACTION ARISING OUT OF OR BASED UPON THIS AGREEMENT, THE NOTES OR ANY COLLATERAL DOCUMENT OR THE SUBJECT MATTER HEREOF OR THEREOF OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF AGENT, ANY HOLDER OR COMPANY IN CONNECTION WITH ANY OF THE ABOVE, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE. COMPANY ACKNOWLEDGES THAT IT HAS BEEN INFORMED BY THE HOLDERS THAT THE PROVISIONS OF THIS SECTION 10.11 CONSTITUTE A MATERIAL INDUCEMENT UPON WHICH THE HOLDERS HAVE RELIED, ARE RELYING AND WILL RELY IN ENTERING INTO THIS AGREEMENT. ANY HOLDER OR COMPANY MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN
EVIDENCE OF ITS CONSENT TO THE WAIVER OF ITS RIGHT TO TRIAL BY JURY. 14.6 NOTICES. All notices, consents and other communications hereunder shall be in writing and shall be deemed to have been duly given, when delivered personally or three business days after having been sent by certified mail return receipt requested, postage prepaid, or upon delivery by courier or express delivery or upon receipt by telecopy, facsimile or similar electronic medium at the following address (or at such other address for a party as shall be specified by like notice):

                  If to the Company to:     Riverside Group, Inc.
                                            7800 Belfort Parkway
                                            Suite 100
                                            Jacksonville, FL  32256
                                            Facsimile:  (904) 296-0584
                                            Attention: Edward Salem

                  If to the Agent or
                  the Holders to:           Mitchell W. Legler, Esq.
                                            300-A Wharfside Way
                                            Jacksonville, FL 32207
                                            Facsimile: (904) 346-3299

                  With a copy to:           John M. Welch, Jr., Esq.
                                            Foley & Lardner
                                            200 Laura Street
                                            Jacksonville, FL 32202
                                            Facsimile: (904) 359-8700

14.7 MISCELLANEOUS. This Agreement supersedes all prior negotiations and agreements (written and oral) among the parties with respect to the subject matter covered hereby. This Agreement shall inure to the benefit of and be binding upon the parties named herein and their respective heirs, personal representatives, successors and assigns. Nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement. The section headings contained in this Agreement are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement. This Agreement shall be construed and enforced in accordance with the laws of the State of Florida without regard to its conflict of law provisions.

14.8 NO USURY. Notwithstanding anything herein or in the Notes, no person shall be entitled to receive, nor shall the Company be required to pay, any interest or amounts in the nature of interest to the extent such charges or amounts would violate any applicable usury laws and any provision to the contrary is hereby modified to comply with such usury laws. In the event any such excess amounts are received by any Holder, such excess shall be deemed to have been applied to reduce the principal of such Holder's Note as of the date received and if no principal remains, shall be paid to the Company together with interest thereon at the highest lawful rate.

14.9 RELEASE. Each of the Holders and the Agent hereby relinquishes and releases any claims or causes of action against the shareholders, officers and directors of the Company arising from any breach or alleged breach of fiduciary duty, contravention or alleged contravention of the Florida Business Corporation Act or any federal or state securities laws, failure or alleged failure to maximize the value of the Company for the benefit of creditors or any similar claims, arising from any actions or inactions by such persons prior to the date of this Agreement; provided, however, the foregoing shall not be construed to release or otherwise amend the Company's obligations arising from or relating to the Notes, this Agreement, any Collateral documents or any other documents, instruments or agreements executed or delivered in connection therewith.

         IN WITNESS WHEREOF, each of the parties hereto has executed this Agreement, or caused this Agreement to be executed on its behalf by its officers thereunto duly authorized, all as of the date first above written.

                                       THE RIVERSIDE GROUP, INC.

                                       By: ____________________________________
                                       Its ____________________________________

                                        _______________________________________
                                       MITCHELL W. LEGLER, as Agent for the

                                       Holders

      THE HOLDERS HAVE EXECUTED THIS AGREEMENT ON SEPARATE SIGNATURE PAGES

                                    EXHIBIT A

                                 [FORM OF NOTE]

                                    EXHIBIT B

                     [LIST OF HOLDERS OF SUBORDINATED NOTES]

                                    EXHIBIT C

                            [INTERCREDITOR AGREEMENT]

Exhibit A
to Credit Agreement

                                                  [FORM OF NOTE]

                                                        April 1, 1999
Number _______________                                $________________



                  THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") OR UNDER THE SECURITIES LAWS OF ANY JURISDICTION, AND MUST BE HELD INDEFINITELY UNLESS IT IS TRANSFERRED PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT AND IN COMPLIANCE WITH ALL APPLICABLE SECURITIES LAWS, OR AFTER RECEIPT OF AN OPINION OF COUNSEL, IN FORM AND SUBSTANCE SATISFACTORY TO RIVERSIDE GROUP, INC., TO THE EFFECT THAT REGISTRATION IS NOT REQUIRED AND THE TRANSFER DOES NOT VIOLATE ANY APPLICABLE SECURITIES LAW.

                                               RIVERSIDE GROUP, INC.
                                              SECURED PROMISSORY NOTE
                                              DUE SEPTEMBER 30, 2000

         RIVERSIDE GROUP, INC., a Florida corporation (hereafter referred to as "the Company") for value received, hereby promises to pay to the order of _________________________ or registered assigns, on the date specified in the title of this Note, the principal sum of $___________________ at the office of the Agent (as defined below) in Jacksonville, Florida, in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts, and to pay interest from April 1, 1999, semiannually in arrears on March 31 and September 30 of each year commencing September 30, 1999, on the outstanding principal amount hereof from time to time at said office, in like coin or currency, at the rate of 13% per annum from and including April 1, 1999 to and including _________, 1999 and thereafter at the rate of 11% per annum until the principal sum hereof has been paid in full. Any principal amounts payable hereunder, and to the extent permitted by law, any accrued interest, which are not paid when due shall bear interest from the date due until paid at fourteen percent (14%) per annum.

         The entire outstanding principal balance hereof shall be due and payable on September 30, 2000.

         This Note is one of a duly authorized issue of Notes of the Company, designated as set forth on the face hereof (the "Notes"), issued or to be issued under and pursuant to a Credit Agreement by and among the Company, the original holderHolders of the Notes and the Agent ("Agent") as defined in such agreement, dated as of _________, 1999 (the "Agreement"), to which Agreement and all agreements supplemental thereto reference is hereby made for a description of the rights, limitation of rights, obligations, duties and immunities thereunder of the Company and the holdersHolders of the Notes. As described in the Agreement, this Note is secured by, among other collateral, second liens on certain real property and shares of Wickes, Inc. stock owned by the Company and encumbered by first liens in favor of American Founders Life Insurance Company (together with its successors and assigns, called "AFL") securing certain obligations of the Company to AFL (the "AFL Obligations"). AFL and the Agent have entered into an Intercreditor Agreement, a form of which is attached to the Agreement (the "Intercreditor Agreement"), providing for certain rights and obligations of the Agent, AFL and the Holders from time to time of the Notes ("Holders"). By acceptance of this Note, the Holder agrees to be bound by the terms of the Agreement and the Intercreditor Agreement as it relates to the Holders.

         Effective upon receipt by the Agent of written notice from AFL of a default under the AFL Obligations, the rights of the Holder of this Note to receive further payments on this Note shall be junior, inferior and subordinate in all respects to, and postponed until payment in full of, the AFL Obligations except as to payments representing proceeds of collateral for this Note which is not collateral for the AFL Obligations and to payments made pursuant to any order of a bankruptcy court or another court of competent jurisdiction. By acceptance of this Note, the Holder hereof agrees that (a) any payments received by it after the Agent receives the aforementioned notice of default from AFL shall be held in trust by the Holder for the sole and exclusive benefit of AFL and promptly delivered by the Holder in the form received directly to AFL as directed by AFL to the Agent; (b) if any such amounts are not paid to AFL within three business days after the receipt thereof by the Holder, the Holder shall pay to AFL interest on such amounts at the lesser of 18% per annum simple interest or the maximum rate permitted by law from the date of receipt until full payment is made to AFL; (c) AFL shall have the unfettered right, from time to time, to amend any one or more of the loan documents relating to the AFL Obligations by agreement with the Company and such amendments shall not affect the priority of AFL's liens and security interests in its collateral, which shall continue to be superior and prior to the liens and security interests in such collateral of the Agent and/or the Holders without any requirements to obtain any consent, approval or subordination from the Agent and/or the Holders. By acceptance of this Note, the payee represents and warrants for the benefit of AFL and the Agent as follows:

         (1) The Agent has the full right, power and authority to execute and deliver and perform the Agent's obligations under the Intercreditor Agreement without the consent of any other person;

         (2) As of the date of delivery of this Note by the Company, the person named as Agent in the Intercreditor Agreement is the incumbent agent under the Agreement and has the full right, power and authority to release Collateral (as defined in the Intercreditor Agreement) as provided in the Intercreditor Agreement without the consent of the Holders of the Notes;

         (3) The payees of the Notes, by execution of the Agreement, have authorized the Agent to execute, deliver and perform the Agent's obligations under the Intercreditor Agreement and to bind Holders of the Notes to the terms thereof; and the execution, delivery and performance of the Agreement has been authorized by all necessary corporate and other actions on behalf of the payee of this Note; and

         (4) The Agent has full power to act on behalf of the Holders of these Notes and AFL shall be entitled to rely upon any agreement executed by the Agent during the term of the Intercreditor Agreement without the necessity of confirming or verifying the authority of the Agent to so act on behalf of the Holders of the Notes and without the necessity of obtaining the approval or consent of such Holders.

         (5) Agent has the full right, power and authority to execute, deliver and perform its obligations under this Agreement and to bind the Holders without the consent of any other person, including any regulatory agency and all such actions have been authorized by all necessary corporate or other actions on the part of the payee.

         (6) The payee has not assigned any of its rights in and to the Subordinated Notes, the Subordinated Note Agreement, the Subordinated Mortgages, the Subordinated Pledge, the Holder Loans (as such terms are defined in the Intercreditor Agreement) or any other agreement between the payee and the Company to any other person except such persons as would take their interests subject to the payee's obligations under the Credit Agreement and Intercreditor Agreement.

         (7) The Intercreditor Agreement is binding and enforceable against the Holder and the Agent in accordance with its terms; subject to bankruptcy, fraudulent transfer, moratorium and other laws for the benefit of creditors generally and to the discretion of a court in the enforcement of equitable remedies.

The Holder of this Note acknowledges and agrees that AFL and the Agent shall be entitled to rely upon the provisions set forth in this Note.

         The Agreement contains provisions permitting the Company and the Agent, with the written consent of the holdersHolders of more than 50 percent of the aggregate principal amount of the Notes at the time outstanding ("50% Holders") to amend any of the provisions of the Agreement or modify in any manner the rights of the holdersHolders of the Notes; provided, however, that no such amendment shall (i) reduce the principal amount of Notes whose Holders must consent to an amendment or waiver; (ii) reduce the rate of or extend the time for payment of interest, including defaulted interest, on any Note; (iii) reduce the principal of or extend the fixed maturity of any Note or alter the redemption provisions thereof; (iv) waive a default in the payment of the principal of or the interest on, or redemption or other payment with respect to, any Note; (v) make any Note payable in money other than that stated in the Note or (vi) alter the provisions of the Agreement so as to reduce the percentage of holdersHolders of Notes required to consent to any amendment of the Agreement or of this Note or to waive compliance with any term of the Agreement or of this Note. It is also provided in the Agreement that, prior to any declaration accelerating the maturity of the Notes, the 50% Holders at the time outstanding may on behalf of the holdersHolders of all of the Notes direct the Agent to waive any past default under the Agreement and its consequences, except a default in the payment of, principal of, or premium, if any, or interest on, the Notes. Any such consent or waiver by any holderHolder of this Note shall be conclusive and binding upon such holderHolder and upon all future holdersHolders and owners of this Note and any Notes which may be issued in exchange or substitution hereof, irrespective of whether or not any notation thereof is made upon this Note or such other Notes.

         In case an Event of Default, as defined in the Agreement, shall have occurred and be continuing, the principal hereof may be declared, and upon such declaration shall become, due and payable, in the manner, with the effect and subject to the conditions provided in the Agreement.

         No reference herein to the Agreement and no provision of this Note or of the Agreement shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and premium, if any, and interest on this Note at the place, at the respective times, at the rate and in the coin or currency herein prescribed.

         This Note may be prepaid at the option of the Company as a whole, or from time to time in part, on any date prior to maturity, upon giving notice of such prepayment not less than 15 nor more than 60 days prior to the date fixed for prepayment to the holderHolder hereof, all as provided in the Agreement, provided that accrued interest to the date fixed for prepayment shall be also be paid together with such prepayment.

         Upon the occurrence of a Change of Control Event (as defined in the Agreement), the 50% Holders have the right, in the Agreement, to direct the Agent to require the Company to purchase all or a portion of the Notes in this manner, for the price and on the terms described in the Agreement. Such repurchase election shall be binding on all holdersHolders of Note as to their ratable share of the aggregate principal to be purchased.

         The Company shall, unless otherwise directed in writing by the Agent or 50% Holders, make all payments due hereunder to the Agent on behalf of the holdersHolders and shall be fully protected in doing so. In all respects, unless otherwise directed by 50% Holders, the Company may rely upon any action of the Agent as representing the action of the holdersHolders of the Notes.

         The Holder hereof, if it is a citizen or organized under the laws of any jurisdiction other than the United States of America or any political subdivision thereof, (i) represents to the Company that under applicable law and treaties no taxes will be required to be withheld by the Company with respect to any payments to be made to the holderHolder hereunder, (ii) has furnished to the Company either U.S. Internal Revenue Service Form 4224 or Form 1001 (wherein the holderHolder claims entitlement to complete exemption from United States federal withholding tax on all payments hereunder), (iii) will furnish the Company a new form 4224 or Form 1001, or similar statement or documents, upon the obsolescence of any previously delivered form and (iv) will comply from time to time with all applicable United States laws and regulations with respect to withholding tax exemption. No interest herein may be transferred to any person that is a citizen or organized under the laws of any jurisdiction other than the United States of America or any political subdivision thereof unless the transferee in writing represents to the Company and agrees to the provisions of this paragraph.





                       [The remainder of this page is blank intentionally.]

         IN WITNESS WHEREOF, RIVERSIDE GROUP, INC. has caused this Note to be signed in its name by its _____ President, its corporate seal to be imprinted hereon, and attested by its Secretary.






Dated:

RIVERSIDE GROUP, INC.


By:

Its
 President
[CORPORATE SEAL]
Attest:


                  Secretary

                          AMENDMENT TO LOAN AGREEMENT


         This Amendment to Loan Agreement ("Amendment") is entered into and effective as of this 20th day of May, 1999, by and among: (i) Imagine Investments, Inc., a Delaware corporation with a principal place of business in Dallas, Texas (the "Lender"), (ii) Buildscape, Inc., a Florida corporation with a principal place of business in Jacksonville, Florida (the "Borrower"), (iii) Riverside Group, Inc., a Florida corporation ("Riverside"), (iv) Cybermax, Inc., a Florida corporation ("Cybermax"), and (v) Cybermax Tech, Inc., a Florida corporation ("Cybermax Tech").

         Recitals:

         A. Pursuant to that certain Term Note given by Borrower in favor of Lender on March 12, 1999 ("Term Note"), and that certain Loan Agreement (the "Loan Agreement") dated as of March 12, 1999, among the parties to this Amendment, Lender made a loan to Borrower in the original face principal amount of $1,000,000 (the "Term Loan").

         B. Borrower has requested that Lender loan Borrower an additional One Million Dollars ($1,000,000) (the "Additional Loan") and increase the face principal amount of the Term Loan to a total face principal amount of Two Million Dollars ($2,000,000).

         C. In order to induce Lender to enter into this Amendment, without which inducement Lender would be unwilling to take such actions, and in consideration of the benefits they will receive therefrom, Riverside, Cybermax and Cybermax Tech are willing and desire to enter into this Amendment and reaffirm their respective guarantees of Borrower's obligations under the Loan Agreement.

         Agreement:

         Now, Therefore, the parties hereby agree as follows:

1. Definitions. Capitalized terms used this Amendment, to the extent not otherwise defined herein, shall have the same meanings as set forth in the Loan Agreement.

2. Modification of Defined Terms. The following words or terms in the Loan Agreement are hereby amended and restated as follows:

         2.1 Term Loan . The term, "Term Loan", shall hereinafter mean the aggregate loan made by Lender to Borrower in the amount of Two Million Dollars ($2,000,000).

         2.2 Term Note. The term, "Term Note", shall hereinafter mean the Amended and Restated Term Promissory Note made by Borrower in favor of Lender on even date herewith in the amount of Two Million Dollars ($2,000,000).

         2.3 Indebtedness. The term, "Indebtedness", shall hereinafter mean all sums and obligations owed under the Amended and Restated Term Promissory Note.

         2.4 Stock Option. Section 3.7 of, and Exhibit B to, the Loan Agreement is amended to reflect that in an Amendment to Option Agreement, of even date herewith, Cybermax Tech, owner of 100% of the issued and outstanding common capital stock of Borrower (the "Common Stock"), shall grant Lender the exclusive right and option to purchase an additional ten percent (10%) of the Common Stock upon the terms and conditions set forth in the Option Agreement, as amended. All references to ten percent (10%) in Section 3.7 and Exhibit B are hereby deleted and replaced with twenty percent (20%).

3. Disbursements. The additional loan made by Lender to Borrower pursuant to this Amendment shall be disbursed in two installments. Contemporaneously with the execution of this Amendment, Lender shall disburse Five Hundred Thousand Dollars ($500,000) of the Additional Loan proceeds to Borrower or on Borrower's behalf in the amounts and to the parties shown on Exhibit A attached hereto and made a part hereof by wire transfer. Lender's legal fees incurred in connection with this Amendment shall be paid from the disbursement of Five Hundred Thousand Dollars ($500,000) made contemporaneously herewith and shall be wired directly from Lender's banking accounts to Greenebaum, Doll & McDonald pllc.

         Lender shall make the second disbursement of Five Hundred Thousand Dollars ($500,000) upon receiving five (5) business days' written notice (the "Notice"). The Notice shall set forth (a) the date on which Borrower would like to receive the disbursed funds, (b) wiring instructions and (c) a statement that all representations, warranties and covenants set forth in the Loan Agreement (to the extent they are applicable) are true and correct in all material respects as if made on, and as of, the day the Notice is given by Borrower. The Notice shall be sent in the manner and to the addresses set forth in Section 9 of the Loan Agreement.

         The maximum amount to be disbursed under the Amended and Restated Term Promissory Note is Two Million Dollars ($2,000,000), the face principal amount of the Amended and Restated Term Promissory Note. Borrower hereby represents that to date, including the amount disbursed to Borrower and on Borrower's behalf on even date herewith, One Million Five Hundred Thousand Dollars ($1,500,000) has been disbursed under the Amended and Restated Term Promissory Note.

4. Fee. Borrower agrees to pay a fee to Lender in the amount of $10,000.00 for agreeing to make the Additional Loan and hereby instructs Lender to immediately pay such fee to Lender out of the proceeds of the Term Loan to be disbursed on even date herewith.

5.  Reaffirmation.  Except as amended hereby, the parties hereto hereby reaffirm
and confirm all of the terms and provisions of the  Loan  Agreement.   Borrower,

Cybermax, Cybermax Tech and Riverside hereby represent that, with the exception of those defaults waived in a letter dated April 1, 1999 from Cathe Gray, Senior Vice President of Riverside, to Lender and signed by Harry Carneal on behalf of Lender, all representations, warranties and covenants set forth in the Loan Agreement, as amended, (to the extent they are applicable) are true and correct in all material respects as if made on, and as of, the execution of this Amendment.

6.  Miscellaneous Provisions.

         6.1 Severability. In the event that any one or more of the provisions contained herein shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof, and this Amendment shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         6.2 Binding Agreement and Benefits. This Amendment shall bind the parties hereto and their respective successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

         6.3 Captions and Section Numbers. The captions and section numbers in this Amendment are inserted only as a matter of convenience and in no way define, limit, construe, or describe the scope or intent of such sections or in any way affect this Amendment.

         6.4 Modifications. This Amendment may be modified or amended only by written agreement executed by all of the parties hereto.

         6.5 Document Titles. The terms, "Loan Agreement" and "Term Note" as used therein, herein and elsewhere, shall mean the Loan Agreement and Amended and Restated Term Promissory Note, as amended.

         6.6   Counterparts.   This   Amendment   may  be  executed  in  several
counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.



                         [SIGNATURES ON FOLLOWING PAGE]

         In Witness Whereof, the parties have entered into this Amendment as of the date first written above.


                                Imagine Investments, Inc.

                                By:______________________

                                Title: __________________
                                         ("Lender")

                                Buildscape, Inc.

                                By: _____________________

                                Title:___________________
                                        ("Borrower")


                                Riverside Group, Inc.

                                By: _____________________

                                Title:___________________
                                        ("Riverside")

                                Cybermax, Inc.

                                By:______________________

                                Title:___________________
                                        ("Cybermax")

                                Cybermax Tech, Inc.

                                By:______________________

                                Title:___________________
                                      ("Cybermax Tech")

                   AMENDED AND RESTATED TERM PROMISSORY NOTE


$2,000,000.00                                               Louisville, Kentucky
                                                            May 20 , 1999


         For Value Received, and in substitution for, that certain Promissory Note dated March 12, 1999, in the original amount of One Million Dollars ($1,000,000) made by "Maker", nd payable to the order of "Payee", the undersigned, Buildscape, Inc., a Florida corporation with a principal office and place of business in Jacksonville, Florida ("Maker"), hereby promises nd agrees to pay to the order of Imagine Investments, Inc., a Delaware corporation, or to any older of this Term Note ("Payee"), the principal sum of TWO MILLION DOLLARS $2,000,000.00) or the aggregate principal amount advanced and which shall be outstanding under this Term Note, together with interest upon such principal balance at the rate provided below, in legal tender of the United States of America. The unpaid principal balance of, and all accrued interest on, this Term Note shall be due and payable in full on September 15, 1999, which date shall be the final maturity date of this Term Note. All payments under this Term Note shall be paid to Payee at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206, or to such other person or at such other place as may be designated in writing by Payee or any subsequent holder of this Term Note.

         1. Interest Rate. The principal balance of this Term Note shall bear interest at the rate of ten percent (10%) per annum. All interest on the principal balance of this Term Note shall be computed on the basis of the actual number of days elapsed over an assumed year of 360 days. All parties hereto hereby specifically agree that this Term Note has been delivered in the Commonwealth of Kentucky and that the laws of the Commonwealth of Kentucky shall govern this Term Note.

         2. Disbursements of Principal. Payee shall make disbursements of principal to Maker as set forth in that certain Loan Agreement, among Maker, Payee, Riverside Group, Inc. ("Riverside"), Cybermax, Inc. ("Cybermax"), and Cybermax Tech, Inc. ("Cybermax Tech"), dated March 12, 1999, and amended on even date herewith (the "Loan Agreement"). Riverside, Cybermax and Cybermax Tech are hereinafter collectively referred to as "Guarantors." This is not a revolving note, and amounts disbursed hereunder may not be paid down and subsequently reborrowed by Maker. All advances under this Term Note shall be recorded by appropriate entries into a ledger maintained by Payee and shall be prima facie evidence of the amount outstanding under this Term Note from time to time.

         3. Repayment of Principal and Payment of Interest Prepayment. The principal balance of this Term Note, together with all accrued interest thereon, shall be paid in full on the maturity date or earlier acceleration of this Term Note. This Term Note may be prepaid in whole or in part at any time and from time to time without penalty.

         4. Application of Payments. Payments made under this Term Note shall be applied, at the holder's sole option, first to any expenses or sums advanced by Payee or other amounts (other than principal and interest) payable to Payee in respect of and in accordance with the terms of this Term Note, the Loan Agree-ment or under the terms of any document or instrument securing the repayment of this Ter Note; second, to accrued but unpaid interest upon the principal balance of this Term Note and then to the principal balance of this Term Note.

         5. Overdue Payments; Default Rate. All overdue payments of principal or interest on this Term Note shall bear additional interest until paid in full at the rate per annum (calculated on the basis of an assumed year of 360 days as aforesaid) of five percent (5%) in excess of the rate otherwise payable under the terms of this Term Note or the highest rate allowed by applicable law, whichever is lower, and shall be due and payable on demand of the holder hereof. The collection of default rate interest shall not be deemed a waiver of an Event of Default.

         6. Security. This Term Note is secured by: (i) a pledge of all the capital stock of Cybermax pursuant to a Stock Pledge Agreement, dated March 12, 1999, and amended on even date herewith between Riverside and Payee, (ii) a pledge of all the capital stock of Maker pursuant to a Stock Pledge Agreement, dated March 12, 1999, and amended on even date herewith between Cybermax Tech and Payee, (iii) a pledge of all the capital stock of Cybermax Tech pursuant to a Stock Pledge Agreement, dated March 12, 1999, and amended on even date herewith between Cybermax and Payee, (iv) Riverside's guarantee as set forth in an Unconditional Guaranty Agreement, dated March 12, 1999, and amended on even date herewith, (v) Cybermax's guarantee as set forth in a Limited Guaranty Agreement, dated March 12, 1999, and amended on even date herewith, (vi) Cybermax Tech's guarantee as set forth in a Limited Guaranty Agreement, dated March 12, 1999, and amended on even date herewith, (vii) a security interest in Cybermax's intellectual property as set forth in a Security Agreement between Cybermax and Payee, dated March 12, 1999, and amended on even date herewith,
(viii) a security interest in Cybermax Tech's intellectual property as set forth in a Security Agreement between Cybermax Tech and Payee, dated March 12, 1999, and amended on even date herewith, and (ix) a security interest in all of Maker's assets as set forth in a Security Agreement between Maker and Payee, dated March 12, 1999, and amended on even date herewith. This Term Note has been issued pursuant to the Loan Agreement (such Loan Agreement and the foregoing Stock Pledge Agreements, Guaranty Agreements, and Security Agreements are hereinafter collectively referred to as the "Security Documents"), and is subject to all terms and conditions of the Loan Agreement and is entitled to all the benefits of the Security Documents.

         7. Events of Default. Each of the following events shall constitute an event of default under this Term Note, the occurrence of any of which shall entitle the holder hereof to declare the entire principal balance of this Term Note, together with all accrued interest and all other liabilities, indebtedness and obligations of Maker and/or Guarantors to Payee, whether now existing or hereafter created, to be immediately due and payable, and to take any and all action allowed Payee by law or equity, under the terms of this Term Note, under the terms of any of the Security Documents, and under the terms of any other agreements between Maker and/or Guarantors and Payee:

                  (a) The failure of Maker to make any payment of principal or interest provided for in this Term Note on the date upon which it is due; or

                  (b) The occurrence of an Event of Default under any Security Document.

         8. No Waiver, Cumulative Remedies. The failure of Payee to exercise any of its rights and remedies shall not constitute a waiver of the right to exercise them at that or any other time. All rights and remedies of Payee in the event of a default shall be cumulative to the greatest extent permitted by law.

         9. Expenses. If there is any default under this Term Note or any Security Document and this Term Note is placed in the hands of any attorney for collection or is collected through any court including any bankruptcy court, Maker promises and agrees to pay to Payee its attorneys' fees, court costs, and all other expenses incurred in collecting or attempting to collect or securing or attempting to secure this Term Note as provided by the laws of the Commonwealth of Kentucky, or any other state where the collateral or any part of it is situated. This section shall be deemed supplemental to, and not to be in substitution for, that section of any Security Document dealing with the reimbursement of expenses.

         10. Waivers. Maker waives (a) presentment, demand, notice of dishonor, protest, notice of protest and non-payment, and (b) all exemptions to which Maker may now or hereafter be entitled under the laws of the Commonwealth of Kentucky, of any other state, or of the United States, and agrees that Payee shall have the right (i) to grant Maker or any guarantor of this Term Note any extension of time for payment of this Term Note or any other indulgence or forbearance whatsoever, and (ii) to release any security for or guarantor of payment of this Term Note, without in any way affecting the liability of Maker under this Term Note or the Guarantors under the Security Documents, and without waiving any rights Payee may have under this Term Note or by virtue of the laws of the Commonwealth of Kentucky, or any other state of the United States.

         11. Time of Essence. Time is of the essence in the payment and performance of all of Maker's obligations under this Term Note, the Security Documents and all documents securing this Term Note or relating hereto.

         12. Venue and Jurisdiction. Maker further agrees that in the event of any litigation for collection of or relating to this note, jurisdiction and venue shall be proper and appropriate in any court sitting in Louisville or Jefferson County Kentucky, and Maker hereby consents to such jurisdiction and venue.

         13. Waiver of Jury Trial. MAKER VOLUNTARILY AND INTENTIONALLY WAIVES AND SHALL NOT ASSERT ANY RIGHT THAT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING FROM OR CONNECTED WITH THIS TERM NOTE, THE SECURITY DOCUMENTS OR ANY AGREEMENT MADE OR CONTEMPLATED TO BE MADE IN CONNECTION THEREWITH, OR ANY COURSE OF

DEALING, COURSE OF CONDUCT, STATEMENT OR ACTIONS OF ANY PARTY IN CONNECTION WITH THIS TERM NOTE.

         14. Limitation on Interest. It is the intention of the parties hereto to conform strictly to applicable usury laws. Accordingly, all agreements between Maker and Payee with respect to this Term Note and the Loan Documents, as defined in the Loan Agreement, are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Payee or charged by Payee for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If this loan would be usurious under applicable law, then, notwithstanding anything to the contrary in this Term Note or in the Loan Documents: (a) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under this Term Note or the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on this Term Note by the holder thereof, or, at Payee's option, refunded to Maker; and (b) if maturity is accelerated by reason of an election by Payee, or in the event of an prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, excess interest, if any provided for in this Note, the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance until payment in full so that the actual rate of interest is uniform through the term hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such excess interest shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on this Note, or, at Payee's option, refunded to Maker. The terms and provisions of this Section shall control and supersede every other provision of this Term Note and the Loan Documents. This Term Note is a contract made under and shall be construed in accordance with and governed by the laws of Kentucky, except that if at any time the laws of the United States America permit Payee to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of Kentucky (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Payee may contract for, take, reserve, charge or receive under this Note.

         15. Partial Invalidity. If any one or more of the provisions of this Term Note, or the applicability of any such provision to a specific situation, shall be held invalid or unenforceable, such provision shall be modified to the minimum extent necessary to make it or its application valid and enforceable, and the validity and enforceability of all other provisions of this Term Note and all other applications of any such provision shall not be affected thereby. In the event such provision(s) cannot be modified to make it or them enforceable, the invalidity or unenforceability of any such provision(s) of this Term Note shall not impair the validity or enforceability of any other provision of this Term Note.

         16. Binding Effect. This Term Note shall bind the successors and assigns of Maker and shall inure to the benefit of Payee and its successors and assigns. Maker shall not assign or allow the assumption of its rights and obligations hereunder without Payee's prior written consent.

         In Witness Whereof, the undersigned Maker has executed this Term Note as of the date first above written.


                                  Buildscape, Inc.

                                  By:      ______________________________

                                  Title:   ______________________________
                                                      ("Maker")

                       AMENDMENT TO STOCK OPTION AGREEMENT

         This Amendment to Stock Option Agreement ("Amendment") is entered into and effective as of this 20 day of May, 1999, by and among: (i) Cybermax Tech, Inc., a Florida corporation ("Cybermax Tech"), (ii) Buildscape, Inc., a Florida corporation ("Borrower"), and (iii) Imagine Investments, Inc., a Delaware corporation ("Lender").

         Recitals:

         A. Pursuant to that certain Loan Agreement (the "Loan Agreement") dated as of March 12, 1999 among Lender; Borrower; Cybermax Tech; Cybermax, Inc., a Florida corporation ("Cybermax"); and Riverside Group, Inc., a Florida corporation ("Riverside"), Lender made a loan to Borrower in the original face principal amount of $1,000,000 (the "Term Loan"), and Cybermax Tech, the owner of 100% (1,000 shares) of the common capital stock of Borrower (the "Common Stock"), granted Lender an option to purchase ten percent (10%) of the Common Stock, as more specifically set forth in that certain Stock Option Agreement between Cybermax Tech, Borrower and Lender, dated March 12, 1999 (the "Option Agreement").

         B. Borrower has requested that Lender loan Borrower an additional One Million Dollars ($1,000,000) and increase the face principal amount of the Term Loan to a total face principal amount of Two Million Dollars ($2,000,000).

         C. In recognition of the substantial benefit to Cybermax Tech of Borrower obtaining the additional loan from Lender, and to induce Lender to make the additional loan, Cybermax Tech is willing to amend the Option Agreement and to grant Lender an option to purchase 100 more shares of the Common Stock (the "Additional Shares"), for a total of 200 shares, pursuant to the terms and conditions of the Option Agreement.

     Agreement:

     Now, Therefore, Lender, Borrower and Cybermax Tech hereby agree as follows:

1. Definitions. Capitalized terms used this Amendment, to the extent not otherwise defined herein, shall have the same meanings as set forth in the Option Agreement.

2. Grant of Option. In consideration of the payment by Imagine to Cybermax Tech of the sum of $10,000.00, the receipt and sufficiency of which they hereby acknowledge, Cybermax Tech hereby grants to Imagine the exclusive right and option to purchase the Additional Shares. The Additional Shares shall be subject to the same terms and conditions set forth in the Option Agreement.

3. Modification of Defined Terms. The following words or terms in the Option Agreement are hereby amended and restated as follows:

         3.1 Note. The term, "Note", shall hereinafter mean the Amended and Restated Term Promissory Note made by Borrower in favor of Lender on even date herewith in the amount of Two Million Dollars ($2,000,000).

         3.2 Shares. The term, "Shares", shall hereinafter mean 200 shares of the issued and outstanding shares of common capital stock of Borrower owned by Cybermax Tech.

         3.3 Option Consideration. The term,"Option Consideration", shall here-inafter mean the sum of $20,000.

         3.4 Option. The term, "Option", shall hereinafter mean the exclusive right and option given by Cybermax Tech to Imagine to purchase the Shares (as defined as 200 shares of the issued and outstanding shares of common capital stock of Borrower owned by Cybermax Tech).

4. Section 1.5. Section 1.5 of the Option Agreement is hereby modified to reflect that the maximum funding amount under the Note is $2,000,000. Reference to $1,000,000 is hereby deleted.

5. Reaffirmation. Except as amended hereby, the parties hereby reaffirm and confirm all of the terms and provisions of the Option Agreement. Furthermore, Cybermax Tech and Buildscape hereby represent that all representations, warranties and covenants set forth in the Option Agreement, as amended, (to the extent they are applicable) are true and correct in all material respects as if made on, and as of, the execution of this Amendment.

6.  Miscellaneous Provisions.

         6.1 Severability. In the event that any one or more of the provisions contained herein shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof, and this Amendment shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         6.2 Binding Agreement and Benefits. This Amendment shall bind the parties hereto and their respective successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

         6.3 Captions and Section Numbers. The captions and section numbers in this Amendment are inserted only as a matter of convenience and in no way define, limit, construe, or describe the scope or intent of such sections or in any way affect this Amendment.

         6.4 Modifications. This Amendment may be modified or amended only by written agreement executed by all of the parties hereto.

         6.5 Document Titles. The term, "Loan Agreement", as used therein, herein and elsewhere, shall mean the Loan Agreement, as amended.

         6.6   Counterparts.   This   Amendment   may  be  executed  in  several
counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

                         [SIGNATURES ON FOLLOWING PAGE]

         In Witness Whereof, the parties have entered into this Amendment as of the date first written above.


                                  Cybermax Tech, Inc.

                                  By:    _____________________________

                                  Title: _____________________________

                                                  ("Cybermax Tech")


                                  Imagine Investments, Inc.

                                  By:   ______________________________

                                  Title:______________________________

                                                ("Lender")

                                  Buildscape, Inc.

                                  By:    ____________________________

                                  Title: ____________________________

                                                ("Borrower")

                                LOAN AGREEMENT








                                 August 12, 1999

                                TABLE OF CONTENTS

SECTION                                                                     PAGE





1.   The Loan..................................................................2
     1.1 Amount, Purpose and Interest..........................................2
     1.2 Disbursements.........................................................2
     1.3 Prepayment............................................................3
     1.4 Maturity Date.........................................................3
     1.5 Fee  3

2.   Security for the Indebtedness.............................................3
     2.1 Stock Pledge Agreement Pertaining to Cybermax Tech....................3
     2.2 Stock Pledge Agreement Pertaining to Riverside........................3
     2.3 Stock Pledge Agreement Pertaining to Cybermax.........................3
     2.4 Security Agreement Pertaining to Borrower.............................4
     2.5 Security Agreement Pertaining to Cybermax.............................4
     2.6 Security Agreement Pertaining to Cybermax Tech........................4
     2.7 Other Security........................................................4
     2.8 Guaranty 4

3.   Conditions Precedent......................................................4
     3.1 Resolutions and Approvals.............................................4
     3.2 Legal Opinion.........................................................5
     3.3 Loan Documents........................................................5
     3.4 Representations, Warranties and Covenants.............................5
     3.5 Consents of Third Parties.............................................5
     3.6 Corporate Matters.....................................................5
     3.7 Stock Option..........................................................5
     3.8 No Event of Default...................................................5

4.   Affirmative Covenants.....................................................5
     4.1 Money Obligations.....................................................6
     4.2 Financial Statements..................................................6
     4.3 Financial Records.....................................................7
     4.4 Existence and Licenses................................................8
     4.5 Notice................................................................8
     4.6 Agreements............................................................8
     4.7 Stock.................................................................8
     4.8 Compliance with Laws and Agreements...................................8
     4.9 Subordination.........................................................8
     4.10Payment of Note and Other Indebtedness................................9
     4.11Domain Names..........................................................9

5.   Negative Covenants........................................................9
     5.1 Material Adverse Changes..............................................9
     5.2 Minimum Tangible Net Worth...........................................10
     5.3 Advances, Repayment of Debts and Dividends...........................11
     5.4 Repurchase of Stock..................................................11
     5.5 Mergers, Sales and Transfers.........................................11
     5.6 Subsidiaries.........................................................11
     5.7 New Business.........................................................11
     5.8 Capital Contributions................................................11
     5.9 Prepayment of Other Debts............................................12
     5.10 Indebtedness........................................................12
     5.11 Loans...............................................................12

6.   Additional Agreements Regarding Stock....................................12

7.   Events of Default........................................................12
     7.1 Payments.............................................................12
     7.2 Defaults Under Loan Documents........................................12
     7.3 Covenants and Agreements.............................................12
     7.4 Failure to Pay Other Indebtedness....................................13
     7.5 Accuracy of Statements...............................................13
     7.6 Solvency and Other Matters...........................................13
     7.7 Cross Defaults.......................................................14
     7.8 Other Defaults.......................................................14

8.   Remedies Upon Default....................................................14
     8.1 Optional Acceleration................................................14
     8.2 Automatic Acceleration...............................................14
     8.3 Offsets..............................................................14
     8.4 Rights Under Security Instruments....................................15
     8.5 Rights Cumulative....................................................15

9.   Notices..................................................................15
     9.1 Giving of Notices....................................................15
     9.2 Time Notices Deemed Given............................................16

10.  Guaranty of Guarantors...................................................17

11.  Fees and Expenses........................................................17

12.  Miscellaneous Provisions.................................................17
     12.1  Construction.......................................................17
     12.2  Counterparts.......................................................17
     12.3  Entire Agreement...................................................17
     12.4  Further Assurances.................................................18
     12.5  Governing Law......................................................18
     12.6  Headings ..........................................................18
     12.7  Invalidity of Provisions; Severability.............................18
     12.8  Limitation on Interest.............................................18
     12.9  Binding Effect.....................................................19
     12.10 Modifications......................................................19
     12.11 Time of Essence....................................................19
     12.12 Waiver.............................................................19
     12.13 Interpretation.....................................................19
     12.14 Assignment.........................................................19
     12.15 Survival of Covenants, Agreements, Warranties and Representations..20

13.  Jury Trial Waiver........................................................20

EXHIBIT A - DISBURSEMENT SCHEDULE

EXHIBIT B - STOCK OPTION AGREEMENT

                                 LOAN AGREEMENT

     THIS LOAN AGREEMENT is entered into and effective as of the ___ day of August 1999, by and among: (i) IMAGINE INVESTMENTS, INC., a Delaware corporation with a principal place of business in Dallas, Texas (the "Lender"), (ii) BUILDSCAPE, INC., a Florida corporation with a principal place of business in Jacksonville, Florida (the "Borrower"), (iii) RIVERSIDE GROUP, INC., a Florida corporation ("Riverside"), (iv) CYBERMAX, INC., a Florida corporation ("Cybermax"), and (v) CYBERMAX TECH, INC., a Florida corporation ("Cybermax Tech"). Cybermax, Cybermax Tech and Riverside are hereinafter collectively referred to as "Guarantors".

     RECITALS:

     A. Pursuant to the following listed loan agreements and notes, Lender has loaned Borrower the sum of $2,656,907.00.



                                                      Date Made             Amount               Maturity
                                                      ---------             ------               --------


"First Loan"               "First Loan Agreement"   March 12, 1999       $1,000,000.00       September 15, 1999
                           and "Term Note"


                           Amendment to First       May 20, 1999         $1,000,000.00       September 15, 1999
                           Loan Agreement


"Second Loan"              "Second Loan             July 15, 1999        $336,907.00         Upon Demand
                           Agreement" and "First
                           Demand Note"



"Third Loan"               "Third Loan Agreement"   July 30, 1999        $320,000.00          Upon Demand
                           and "Second Demand
                           Note"



     C. Borrower has requested that Lender make a fourth loan to Borrower in the amount of One Million Three Hundred Fifty Thousand Dollars ($1,350,000.00) (the "Loan") for the purposes of paying off the outstanding principal balances of the Second and Third Loans, together with all interest accrued thereon, and to use the balance of the Loan to pay various obligations as and when the same are due and payable.

     E. In order to induce Lender to enter into this Loan Agreement and to extend the Loan, without which inducement Lender would be unwilling to take such actions, and in consideration of the benefits they will receive therefrom, Borrower, Riverside, Cybermax and Cybermax Tech are willing and desire to make the agreements as set forth herein.

     AGREEMENT:

     NOW, THEREFORE, the parties hereby agree as follows:

    1. THE LOAN. Subject to the terms and conditions contained herein, Lender hereby agrees to make the Loan to Borrower, in accordance with the following provisions:

        1.1 AMOUNT, PURPOSE AND INTEREST. The amount of the Loan shall be One Million Three Hundred Fifty Thousand Dollars ($1,350,000.00); however, upon the execution of this Loan Agreement and related documents and at any time thereafter, Lender shall only be obligated to fund One Million Dollars ($1,000,000.00) of the Loan. The remaining proceeds of the Loan may be disbursed at such later date, in Lender's sole discretion, as set forth in Section 1.2 below. The Loan is evidenced by and shall be payable and otherwise be made on the terms set forth in the Note made by Borrower to Lender of even date herewith (the "Note") and on the terms established in this Loan Agreement. All payments on the Note shall be made in immediately available funds at the principal office of Lender as specified in the Note or this Loan Agreement. The outstanding principal balance of the Note shall bear interest from the date hereof at the rate of ten percent (10%) per annum.

     The proceeds of the Loan shall be used by Borrower to pay the entire outstanding principal balances, and interest accrued thereon, of the First Demand Note and the Second Demand Note. Borrower hereby acknowledges that Lender has made demand of payment of the Second and Third Loans in accordance with the terms of the First and Second Demand Notes.

        1.2 DISBURSEMENTS. Contemporaneously with the execution of this Loan Agreement and the Note and the fulfillment of all conditions precedent to the disbursement of the proceeds of the Loan, Lender shall disburse One Million Dollars ($1,000,000.00) of the proceeds of the Loan (the "Initial Disbursement") to Borrower or on Borrower's behalf as set forth on EXHIBIT A, and Borrower shall pay down the entire outstanding balance, and interest accrued thereon, due under the First Demand Note and the Second Demand Note and retain the balance of the Initial Disbursement. In Lender's sole discretion, Lender, instead, may apply the Initial Disbursement to pay off the entire outstanding principal balances due under the First Demand Note and the Second Demand Note, together with all interest accrued thereon, and disburse to Borrower the remaining portion of the Initial Disbursement as set forth on EXHIBIT A. In either case, upon Borrower paying off all amounts due under the First and Second Demand Notes, the First and Second Demand Notes shall be deemed paid in full and canceled. This Loan is NOT a revolving loan, and amounts borrowed and repaid under the Note may not be reborrowed in whole or in part.

     If Borrower desires to borrow the remaining Three Hundred Fifty Thousand Dollars of the Loan, or any portion thereof, Borrower shall submit a written request to be received by Lender no later than on August 20, 1999, setting forth the amount which Borrower desires to borrow, up to the maximum amount of $350,000.00 (the "Request"). Lender shall respond to Borrower's Request no later than on August 23, 1999 stating whether Lender will loan to Borrower the amount set forth in the Request, or any portion thereof. If Lender agrees to fund and disburse an amount in excess of the Initial Disbursement pursuant to the Request, Lender shall disburse that amount to Borrower or on Borrower's behalf no later than on August 25, 1999. The Request shall be sent in the manner and to the address set forth in Section 9 herein and signed by an authorized officer of Borrower. Borrower understands that Lender is not obligated to disburse any amounts in excess of the Initial Disbursement.

     In accordance with Section 11 of this Agreement, legal fees in the amount of $7,500.00 incurred in connection with the preparation and documentation of this Loan and the Third Loan shall be paid from the Initial Disbursement to Lender's counsel, Greenebaum, Doll & McDonald, PLLC.

        1.3 PREPAYMENT. Any portion of the principal balance of the Note, or any accrued interest thereon, may be prepaid at any time, in whole or in part, without the written consent of Lender.

        1.4 MATURITY DATE. The maturity date of the Note, at which time all outstanding principal and accrued interest on the Note shall be due and payable in full, is September 15, 1999.

        1.5 FEE. Borrower agrees to pay a fee to Lender in the amount of $10,000.00 for agreeing to make this Loan and hereby instructs Lender to immediately pay such fee to Lender out of the proceeds of the Loan.

    2. SECURITY FOR THE INDEBTEDNESS. The Note, the Loan Agreement and all sums and obligations owed thereunder (collectively, the "Indebtedness"), are and shall be secured by a lien in certain property and the guaranty by certain parties, all as evidenced by the following: (all of the following are sometimes hereinafter collectively referred to as the "Security Instruments"; the Security Instruments, this Loan Agreement and the Note are sometimes hereinafter collectively referred to as the "Loan Documents"):

        2.1 STOCK PLEDGE AGREEMENT PERTAINING TO CYBERMAX TECH. That certain Stock Pledge Agreement between Cybermax Tech and Lender of even date herewith, pursuant to which Cybermax Tech pledges to Lender 100% of the capital stock of Borrower (the "Buildscape Stock") and delivers to Lender the original certificates of the Buildscape Stock, together with the appropriate blank stock powers, if not previously delivered to Lender.

        2.2 STOCK PLEDGE AGREEMENT PERTAINING TO RIVERSIDE. That certain Stock Pledge Agreement between Riverside and Lender of even date herewith, pursuant to which Riverside pledges 100% of the capital stock of Cybermax (the "Cybermax Stock") and delivers to Lender the original certificates of the Cybermax Stock, together with the appropriate blank stock powers, if not previously delivered to Lender.

        2.3 STOCK PLEDGE AGREEMENT PERTAINING TO CYBERMAX. That certain Stock Pledge Agreement between Cybermax and Lender of even date herewith, pursuant to which Cybermax pledges 100% of the capital stock of Cybermax Tech (the "Cybermax Tech Stock") and delivers to Lender the original certificates of the Cybermax Tech Stock, together with the appropriate blank stock powers, if not previously delivered to Lender.

        2.4 SECURITY AGREEMENT PERTAINING TO BORROWER. That certain Security Agreement between Borrower and Lender of even date herewith, pursuant to which Borrower pledges and grants Lender a security interest in, and assigns to Lender, all of Borrower's assets.

        2.5 SECURITY AGREEMENT PERTAINING TO CYBERMAX. That certain Security Agreement between Cybermax and Lender of even date herewith, pursuant to which Cybermax grants Lender a security interest in, and assigns to Lender all of Cybermax's web sites and domain names, Internet listing and numbers, trademarks, service marks, trade names, service names, royalty payments, patents, copyrights, licenses, licensing agreements and other rights in intellectual property, rights as lessee under any lease of real or personal property, literary rights, goodwill, applications, documentation, hardware, software, computer data files, books and records in whatever media (paper, electronic or otherwise), rights in applications for any of the foregoing, and anything used or useful in connection with all web sites and domain names owned or operated by Cybermax or any of its affiliates, regardless whether now existing or hereafter acquired or arising.

        2.6 SECURITY AGREEMENT PERTAINING TO CYBERMAX TECH. That certain Security Agreement between Cybermax Tech and Lender of even date herewith, pursuant to which Cybermax Tech grants Lender a security interest in, and assigns to Lender, all of Cybermax Tech's web sites and domain names, Internet listing and numbers, trademarks, service marks, trade names, service names, royalty payments, patents, copyrights, licenses, licensing agreements and other rights in intellectual property, rights as lessee under any lease of real or personal property, literary rights, goodwill, applications, documentation, hardware, software, computer data files, books and records in whatever media (paper, electronic or otherwise), rights in applications for any of the foregoing, and anything used or useful in connection with all web sites and domain names owned or operated by Cybermax Tech or any of its affiliates, regardless whether now existing or hereafter acquired or arising.

        2.7 OTHER SECURITY. Other security and instruments, if any, granted by Borrower and/or Guarantors to Lender, whether of even date herewith or hereafter or heretofore granted, to secure the Note and/or any other Indebtedness.

        2.8   GUARANTY.   The  guaranty  agreements  of  Guarantors  pursuant to
SECTION 10 hereunder.
----------


    3. CONDITIONS PRECEDENT. Lender's obligations under this Loan Agreement shall be subject to the fulfillment to Lender's satisfaction of each of the following conditions precedent, unless such condition or conditions shall be waived by Lender in writing, in the sole discretion of Lender:

        3.1 RESOLUTIONS AND APPROVALS. Borrower and Guarantors shall furnish certified copies of all consents, resolutions and approvals as may be required by Lender, evidencing approval of the execution of the Loan Documents, all in form and substance acceptable to Lender.

        3.2 LEGAL OPINION. Lender shall have received a favorable written opinion of counsel for Borrower and Guarantors (i.e. Holland & Knight), dated and effective as of the date on which the Loan Documents are executed and delivered, addressed to Lender and satisfactory in form and substance to Lender, with only such modifications, exceptions, assumptions and qualifications as shall be acceptable to Lender and its counsel.

        3.3 LOAN DOCUMENTS. All the Loan Documents, and such other documents or instruments as Lender may reasonably require, all in form and substance acceptable to Lender, shall have been duly executed and delivered to Lender, and, where appropriate, duly recorded in the proper public offices, and all of the Loan Documents shall be in full force and effect.

        3.4 REPRESENTATIONS, WARRANTIES AND COVENANTS. All representations and warranties of Borrower and Guarantors contained herein and in the other Loan Documents shall be true and correct on, and as of, the execution of this Agreement. Borrower and Guarantors shall be in compliance with all covenants contained in the Loan Documents.

        3.5 CONSENTS OF THIRD PARTIES. Such third party consents, estoppels or agreements as Lender may require, all of which shall be in form and content satisfactory to Lender in its sole discretion.

        3.6 CORPORATE MATTERS. Lender shall have been provided with true and correct copies of all articles of incorporation, by-laws and corporate minutes of Borrower and shall have been provided such further information as shall have been requested by Lender with regard to the business, properties, finances and operations of Borrower and Guarantors.

        3.7 STOCK OPTION. Borrower and Cybermax Tech shall have executed and delivered a Stock Option Agreement in favor of Lender, of even date herewith, a copy of which is attached hereto as EXHIBIT B and incorporated herein by reference (the "Option Agreement"), pursuant to which Cybermax Tech shall have granted Lender the exclusive right and option (the "Option") to purchase ten percent (10%) of the common capital stock of Borrower subject to the terms of the Option Agreement. This Option is in addition to the option to purchase twenty percent (20%) of the common capital stock of Borrower to which Lender is already entitled pursuant to that certain Stock Option Agreement between Borrower, Lender and Cybermax Tech dated as of March 12, 1999, and amended on May 20, 1999.

        3.8 NO EVENT OF DEFAULT. No "Event of Default" and no event which would constitute an Event of Default with the giving of notice, passage of time, or both (a "Possible Default") shall have occurred or shall occur after giving effect to the requested disbursement.

    4. AFFIRMATIVE COVENANTS. Borrower and Guarantors jointly and severally agree that until the principal of and all interest accrued on the Note and all the other Indebtedness shall have been paid in full and this Loan Agreement terminated, Borrower and Guarantors, as applicable, shall perform and observe all of the following terms and provisions:

        4.1 MONEY OBLIGATIONS. Borrower and Guarantors, to the extent provided in Guarantors' respective Guaranty Agreements, shall pay in full:

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

        4.2   FINANCIAL STATEMENTS.

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

               (F) Borrower shall furnish to Lender, prompt written notice of any condition or event which has resulted in or might result in:

                    (1) a material adverse change in the consolidated condition (financial or otherwise) or operations of Borrower or Guarantors; or

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

        4.3   FINANCIAL RECORDS.  Borrower and Guarantors, as applicable, shall:

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

        4.4 EXISTENCE AND LICENSES. Borrower shall preserve its corporate existence in good standing and will be and remain qualified to do business in good standing in all states in which it is required to be so qualified, and will maintain all permits, licenses and other similar matters necessary or appropriate for its business.

        4.5 NOTICE. Guarantors and Borrower shall notify Lender in writing, within no more than twenty-four (24) hours (and without the benefit of any grace period afforded in any provision of this Loan Agreement or any Security Instrument) after either of the Guarantors or Borrower or any of Borrower's officers or directors learns of any of the following:

               (A) the existence or occurrence of any Event of Default or Possible Default under this Loan Agreement, or any default under the Note or any of the Security Instruments;

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

        4.6 AGREEMENTS. Borrower shall comply timely with all its agreements and valid obligations to and with all parties, and shall not commit or permit to be committed any default thereunder.

        4.7 STOCK. Borrower, Cybermax and Cybermax Tech shall instruct their respective Secretaries and stock transfer agents not to issue any additional capital stock, warrants, options or rights with respect thereto or instruments convertible into their respective capital stock, and Borrower, Cybermax and Cybermax Tech shall not issue any additional capital stock, warrants, options or rights with respect thereto, or instruments convertible into their respective capital stock, unless the same is directly pledged and delivered to Lender as security for the Note pursuant to the Stock Pledge Agreements referred to in
SECTION 2 hereof.

        4.8 COMPLIANCE WITH LAWS AND AGREEMENTS. Borrower and Guarantors shall comply with the applicable statutes, regulations, ordinances and other laws applicable to their operations and activities.

        4.9 SUBORDINATION. Borrower and Guarantors hereby agree that all current and future debts of Borrower, with the exception of reimbursement for travel expenses incurred on behalf of Borrower, and/or any of its subsidiaries to any of Guarantors or any other stockholder or director of Borrower or any of their spouses, in laws, or blood relatives shall, and are hereby declared to be, fully subordinated to the prior repayment of all the Indebtedness, including the Note, and, no payments of principal or interest on such other debts shall be made, without the prior written consent of Lender, until the Indebtedness, including the Note, has been paid in full.

        4.10 PAYMENT OF NOTE AND OTHER INDEBTEDNESS. Borrower shall timely pay the Note and all the other Indebtedness in accordance with their respective terms. All payments on the Note and the other Indebtedness shall be made to Lender in immediately available funds at Lender's principal office on the date due by no later than 2:00 p.m. Lender's local time. Funds received by Lender after that time shall be deemed to be received by Lender on the following business day.

        4.11 DOMAIN NAMES. Borrower shall maintain its web sites, domain names, Internet listings and numbers, trademarks (including any applications therefor), applications, documentation, hardware, software, computer data files and anything used or useful in connection with its web sites and domain names (collectively the "Internet Property") owned or operated by Borrower or any of its affiliates (collectively, the "Internet Property") in good working condition, preserve its rights in all Internet Property and shall notify Lender upon the creation of any additional domain names, web sites, trademarks, trademark applications or other similar property. Immediately upon Lender's request and at Borrower's sole expense, Borrower shall execute and deliver to Lender such UCC-1 Financing Statements and assignments with the U.S. Patent and Trademark Office, and cooperate with Lender in taking any other actions or measures, which in Lender's sole discretion are necessary to perfect and/or continue perfected Lender's security interest in the Internet Property, whether now existing or hereafter acquired or arising.

    5. NEGATIVE COVENANTS. Borrower and Guarantors jointly and severally agree that, until the principal of and all interest on the Note and all the other Indebtedness shall have been paid in full and this Loan Agreement terminated, Borrower and Guarantors, as applicable, shall observe and comply with each of the following provisions:

        5.1 MATERIAL ADVERSE CHANGES. Borrower shall not permit a "material adverse change" (as hereinafter defined) to occur. A "material adverse change" shall be deemed to have occurred upon any of the following:

               (A) Any real estate of Riverside is sold for less than 90% of the amount shown on Riverside's Collateral Analysis Schedule, a copy of which has already been provided to Lender and shall be updated quarterly (the "Collateral Analysis Schedule"); or in the event there are no sales, future values (as reflected on any future Collateral Analysis Schedule or, if lower, appraisals secured as provided in SECTION 5.2 (b) below) of such real estate diminish more than 15% in the aggregate from their present value reflected on the initial Collateral Analysis Schedule.
               (B) The operating revenues and cash flows from Cybermax at the end of any fiscal quarter in 1999 (on a cumulative basis) is less than 90% of those recorded for the same period in 1998 or if the negative cash flow from Cybermax is more than $1,000,000 at any time during 1999.

               (C) If it becomes applicable, during fiscal year 2000 and 2001 of Cybermax, following approval of the executive committee (consisting of Harry Carneal, Robert Shaw and Wilson) (the "Executive Committee") of Cybermax's business plan, if on a cumulative basis, the gross profits of Cybermax are less than 75% of amounts projected in such business plan, or expenses are more than 10% above amounts projected in such business plan.

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

        5.2   MINIMUM TANGIBLE NET WORTH.   Borrower  and  Riverside  shall  not
permit Riverside to fail to meet the following test:

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

        5.3 ADVANCES, REPAYMENT OF DEBTS AND DIVIDENDS. Without the prior written consent of Lender, Borrower shall not make any advances or make any payment of principal or interest on any debt owed to Guarantors, and shall not pay any actual or constructive dividends in cash, stock or other property, and shall not make any other distributions whatsoever with respect to any of its capital stock, or set aside any funds for any of such purposes.

        5.4 REPURCHASE OF STOCK. Without the prior written consent of Lender, neither Borrower nor any of its subsidiaries nor any of the Guarantors shall purchase, acquire, redeem or retire any of Borrower's capital stock or rights with respect thereto, nor shall Borrower liquidate or dissolve or take any action with a view towards same.

        5.5 MERGERS, SALES AND TRANSFERS. Without the prior written consent of Lender, Borrower, Borrower's subsidiaries or Guarantors shall not:

               (A) Be or become a party to any consolidation, reorganization or merger;

               (B)    Sell all or substantially all of its assets;

               (C) Purchase all or a substantial part of the assets of any other
corporation,   partnership,   limited   liability   company  or  other  business
enterprise; or

               (D) Effect any change in its capital structure, or amend its Articles of Incorporation.

        5.6 SUBSIDIARIES. Without the prior written consent of Lender, neither Borrower nor any of Borrower's subsidiaries shall create any new subsidiaries or acquire any capital stock or other securities or interests in another corporation, limited liability company, entity, partnership, joint venture or business. Borrower shall not transfer, assign or lend any money or other property to any subsidiary or affiliate.

        5.7 NEW BUSINESS. Borrower shall not change materially the nature of its business in any manner.

        5.8 CAPITAL CONTRIBUTIONS. Without the prior written consent of Lender, neither Borrower nor any of its subsidiaries shall make any capital contribution to, or investment in, any subsidiary or purchase or commit to purchase any additional stock or securities of any kind from any subsidiary.

        5.9 PREPAYMENT OF OTHER DEBTS. Neither Borrower nor any of the Guarantors shall prepay prior to their respective presently existing maturities any debts or liabilities.

        5.10 INDEBTEDNESS. Without the prior written consent of Lender, neither Borrower nor any of its subsidiaries nor any of the Guarantors shall incur any indebtedness for borrowed money whatsoever or guaranty or become directly or contingently liable on any note or other evidence of indebtedness, letter of credit or contract of any kind, or enter any contract or agreement requiring it to make payments regardless of the performance by the other party or that has the effect of constituting a guaranty (and Borrower and Guarantors shall not make any guaranty for any affiliate), except only for trade payables incurred by Borrower or Guarantors in the ordinary course of business, and capital leases and equipment purchases of $100,000 or less in the aggregate per annum.

        5.11 LOANS. Neither Borrower nor any of its subsidiaries nor any of the Guarantors shall make any loans other than the creation of accounts receivable in the ordinary course of business, or advance any funds whatsoever, without the prior written consent of Lender.

    6. ADDITIONAL AGREEMENTS REGARDING STOCK. As additional security for the Loan, Borrower and Guarantors hereby assign to Lender all of the respective rights, titles and interests of Borrower and Guarantors under any and all registration rights and similar agreements with respect to the stock of Borrower, Cybermax and Cybermax Tech, to the extent Lender has from time to time foreclosed upon or otherwise acquired or thereafter does foreclose or otherwise acquire any of the stock of the Borrower.

    7. EVENTS OF DEFAULT. The occurrence of any or all of the following events constitute an "Event of Default" under this Loan Agreement:

        7.1 PAYMENTS. If any installment of principal or interest on any of the Indebtedness, including, but not limited to the Note, shall not be paid in full punctually when due and payable.

        7.2 DEFAULTS UNDER LOAN DOCUMENTS. If any default or Event of Default occurs under any Loan Document.

        7.3 COVENANTS AND AGREEMENTS. If Borrower or either of the Guarantors shall violate or fail to perform or observe any covenant, agreement, condition, representation, warranty, or other provision (other than as governed by SECTION
7.1 OR 7.2 hereof) contained or referred to in any of the Loan Documents and such failure or omission shall not have been fully corrected to the complete satisfaction of Lender within 15 days (or such shorter grace period as may be provided in the particular Loan Document for the particular default) after Lender has given written notice thereof to Borrower and Guarantors.

        7.4 FAILURE TO PAY OTHER INDEBTEDNESS. If Borrower or any of its subsidiaries shall fail to pay or perform any other obligation it may have or be subject to with respect to any party within any applicable grace period.

        7.5 ACCURACY OF STATEMENTS. If any representation or warranty or other statement of fact contained herein or in any of the Security Instruments or in any writing, certificate, report or statement at any time furnished by or for Borrower and/or Guarantors to Lender pursuant to or in connection with this Loan Agreement or otherwise in connection with the transactions contemplated hereby shall be false or misleading in any material respect or shall omit to state a material fact required to be stated therein in order to make the statements contained therein, in light of the circumstances under which made, not misleading, on the date as of which made, whether or not made with knowledge of same.

        7.6 SOLVENCY AND OTHER MATTERS. If Borrower or any of its subsidiaries or any of the Guarantors shall:

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

        7.7 CROSS DEFAULTS. If an event of default occurs under the First Loan Agreement, the Term Note or any related loan documents. Likewise, if any Event of Default occurs under this Loan Agreement or under the Note, then all sums due under the Term Note shall be immediately accelerated and shall become immediately due and payable to Lender.

        7.8   OTHER DEFAULTS.  If any of the following shall occur:

               (A) Any lien, garnishment, levy, attachment or encumbrance of any kind is placed against any property which serves as collateral for the Note;

               (B) The issuance of any tax lien or levy against Borrower or either of the Guarantors or any of its property or Borrower's or either of the Guarantors failure to pay, withhold, collect or remit any tax when assessed or due;

               (C) There shall hereafter occur any material and adverse change in the business operations and condition, financial or otherwise, of Borrower or either of the Guarantors or in the value of the collateral securing payment of the Note; and

               (D) If a final judgment or judgments for the payment of money in the aggregate in excess of $10,000.00 shall be rendered against Borrower or any of the Guarantors and such judgment(s) shall remain unsatisfied or unstayed for a period of thirty (30) days.

    8.  REMEDIES  UPON  DEFAULT.   Notwithstanding  any  contrary  provision  or
inference herein or elsewhere Lender shall have the following rights and remedies:

        8.1 OPTIONAL ACCELERATION. If any Event of Default referred to in SECTIONS 7.1 through 7.7 hereof shall occur, Lender, in its absolute discretion, without further notice to the Borrower or either of the Guarantors, may declare all or any of the Indebtedness, including, but not limited to, the Note, to be, whereupon the same shall be, accelerated and immediately due and payable in full, all without any presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by Borrower and Guarantors.

        8.2  AUTOMATIC  ACCELERATION.  If any Event of  Default  referred  to in
SECTION 7.8 hereof shall occur, all of the Indebtedness, including the Note, shall thereupon become accelerated and immediately due and payable in full, all without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by Borrower and Guarantors.

        8.3 OFFSETS. If any Event of Default or Possible Default shall occur or begin to exist, Lender shall have the right then, or at any time thereafter, to set off against, and to appropriate and apply toward the payment of the Indebtedness (in such order as Lender may select in its sole discretion), including but not limited to the indebtedness evidenced by the Note, whether or not such indebtedness shall then have matured or be due and payable and whether or not Lender has declared the Note and/or other Indebtedness to be in default and immediately due, any and all deposit balances and other sums and indebtedness and other property then held or owed by the Lender to or for the credit or account of Borrower and/or Guarantors, and in and on all of which Borrower and Guarantors hereby grant Lender a first security interest and lien to secure all the Indebtedness, all without notice to or demand upon Borrower or Guarantors all such notices and demands being hereby expressly waived.

        8.4 RIGHTS UNDER SECURITY INSTRUMENTS. If any Event of Default shall occur, Lender shall also have all rights and remedies granted it under any and all of the Security Instruments or other Loan Documents securing or intended to secure the Indebtedness.

        8.5 RIGHTS CUMULATIVE. All of the rights and remedies of Lender upon occurrence of an Event of Default or Possible Default hereunder shall be cumulative to the greatest extent permitted by law and shall be in addition to all those rights and remedies afforded Lender at law or equity.

    9.   NOTICES.

        9.1 GIVING OF NOTICES. All notices, requests, consents, approvals, waivers, demands and other communications hereunder (collectively, "Notices") shall be deemed to have been given if in writing and (1) personally delivered against a written receipt, or (2) sent by confirmed telephonic facsimile, or (3) delivered to a reputable express messenger service (such as Federal Express, DHL Courier and United Parcel Service) for overnight delivery, addressed as follows (or to such other address as a party shall have given Notice to the other):

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
                        Fax: (904) 358-2199

                        Cybermax, Inc.
                        7800 Belfort Parkway, Suite 100
                        Jacksonville, Florida  32256
                        Attn:  Cathe Gray
                        Telephone:  (904) 281-2200
                        Fax (904) 296-0584

                        Cybermax Tech, Inc.
                        7800 Belfort Parkway, Suite 100
                        Jacksonville, Florida  32256
                        Attn:  Cathe Gray
                        Telephone:  (904) 281-2200
                        Fax (904) 296-0584

        9.2 TIME NOTICES DEEMED GIVEN. All Notices shall be effective upon being properly personally delivered, or upon confirmation of a telephonic facsimile, or upon the delivery to a reputable express messenger service. The period in which a response to any such notice must be given shall commence to run from the date on the receipt of a personally delivered notice, or the date of confirmation of a telephonic facsimile or two days following the proper delivery of the Notice to a reputable express messenger service, as the case may be.

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

   11. FEES AND EXPENSES. Borrower and Guarantors agree that they shall be responsible for and shall pay Lender's expenses incurred in negotiating and effecting the Loan and the Loan Documents, including Lender's attorneys' fees which, Borrower hereby agrees to have paid out of the Initial Disbursement and wired to Greenebaum Doll & McDonald, PLLC.

         Further, in the event of any default under this Loan Agreement, the Note or any of the Security Instruments or any related instruments, Borrower and Guarantors will pay to Lender, to the extent allowable by applicable law, such further amounts as shall be sufficient to reimburse fully the Lender for all of its costs and expenses of enforcing its rights and remedies under this Loan Agreement, the Note and the Security Instruments, and in protecting or preserving any security for the Indebtedness including without limitation, Lender's reasonable attorneys', appraisers' and accountants' fees, court costs, security costs and maintenance costs, and the same shall be deemed evidenced by the Note and secured by all the Security Instruments. All obligations provided for in this Section shall survive termination or cancellation of this Loan Agreement for any reason whatsoever.

   12. MISCELLANEOUS PROVISIONS. This Loan Agreement shall be subject to the following miscellaneous provisions:

       12.1 CONSTRUCTION. The parties have participated jointly in the negotiation and drafting of this Loan Agreement. In the event an ambiguity or question of intent or interpretation arises, this Loan Agreement shall be construed as if drafted jointly by the parties and no presumption of burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Loan Agreement. Unless the context clearly states otherwise, the use of the singular or plural in this Loan Agreement shall include the other and the use of any gender shall include all others. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Loan Agreement. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

       12.2 COUNTERPARTS. This Loan Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original copy of this Loan Agreement and all of which, when taken together, shall be deemed to constitute one and the same agreement.

       12.3 ENTIRE AGREEMENT. This Loan Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter herein contained, and supersedes all prior agreements, correspondence, arrangements and understandings relating to the subject matter hereof.

       12.4 FURTHER ASSURANCES. Borrower and Guarantors agree (a) to furnish upon Lender's request such further information, (b) to execute and deliver such other documents, and (c) to do such other acts and things, all as Lender may reasonably request for the purpose of carrying out the intent of this Loan Agreement and the documents referred to in this Loan Agreement.

       12.5 GOVERNING LAW. This Loan Agreement and all other Loan Documents are executed and delivered in, and shall be governed by the laws of, the Commonwealth of Kentucky, without giving effect to any conflict of law rule or principle that might require the application of the laws of another jurisdiction.

       12.6 HEADINGS. The headings in this Loan Agreement are included for purposes of convenience only and shall not be considered a part of this Loan Agreement in construing or interpreting any provision hereof.

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

       12.8 LIMITATION ON INTEREST. It is the intention of the parties hereto to conform strictly to applicable usury laws. Accordingly, all agreements between Borrower and Lender with respect to the Note and the Loan Documents are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Lender or charged by Lender for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If the Loan would be usurious under applicable law, then, notwithstanding anything to the contrary in the Note or in the Loan Documents: (a) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under the Note or the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on the Note by the holder thereof or, at Lender's option, refunded to Borrower; and (b) if maturity is accelerated by reason of an election by Lender, or in the event of an prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, excess interest, if any provided for in the Note, the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance until payment in full so that the actual rate of interest is uniform through the term hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such excess interest shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on the Note or, at Lender's option, refunded to Borrower. The terms and provisions of this Section shall control and supersede every other provision of the Note and Loan Documents. The Note is a contract made under and shall be construed in accordance with and governed by the laws of Kentucky, except that if at any time the laws of the United States America permit Lender to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of Kentucky (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Lender may contract for, take, reserve, charge or receive under the Note.

       12.9 BINDING EFFECT. The provisions of this Loan Agreement shall bind and benefit Borrower, Guarantor and Lender and their respective successors, heirs, personal representatives and assigns, including each subsequent holder, if any, of the Note or any other Indebtedness.

       12.10 MODIFICATIONS. This Loan Agreement may be modified only in writing executed by Lender and Borrower, and Guarantors shall automatically be bound by all such modifications even though one or both of the Guarantors does not join therein or consent thereto, Guarantors hereby agreeing that Borrower's execution thereof shall be irrevocably and conclusively deemed Guarantors' consent thereto as Guarantors' irrevocable attorney-in-fact, even though it does not so state.

       12.11 TIME OF ESSENCE. Time is of the essence in the performance by Borrower and Guarantors of all the obligations set forth in this Loan Agreement and in all of the other Loan Documents.

       12.12 WAIVER. The rights and remedies of Lender hereunder are cumulative and not alternative. Neither the failure nor any delay by Lender in exercising any right, power, or privilege under this Loan Agreement or the documents referred to in this Loan Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. Each such right, power, remedy or privilege may be exercised by Lender, either independently or concurrently with others, and as often and in such order as Lender may deem expedient. To the maximum extent permitted by applicable law, no waiver that may be given by a party will be applicable except in the specific instance for which it is given. No waiver or consent granted by Lender with respect to this Loan Agreement, the Indebtedness or any Security Instrument or related writing shall be binding upon Lender, unless specifically granted in writing by a duly authorized officer of Lender, which writing shall be strictly construed.

       12.13 INTERPRETATION. The parties hereto hereby agree that this Loan Agreement shall be so interpreted to give effect and validity to all the provisions hereof to the fullest extent permitted by law.

       12.14 ASSIGNMENT. Neither the Borrower nor either of the Guarantors may assign any of their rights under the Loan Agreement or any of the Loan Documents to any other party. Lender may assign its rights and obligations under this Loan Agreement and the other Loan Documents, in whole or in part, without the need for consent from Borrower or either of the Guarantors, and such assignee shall be entitled to the benefits of Lender's rights hereunder.

       12.15 SURVIVAL OF COVENANTS, AGREEMENTS, WARRANTIES AND REPRESENTATIONS. All covenants, agreements, warranties and representations made by Borrower and Guarantor herein shall survive the making of the Loan and delivery of the Note, this Loan Agreement and any and all Security Instruments for the Note and other Indebtedness, and shall be deemed to be continuing covenants, agreements, representations and warranties at all times while any portion of the Indebtedness, including the Note, remains unpaid.

   13. JURY TRIAL WAIVER. BORROWER AND GUARANTORS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER OF THEM MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION OR ANY OTHER PROCEEDING BASED ON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS LOAN AGREEMENT OR ANY OTHER LOAN DOCUMENT OR OUT OF ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER WRITTEN OR
ORAL) OR ACTIONS OF THE BORROWER, GUARANTORS OR LENDER.

                         [SIGNATURES ON FOLLOWING PAGE]

     IN WITNESS WHEREOF, the parties have entered into this Loan Agreement as of the date first written above.


                                  IMAGINE INVESTMENTS, INC.

                                   By:  ________________________

                                   Title:_______________________
                                                 ("Lender")


                                  BUILDSCAPE, INC.

                                  By:  _________________________

                                  Title:________________________
                                                 ("Borrower")


                                  RIVERSIDE GROUP, INC.

                                  By: __________________________

                                  Title:________________________
                                                 ("Guarantor")


                                  CYBERMAX, INC.

                                  By:  _________________________

                                  Title: _______________________
                                                 ("Guarantor")


                                  CYBERMAX TECH, INC.

                                  By:  _________________________

                                  Title: _______________________
                                                 (Guarantor")

                          PROMISSORY NOTE


$1,350,000.00                                               LOUISVILLE, KENTUCKY
                                                                 AUGUST 12, 1999


         FOR VALUE RECEIVED, the undersigned, BUILDSCAPE, INC., a Florida corporation with a principal office and place of business in Jacksonville, Florida ("Maker"), hereby promises and agrees to pay to the order of IMAGINE INVESTMENTS, INC., a Delaware corporation, or to any holder of this Note ("Payee"), the principal sum of ONE MILLION THREE HUNDRED FIFTY THOUSAND DOLLARS ($1,350,000.00), or the aggregate principal amount advanced and which shall be outstanding under this Note, together with interest upon such principal balance at the rate provided below, in legal tender of the United States of America. The unpaid principal balance of, and all accrued interest on, this Note shall be due and payable in full on September 15, 1999, which is the maturity date of this Note (the "Maturity Date"). All payments under this Note shall be paid to Payee at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206, or to such other person or at such other place as may be designated in writing by Payee or any subsequent holder of this Note.

         1. INTEREST RATE. The principal balance of this Note shall bear interest at the rate of ten percent (10%) per annum. All interest on the principal balance of this Note shall be computed on the basis of the actual number of days elapsed over an assumed year of 360 days. All parties hereto hereby specifically agree that the laws of the Commonwealth of Kentucky shall govern this Note.

         2. REPAYMENT OF PRINCIPAL AND PAYMENT OF INTEREST PREPAYMENT. The principal balance of this Note, together with all accrued interest thereon, shall be paid in full on the Maturity Date or earlier acceleration of this Note. This Note may be prepaid in whole or in part at any time and from time to time without penalty.

         3. APPLICATION OF PAYMENTS. Payments made under this Note shall be applied, at the holder's sole option, first to any expenses or sums advanced by Payee or other amounts (other than principal and interest) payable to Payee in respect of and in accordance with the terms of this Note, the Loan Agreement or under the terms of any document or instrument securing the repayment of this Note; second, to accrued but unpaid interest upon the principal balance of this Note and then to the principal balance of this Note.

         4. OVERDUE PAYMENTS; DEFAULT RATE. All overdue payments of principal or interest on this Note shall bear additional interest until paid in full at the rate per annum (calculated on the basis of an assumed year of 360 days as aforesaid) of five percent (5%) in excess of the rate otherwise payable under the demands of this Note or the highest rate allowed by applicable law, whichever is lower, and shall be due and payable on demand of the holder hereof. The collection of default rate interest shall not be deemed a waiver of an Event of Default.

         5. SECURITY. This Note is secured by a pledge or grant of a security interest in the following: (i) all the capital stock of Cybermax, Inc. ("Cybermax") pursuant to that certain Stock Pledge Agreement, dated as of even date herewith, between Riverside Group, Inc. ("Riverside") and Payee, (ii) all the capital stock of Maker pursuant to that certain Stock Pledge Agreement, dated as of even date herewith between Cybermax Tech, Inc. ("Cybermax Tech") and Payee, (iii) all the capital stock of Cybermax Tech pursuant to that Stock
Pledge  Agreement,  dated as of even date herewith  between  Cybermax and Payee,
(iv) Cybermax's intellectual property as set forth in that certain Security Agreement between Cybermax and Payee, dated as of even date herewith, (v) Cybermax Tech's intellectual property as set forth in that certain Security Agreement between Cybermax Tech and Payee, dated as of even date herewith, and
(vi) all of Maker's assets as set forth in that certain Security Agreement between Maker and Payee, dated as of even date herewith. This Note is further secured by the following: (i) Riverside's guarantee as set forth in that certain Unconditional Guaranty Agreement, dated on even date herewith, (ii) Cybermax's guarantee as set forth in that certain Unconditional Guaranty Agreement, dated on even date herewith, (iii) Cybermax Tech's guarantee as set forth in that certain Unconditional Guaranty Agreement, dated on even date herewith. This Note has been issued pursuant to the Loan Agreement among Maker, Payee, Riverside, Cybermax, and Cybermax Tech, dated on even date herewith (the "Loan Agreement") (such Loan Agreement and the foregoing Stock Pledge Agreements, Guaranty Agreements, and Security Agreements, as amended, are hereinafter collectively referred to as the "Security Documents"), and is subject to all terms and conditions of the Loan Agreement and is entitled to all the benefits of the Security Documents.

         6. EVENTS OF DEFAULT. Each of the following events shall constitute an event of default under this Note, the occurrence of any of which shall entitle the holder hereof to declare the entire principal balance of this Note, together with all accrued interest and all other liabilities, indebtedness and obligations of Maker and/or Guarantors to Payee, whether now existing or hereafter created, to be immediately due and payable, and to take any and all action allowed Payee, under this Note, under the Security Documents, and under any other agreements between Maker and/or Guarantors and Payee or as allowed by applicable law or equity:

         (a) The failure of Maker to make any payment of principal or interest provided for in this Note on the date upon which it is due;

         (b) The occurrence of an Event of Default under any Security Document;

         (c) The occurrence of an Event of Default under the Loan Agreement among Maker, Payee, Cybermax, Cybermax Tech and Riverside, dated as of March 12, 1999, and amended as of May 20, 1999, (the "First Loan Agreement"), or under the Term Note, dated as of March 12, 1999, and amended as of May 20, 1999, (the "Term Note") and security documents related thereto.

         7. CROSS DEFAULT; ACCELERATION. If Maker fails to make any payment of principal or interest provided for in this Note on the date upon which it is due or otherwise defaults under this Note or related loan documents, all sums and amounts due under the First Loan

Agreement, the Term Note and all related security documents shall be immediately accelerated and shall become immediately due and payable to Payee.

         8. NO WAIVER, CUMULATIVE REMEDIES. The failure of Payee to exercise any of its rights and remedies shall not constitute a waiver of the right to exercise them at that or any other time. All rights and remedies of Payee in the event of a default shall be cumulative to the greatest extent permitted by law.

         9. EXPENSES. If there is any default under this Note or any Security Document and this Note is placed in the hands of any attorney for collection or is collected through any court including any bankruptcy court, Maker promises and agrees to pay to Payee its attorneys' fees, court costs, and all other expenses incurred in collecting or attempting to collect or securing or attempting to secure this Note as provided by the laws of the Commonwealth of Kentucky, or any other state where the collateral or any part of it is situated. This section shall be deemed supplemental to, and not to be in substitution for, that section of any Security Document dealing with the reimbursement of expenses. Further, Maker agrees to pay all of Payee's legal fees and expenses in connection with the making and documentation of the loan evidenced by this Note.

         10. WAIVERS. Maker waives (a) presentment, demand, notice of dishonor, protest, notice of protest and non-payment, and (b) all exemptions to which Maker may now or hereafter be entitled under the laws of the Commonwealth of Kentucky, of any other state, or of the United States, and agrees that Payee shall have the right (i) to grant Maker or any guarantor of this Note any extension of time for payment of this Note or any other indulgence or forbearance whatso ever, and (ii) to release any security for or guarantor of payment of this Note, without in any way affecting the liability of Maker under this Note or the Guarantors under the Security Documents, and without waiving any rights Payee may have under this Note or by virtue of the laws of the Commonwealth of Kentucky, or any other state of the United States.

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

         14. LIMITATION ON INTEREST. It is the intention of the parties hereto to conform strictly to applicable usury laws. Accordingly, all agreements between Maker and Payee with respect to this Note and the Loan Documents, as defined in the Loan Agreement, are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Payee or charged by Payee for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If this loan would be usurious under applicable law, then, notwithstanding anything to the contrary in this Note or in the Loan
Documents: (a) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under this Note or the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on this Note by the holder thereof, or, at Payee's option, refunded to Maker; and (b) if maturity is accelerated by reason of an election by Payee, or in the event of an prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, excess interest, if any provided for in this Note, the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance until payment in full so that the actual rate of interest is uniform through the terms hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such excess interest shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on this Note, or, at Payee's option, refunded to Maker. The terms and provisions of this Section shall control and supersede every other provision of this Note and the Loan Documents. This Note is a contract made under and shall be construed in accordance with and governed by the laws of Kentucky, except that if at any time the laws of the United States America permit Payee to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of Kentucky (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Payee may contract for, take, reserve, charge or receive under this Note.

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

                                           [SIGNATURE ON FOLLOWING PAGE]

         IN WITNESS WHEREOF, the undersigned Maker has executed this Note as of the date first above written.

                                       BUILDSCAPE, INC.

                                       By:      ______________________________

                                       Title:   ______________________________
                                                            ("Maker")

                       STOCK OPTION AGREEMENT

         THIS STOCK OPTION AGREEMENT ("Agreement") is made and entered into as of August 12, 1999, by and among: (i) CYBERMAX TECH, INC., a Florida corporation, ("Cybermax Tech"), (ii) IMAGINE INVESTMENTS, INC., a Delaware corporation with its principal office and place of business in Dallas, Texas ("Imagine"), and (iii) BUILDSCAPE, INC., a Florida corporation ("Buildscape").

     RECITALS:

     A. Cybermax Tech owns one hundred percent (100%), consisting of 1,000 shares, of the outstanding common stock of Buildscape (the "Common Stock").

     B. Pursuant to that certain Stock Option Agreement by and between the parties hereto, dated as of March 12, 1999, and amended on May 20, 1999, Cybermax Tech granted Imagine the option to purchase 200 shares of the Common Stock.

     C. In connection with the note executed by Buildscape on even date herewith in favor of Imagine in the amount of $1,350,000.00 (the "Note"), Cybermax Tech is willing to grant to Imagine another option to purchase an ADDITIONAL 100 shares of the Common Stock (the "Shares"), and Imagine desires to acquire such option from Cybermax Tech, upon the terms and provisions set forth herein.

     AGREEMENT:

     NOW, THEREFORE, the parties hereby agree as follows:

1.  OPTION.

     1.1 GRANT OF OPTION. In consideration of the payment by Imagine to Cybermax Tech of the sum of $10,000, the receipt and sufficiency of which they hereby acknowledge (the "Option Consideration"), Cybermax Tech hereby grants to Imagine the exclusive right and option to purchase the Shares (the "Option").

     1.2 PURCHASE PRICE. The purchase price for each share shall be determined as follows (the "Option Price"):

              (A) If a third party not affiliated or related to Buildscape or Cybermax Tech, including but not limited to a venture capital concern ("Third Party"), invests an amount in excess of $1,000,000 (a "Third Party Investment") in exchange for Common Stock or securities, warrants, options or other rights convertible into Common Stock ("Convertible Securities") at any time after the execution of this Agreement but prior to, or on, September 14, 1999 (the "Valuation Period"), the Option Price shall be eighty percent (80%) of the price paid per share of the Common Stock (or in the case of Convertible Securities, the price of the Convertible Security divided by the number of shares of Common Stock into which it may be converted), by Third

Party, or if during the Valuation Period, Third Party acquires an option, warrant or any other right (a "Third Party Option") to purchase Common Stock, the Option Price shall be eighty percent (80%) of the price to be paid per share by Third Party pursuant to the Third Party Option. Imagine shall be entitled to have its Option Price calculated using the lowest per share purchase price paid by a Third Party, or to be paid for a Third Party Option.

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

     1.3  OPTION TERM.

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

     1.4  MANNER OF EXERCISE.

              (A) Imagine may exercise the Option as to any or all of the Shares at any time during the Option Term by delivery of written notice of such exercise ("Notice of Exercise") to Cybermax Tech, setting forth the number of Shares to be purchased pursuant to exercise of the Option and the date for the closing of the transfer of the Shares which date shall not be more than 30 days following the date Notice of Exercise is delivered, unless mutually agreed otherwise (the "Closing Date"). On the Closing Date, Imagine shall deliver to Cybermax Tech a certified or cashier's check payable to Cybermax Tech or wire immediately available funds in an amount equal to (i) the Option Price, MULTIPLIED BY (ii) the total number of Shares then being purchased by Imagine pursuant to exercise of the Option; provided, however, if the Note has not then been paid in full, Imagine may elect, but shall have no obligation, to pay for all or a portion of the Shares purchased pursuant to this Agreement by assigning the Note without recourse to Cybermax Tech, and Cybermax Tech agrees to credit such assignment of amounts due and outstanding under the Note towards the purchase price paid for the Shares, without discount or reduction.

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

     1.5 OPTION PROPORTIONATE TO FUNDING. If Imagine disburses to, or on behalf of, Buildscape less than the maximum funding amount of $1,350,000.00 set forth in the Note, the number of shares subject to Imagine's Option under this Agreement shall be proportionately reduced to reflect the actual amounts disbursed under the Note.

2. FURTHER ASSURANCES. Each party shall execute such additional documents and take such other actions as the other party shall reasonably request to consummate the transactions contemplated hereby and otherwise as may be necessary to effectively carry out the terms and provisions of this Agreement.

3. REPRESENTATIONS AND WARRANTIES. Cybermax Tech and Buildscape hereby represent and warrant to Imagine that (i) both Cybermax Tech and Buildscape have full power and authority to execute and deliver this Agreement and to consummate their respective transactions contemplated hereby in accordance with the terms hereof, (ii) the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized, (iii) Cybermax Tech owns 1000 shares of the Common Stock, which constitutes 100% of the issued and outstanding capital stock of Buildscape, (iv) Cybermax Tech is the sole legal and beneficial owner of the Shares, and the Shares are free and clear of all liens, claims, encum brances, charges and restrictions of any nature whatsoever (except for liens or interests in favor of Imagine), (v) the execution and delivery of this Agreement and the sale of the Shares to Imagine pursuant to the provisions hereof will not breach or constitute a default under any contract or agreement to which either Cybermax Tech or Buildscape is a party, (vi) this Agreement constitutes the valid and binding obligations of each of Cybermax Tech and Buildscape, enforceable against them in accordance with its terms. The foregoing representations and warranties of Cybermax Tech and Buildscape shall survive the execution of this Agreement.

4.  COVENANTS.

     4.1 REPAYMENT OF NOTE. Notwithstanding anything to contrary contained in the Note, in the event of a Third Party Closing, Buildscape shall repay the Note at such Third Party Closing.

     4.2 APPOINTMENT OF DIRECTORS. During the Option Term and thereafter for so long as Imagine owns any Common Stock or holds any interest in Buildscape, Cybermax Tech or Cybermax, Inc. ("Cybermax"), the Board of Directors of each of Buildscape, Cybermax and Cybermax Tech shall each consist of at least one director appointed by Imagine.

     4.3  NEGATIVE COVENANTS; SHAREHOLDERS' AGREEMENT.

              (A) During the Option Term and thereafter, if Imagine exercises the Option and purchases any Shares, for so long as Imagine owns any Common Stock, Buildscape shall not and Cybermax Tech shall not allow Buildscape to

                  (i) issue or grant any additional capital stock or other equity securities of any kind or options, subscription rights, warrants or other instruments with respect thereto or any other instruments convertible into shares of its capital stock, or sell or issue any treasury stock, unless such issuance or grant is (A) in favor of a Third Party and Buildscape receives full and fair market value for the interest being sold, conveyed or exchanged, or (B) made for the purpose of an employee stock ownership plan or similar plan and the issuance is unanimously approved by Buildscape's Board of Directors; or

                  (ii)  declare  any  stock  dividend  or  stock  split  without
                  Imagine's written consent, provided that if Imagine so consents, the number of Shares subject to the Option shall be increased to reflect the change in the total capitalization of Buildscape.

     The  covenants   contained  in  this  Section   4.3(a)  shall  survive  the
termination of this Agreement, the Option Term and the purchase of the Shares by Imagine.

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

6.  MISCELLANEOUS.

     6.1 NOTICE. All notices, requests, consents, approvals, waivers, demands and other communications, including the Notice of Exercise ("Notices") hereunder shall be deemed to have been given if in writing and (1) personally delivered against a written receipt, or (2) sent by confirmed telephonic facsimile, or (3) delivered to a reputable express messenger service (such as Federal Express, DHL Courier and United Parcel Service) for overnight delivery, addressed as follows (or to such other address as a party shall have given notice to the other):

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
                        Attn:  Cathe Gray
                        Telephone: (904) 281-2200
                        Fax: (904) 296-0584

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

     6.2 WAIVER. The failure of any party to enforce any provision of this Agreement cannot be construed to be a waiver of such provision or of the right hereafter to enforce the same, and no waiver of any breach shall be construed as an agreement to waive any subsequent breach of the same or any other provision.

     6.3 ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties hereto with respect to the subject matter hereof, and no prior or collateral promises or conditions in connection with or with respect to the subject matter hereof not incorporated herein shall be binding upon the parties hereto.

     6.4 AMENDMENT. No modification, extension, renewal, rescission, termination or waiver of any of the provisions contained herein or any future representation, promise or condition in connection with the subject matter hereof shall be binding upon either of the parties unless made in writing and duly executed by the parties or their authorized representatives.

     6.5 SUCCESSORS. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, heirs and legal and personal representatives. Imagine may assign its rights under this Agreement, in whole or in part, and from time to time, without the need for consent from Cybermax Tech or Buildscape.

     6.6 COUNTERPARTS. This Agreement may be executed in separate counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     6.7 CAPTIONS. The section and paragraph headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this document.

     6.8 GOVERNING LAW. This Agreement is executed and delivered in, and shall be construed and enforced in accordance with the laws of, the Commonwealth of Kentucky.

                                          [SIGNATURES ON FOLLOWING PAGE]

     IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first written above.




                                  CYBERMAX TECH, INC.

                                   By:  _____________________________

                                   TItle:  __________________________

                                                ("Cybermax Tech")



                                  IMAGINE INVESTMENTS, INC.

                                  By: _______________________________

                                  Title:_____________________________
                                                 ("Imagine")

                                  BUILDSCAPE, INC.

                                  By:  ______________________________

                                  Title: ____________________________
                                                 ("Buildscape")

IMAGINE INVESTMENTS, INC.
----------------------------------------------------------------------
8150 North Central Expressway, Suite 1901                      Tel. 214-365-1901
Dallas, Texas  75206                                           Fax. 214-365-6910
Harry T. Carneal
Executive Vice President


July 30, 1999


Steve Wilson
Chief Executive Officer
Riverside Group, Inc.
7800 Belfort Parkway, Suite 100
Jacksonville, FL 32245

         Re:   Letter of Understanding

Dear Steve:

         The purpose of this letter is to confirm our understanding concerning certain transactions involving Buildscape, Inc. ("Buildscape") and its affiliates. Your agreement to permit and to cause the following transactions to occur and conditions to be met, each at our sole option, is a condition to our agreement to advance an additional $320,000 to Buildscape.

1. The accounting entry that shows the debt relating to the acquisition of Wickes Plus assets (both principal and interest) ("Wickes Plus Acquisition Debt") at Buildscape will be reversed and shown on the books of Riverside Group, Inc. ("Riverside"), the entity that originally incurred the debt. Buildscape will have no liability for this debt.

2. Riverside will borrow $1 - $1.5 million from Imagine (an amount in excess of $1.5 million will be made available to be borrowed subject to a mutually approved cash projection for Riverside and its subsidiaries excluding Buildscape), which loan will be secured by all Wickes stock owned by Riverside that is not currently pledged and by all the stock of CyberMax. The loan will bear interest at a rate between 10.0% and 12.75% per annum (the interest rate is subject to mutual agreement) and require quarterly interest payments. The debt will be evidenced by a demand note pursuant to which demand can be made no sooner than one year from the date of the loan. The proceeds of this loan will be used to pay off the existing Wickes Plus Acquisi-tion Debt and to fund current liabilities and future operating short-falls of Riverside and CyberMax, including the Riverside quarterly sub-debt interest payment that comes due in September 1999.

3. Buildscape will increase its authorized common stock to at least 12 million shares, effect a stock split that will cause the 1,000 shares currently outstanding to become 5 million shares, allocate a total of 2 million common shares to be used in its Stock Option Plan, and authorize a class of convertible preferred stock (the "Buildscape Preferred Stock").

4. CyberMax Tech will increase its authorized common stock to at least 3,000 (if not already at such amount). CyberMax Tech will authorize a class of convertible preferred that will have cumulative dividends and a liquidation preference (the "CMT Preferred Stock").

5. In addition to the $2 million loan, Imagine has loaned to Buildscape $336,907 (as evidenced by the Demand Promissory Note dated July 15,
         1999). Imagine will commit to loan up to an additional $663,093. Related to this additional $1 million in loans, CyberMax Tech will give Imagine an option to purchase an additional 10% of the outstanding Buildscape common stock consistent with the terms of the existing Imagine option for 20% of outstanding Buildscape common stock.

6. Buildscape's $3 million in loans from Imagine plus related interest will be assumed by CyberMax Tech and treated as a contribution by CyberMax Tech to the capital of Buildscape.

7. Imagine will exercise its option from CyberMax Tech to acquire 1,250,000 shares of Buildscape common stock for $2.40/share, which shares will represent 25% of the outstanding common stock of Buildscape. The exercise price is 80% of the fair market value of a single share, based on a $15 million present pre-money valuation of Buildscape. You have told us that the exercise of such option, and the resulting elimination of the related Buildscape debt will produce a $15 million present pre-money value of Buildscape.

8. Wickes ($1.0 mil), Payless ($1.0 mil), Hagemeyer ($2.0 mil), and Imagine ($1.0 million) will collectively pay $5 million to Buildscape to acquire 1,666,667 shares of the newly authorized Buildscape Preferred Stock at $3.00 per share. The purchase price will be paid in cash except that Imagine's purchase price will be paid with a combination of cash and the cancellation of any bridge loans (loans in excess of the cumulative total of $3 million previously discussed) made by Imagine to Buildscape. Each share of Buildscape Preferred Stock may be converted into one share of common stock of Buildscape. The purchase price is based on a $15 million present pre-money valuation of Buildscape.

9. Wickes will be offered "Home Run" warrants under the same terms of Payless' "Home Run" warrants in return for becoming an alliance partner under the same terms as Payless' alliance partner agreement.

10. Upon completion of the above transactions, you have told us that CyberMax Tech will be worth $11,250,000. Imagine will exchange its 520,000 shares of Riverside stock with CyberMax in exchange for an amount of CyberMax Tech common stock ranging from 168.25 to 242.67 (the manner for calculating such amount to be agreed to between the Imagine and Riverside) of the currently outstanding 1,000 shares of CyberMax Tech common stock that is held by CyberMax. In the discretion of Imagine, Imagine may require that the share exchange transaction be unwound and replaced by a transaction in which Imagine acquires such shares of CyberMax Tech for cash in an amount ranging from approx-imately $1.9 million to approximately $2.7 million.

11.      Imagine  will  give  consideration  with a total  value  of  $8,750,000
         (consisting of $4 million in cash, 1,250,000 shares of Buildscape common stock, and 333,333 shares of Buildscape Preferred Stock) to CyberMax Tech in exchange for 777.77 newly issued shares of CMT Preferred Stock, which shares are convertible to 777.77 shares of CyberMax Tech common stock.

12. CyberMax Tech will acquire 1,333,333 shares of newly authorized Buildscape Preferred Stock for $4.0 million at $3.00 per share. The purchase price is based on a $15 million pre-money valuation of Buildscape. CyberMax Tech will use the $4 million invested in it by Imagine to make such purchase.

13. A voting agreement will be entered into pursuant to which Imagine obtains the voting rights on Buildscape stock owned by CyberMax Tech and on CyberMax Tech stock owned by CyberMax. We intend it to be a binding document and have a term of one year.

14. A fairness opinion on the transactions involving Imagine will be obtained from an appropriate independent third party as a condition to such transactions. Such opinion will be obtained and paid for by Riverside. If we are unable to obtain such fairness opinion by 9/15/99, then all the loans owed by Buildscape and its affiliates (excluding Imagine's loan to Wilson Financial) to Imagine will be due and payable in full (if not on their own terms due and payable earlier) on 30 days notice.

15. Wickes, Riverside, CyberMax, CyberMax Tech, and Buildscape will be required to obtain all necessary approvals for all such actions, which may include lender approval and Related Party Committee approval.

RESULTS OF PROPOSED STEPS: (SEE NOTE A)

1) Approximately $3.1 million in currently existing debt is removed from the Buildscape balance sheet ($.8 million currently owed to Wickes and $2.3 million currently owed to Imagine).

2) Imagine directly owns Common stock and convertible Preferred stock of CyberMax Tech representing between 53.2% and 57.4% of all outstanding Common stock assuming all Preferred stock is converted to Common stock.

3) Imagine has voting control over Buildscape through its voting rights on all Buildscape shares held by CyberMax Tech and on all CyberMax Tech shares held by CyberMax.

4) Imagine has no ownership position in Riverside (or a very small ownership position if not all the Riverside shares are exchanged).

5)   Third party investors own 16.7% of  Buildscape  through   investment  of $4
     million at the $15 million  pre-money value.

6) Riverside retains 100% ownership of CyberMax (giving Riverside an operating entity to preserve operating company status under the "Investment Company Act"); CyberMax retains between 46.8% and 42.6% ownership of CyberMax Tech; CyberMax Tech retains 83.3% ownership of Buildscape.

REMAINING OPEN ITEMS TO BE CLARIFIED:

1) You will agree to provide us the information necessary for us to understand opening balance sheets, debt and capitalization entries, and inter-company transactions historically recorded in order to arrive at the current balance sheets and income statements of Buildscape, CyberMax Tech, CyberMax and Riverside.

2) You will agree to provide us the information necessary for us to understand the required Buildscape stock split and the Buildscape stock allocated to the proposed option pool.

3) You will agree to provide us the information necessary for us to understand the calculation of the fair value of Riverside shares for purposes of determining the proper number of shares to be exchanged to assure that CyberMax is receiving fair value for the CyberMax Tech shares that it is transferring in exchange for Riverside shares.

4) You will agree to provide us the information necessary for us to understand Riverside's cash needs for the next 12 months, excluding those related to Buildscape.

5) You will agree to finalize an outline of our mutual understanding of Buildscape's operations and we have to reach such understanding.

6) You will agree to provide us the information necessary for us to understand Buildscape's cash needs prior to closing of the investment round and how those cash needs will be addressed.

7) You will agree to provide a schedule of all known commitments and contin-gencies related to CyberMax Tech and Buildscape.

         If the foregoing properly reflects your understandings and agreements, please execute both copies of this letter in the space provided below and return one executed copy to me to indicate your binding legal agreement, at which time you will have agreed to, and will have agreed to cause the transactions described above to occur and conditions described above to be met, each such item at Imagine's sole option, and to have represented that this letter is a valid and binding agreement of Riverside. All of the above being subject to the receipt of appropriate corporate authorization by Riverside and its subsidiaries.

                                   Sincerely,



                                  Patricia L. Robinson
                                  ____________________
                                  SECRETARY
                                  IMAGINE INVESTMENTS, INC.


RIVERSIDE GROUP, INC., on a legally binding basis.


By:
Its:



Stone/Buildscape/Memo-Buildscape Transaction 7-30-99-1.doc

--------
A. Assuming all preferred stock is converted to common, no stock options in the proposed option pool are exercised, and that no common stock issue-able under proposed "Home Run" warrants is issued.