Form 10-Q
period 1999-09-30
RIVERSIDE GROUP INC/FL
filed 1999-11-15
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                              Commission File
For Quarter Ended     September 30, 1999                       Number 0-9209
                  ------------------------                            -------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



          Florida                                                 59-1144172
-------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                             32256
-------------------------------------------                            ------
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

                                                            Yes   X       No
                                                                ----

On November 10, 1999, there were 4,767,123 shares of the Registrant's common stock outstanding.

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

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           September 30, 1999 (Unaudited)
                           And December 31, 1998                                                  3

                           Condensed Consolidated Statements
                           of Operations
                           Three and Nine months ended
                           September 30, 1999 and 1998 (Unaudited)                                4

                           Condensed Consolidated Statement
                           of Common Stockholders' Equity
                           Nine months ended
                           September 30, 1999 (Unaudited)                                         5

                           Condensed Consolidated Statements of
                           Cash Flows
                           Nine months ended
                           September 30, 1999 and 1998 (Unaudited)                                6

                           Notes to Condensed Consolidated
                           Financial Statements (Unaudited)                                       7

         Item 2.           Management's Discussion and Analysis                                   16
                           of Financial Condition and Results of
                           Operations

PART II.

         Item 2.           Changes in Securities                                                  31

         Item 5.           Other Information                                                      31

         Item 6.           Exhibits and Reports on Form 8-K                                       31



                     Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                     (in thousands except per share amounts)




                                                                             September 30,                         December 31,
                                                                                 1999                                 1998
                                                                            ---------------                      ---------------

                                                ASSETS
Current assets:
     Cash and cash equivalents                                                 $    1,040                            $      509
     Accounts receivable, less allowance for doubtful
        accounts of $462 at 1999 and $337 at 1998                                     253                                   246
     Notes receivable                                                                  30                                   197
     Inventory                                                                        124                                     1
     Prepaid expenses                                                                  91                                    46
                                                                               ----------                            -----------
         Total current assets                                                       1,538                                   999

Investment in Wickes Inc.                                                          15,502                                14,995
Investment in real estate                                                           9,591                                 9,667
Property, plant and equipment, net                                                    509                                   402
Other assets (net of accumulated amortization of
     $906 at 1999 and $796 at 1998)                                                   368                                   339
                                                                               ----------                            ----------
         Total assets                                                          $   27,508                            $   26,402
                                                                               ==========                            ==========

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Current debt and current  maturities of long-term debt                    $   15,505                            $   10,356
     Accounts payable                                                                 928                                   223
     Accrued liabilities                                                            2,447                                 1,377
     Deferred revenue                                                                  36                                   112
                                                                               ----------                            ----------
       Total current liabilities                                                   18,916                                12,068

Long-term debt                                                                        201                                   415
Mortgage debt                                                                      11,345                                11,345
Net liabilities of discontinued operations                                             21                                    22
Other long-term liabilities                                                            84                                   184
                                                                               ----------                            ----------
        Total liabilities                                                          30,567                                24,034

Commitments and contingencies (Note 3 )

Common stockholders' equity :
     Common stock, $.10 par value; 20,000,000 shares authorized;                      529                                   529
       5,287,123  issued and outstanding  in 1999 and 1998
     Additional paid in capital                                                    16,838                                16,838
     Retained earnings (deficit)                                                  (20,426)                              (14,999)
                                                                               ----------                            ----------
     Total common stockholders' equity                                             (3,059)                                2,368

                                                                               ----------                            ----------
          Total liabilities and common stockholders' equity                    $   27,508                            $   26,402
                                                                               ==========                            ==========










     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                        3

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                     (in thousands except per share amounts)






                                                                 Three Months Ended Sept 30,            Nine  Months Ended Sept 30,
                                                                 ---------------------------            ---------------------------
                                                                    1999             1998                  1999             1998
                                                                 ----------       ----------            ----------       ----------
Revenues:
     Sales and service revenues                                 $      518       $  261,389            $    1,269       $  667,558
     Net investment income (loss)                                       17              (36)                  (19)             (87)
     Net realized investment gains (losses)                             18           (1,560)                   18           (1,123)
     Other operating income                                             (5)           1,285                    44            5,463
                                                                ----------       ----------            ----------       ----------
                                                                       548          261,078                 1,312          671,811
                                                                ----------       ----------            ----------       ----------
Costs and expenses:
     Cost of sales                                                     236          200,128                   454          509,191
     Provision for doubtful accounts                                   120              538                   124            1,740
     Depreciation, goodwill and trademark amortization                 145            1,453                   299            4,324
     Restructuring and unusual items                                    --              501                    --            5,932
     Selling, general and administrative expenses                    2,245           50,257                 5,561          139,093
     Interest expense                                                  691            6,338                 1,994           18,598
                                                                ----------       ----------            ----------       ----------
                                                                     3,437          259,215                 8,432          678,878
                                                                ----------       ----------            ----------       ----------

Earnings (loss) before income taxes, equity in earnings of
     related parties,  and minority interest:                       (2,889)           1,863                (7,120)          (7,067)

     Income tax expense                                                 --            2,051                    --              421
     Equity in earnings of Wickes, Inc.                             (1,840)              --                (1,693)              --
     Minority interest, net of income taxes                             --            1,386                    --             (542)
                                                                ----------       ----------            -----------      ----------
        Net loss                                                $   (1,049)      $   (1,574)           $    (5,427)     $   (6,946)
                                                                ==========       ==========            ===========      ==========


Basic and diluted loss per common share:
     Loss from continuing operations                            $    (0.20)      $    (0.30)           $     (1.04)     $    (1.33)

     Weighted average number of common shares
     used in computing earnings per share                        5,213,186        5,227,571              5,213,186       5,227,571













     See Accompanying Notes to Condensed Consolidated Financial Statements.
                                        4


                     Riverside Group, Inc. and Subsidiaries
         Condensed Consolidated Statement of Common Stockholder's Equity
                                   (unaudited)
                                 (in thousands)







                                                                                                                          Total
                                                                                 Additional             Retained         Common
                                                                   Common         Paid-In               Earnings      Stockholders'
                                                                   Stock          Capital               (Deficit)        Equity
                                                                ----------       ----------            -----------      ----------
Balance, December  31, 1998                                     $      529       $   16,838            $   (14,999)     $    2,368

Net loss, nine months ended September 30,  1999                         --               --                 (5,427)         (5,427)

                                                                ----------       ----------            -----------      -----------
Balance, September 30, 1999                                     $      529       $   16,838            $   (20,426)     $    (3,059)
                                                                ==========       ==========            ===========      ===========


















     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)



                                                                               Nine Months Ended Sept 30

                                                                                -------------------------
Cash Flow from Operating Activities                                                1999              1998
                                                                                ----------       ----------
     Net loss                                                                   $  (5,427)     $   (6,946)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation expense                                                         196           3,597
         Amortization expense                                                         363           1,854
         Amortization of bond discount                                                173             149
         Provision for doubtful accounts                                              124           1,780
         Gain on sale of fixed assets                                                 ---          (1,574)
         Net realized investment (gains) losses                                       (17)          1,123
         Benefit for deferred income taxes                                            ---            (305)
         Equity in earnings of unconsolidated subsidiaries                         (1,953)            ---
         Minority interest                                                            ---            (542)
         Change in other assets and liabilities:
            Increase in accounts receivable                                          (131)        (25,258)
            Decrease in notes receivable                                              167           1,874
            Increase in inventory                                                    (123)         (10,421)
            (Increase)decrease  in other assets                                      (177)           8,069
            Increase(decrease)  in accounts payable and accrued liabilities         1,775           (1,218)
            Net liabilities of discontinued operations, other liabilities
             and current income taxes                                                (177)             (31)
                                                                                ---------        ---------
         Net Cash Used In Operating Activities                                     (5,207)         (27,849)
                                                                                ---------        ---------

     Investing Activities
         Purchase of investments:
            Property, plant and equipment                                            (291)          (3,562)
         Sale of investments:
            Property, plant and equipment                                               2            3,629
            Investment in real estate                                                  79            3,808
            Securities of Wickes Inc.                                               1,186              ---
                                                                                ---------        ---------
         Net Cash Provided By Investing Activities                                    976            3,875
                                                                                ---------        ---------

     Cash Flows from Financing Activities
            Net borrowings under the revolving line of credit                         ---           24,481
            Repayment of debt                                                        (420)          (4,077)
            Increase in borrowings                                                  5,182              972
            Net proceeds from sale of Wickes Inc.                                     ---              229
                                                                                ---------        ---------
         Net Cash Provided By Financing Activities                                  4,762           21,605

            Net Increase(Decrease)in Cash and Equivalents                             531           (2,369)
            Cash and equivalents at beginning of period                               509            3,154
            Less: Wickes Inc. cash balance                                            ---             (645)
                                                                                ---------        ---------
            Cash and equivalents at end of period                               $   1,040      $       140
                                                                                =========       ==========












     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company no longer owns a majority interest in Wickes Inc. ("Wickes") and at September 30, 1998, the Company began to report its investment in Wickes on the equity method. Accordingly, the Company's consolidated balance sheet at December 31, 1998 does not include the accounts of Wickes. The Company's condensed consolidated statements of operations and cash flows for the period ending September 30, 1998, include Wickes on a consolidated basis.

         The condensed consolidated balance sheets as of September 30, 1999, the condensed consolidated statements of operations for the nine months ended September 30, 1999 and 1998, the condensed consolidated statement of common stockholders' equity for the nine months ended September 30, 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented have been made. The results for the three month period ended September 30, 1999 is not necessarily indicative of the results to be expected for the full year or for any interim period.

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

         Earnings Per Share

         Basic and diluted earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (5,213,186 shares in 1999 and 1998). Since the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted loss per share.

2.       INVESTMENT IN WICKES

         For information concerning the Company's accounting for its investment in Wickes, see Note 1 - Summary of Significant Accounting Policies - Basis of Financial Statement Presentation.

     Summary financial information of Wickes for the third quarter of 1999 and the year ending December 26, 1998 follows (in thousands):



                                                               (unaudited)
                                                              Sept. 26, 1999              Dec. 26, 1998
                                                              --------------              -------------

Balance Sheet Data
   Current assets                                                $ 278,371                  $ 209,467
   Total assets                                                    368,752                    292,183
   Current liabilities                                              92,244                     74,122
   Long term debt and other long-term liabilities                  247,953                    194,913
   Common stockholders' equity                                      28,555                     23,148


3.       COMMITMENTS AND CONTINGENCIES

WICKES INC.

At September 25, 1999, Wickes had accrued approximately $132,000 (included in accrued liabilities at September 25, 1999) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

       Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by Wickes have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. Wickes has currently reserved $42,500 for estimated clean-up costs at 11 of its locations.

       Wickes has been identified as having used two landfills which are now Superfund clean-up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and Wickes' prior experience, Wickes has established a reserve of $28,000 for these matters.

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

       Wickes is one of many defendants in approximately 132 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. Since 1993, Wickes has settled 23 similar actions for insignificant amounts, and another 188 of these actions have been dismissed. As of October 31, 1999 none of these suits have made it to trial.

       Losses in excess of the $132,000 reserved as of September 25, 1999 are possible but an estimate of these amounts cannot be made.

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

PARENT COMPANY LIQUIDITY AND MANAGEMENT'S PLANS

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In light of the Company's current projected earnings and cash flow, management believes the Company does not have the financial resources to maintain its current level of operations through the fourth quarter of 1999. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described below, the principal sources of funds for these purposes in the past, and for the payment of interest on the Company's indebtedness, have been borrowings and sales of shares of Wickes common stock. The Company is currently working on additional options as discussed below.

     The principal user of the Company's cash has been Buildscape, Inc. ("Buildscape"). On October 21, 1999, Imagine Investments, Inc. ("Imagine"), acquired a majority voting interest in Buildscape and provided Buildscape with independent funding. For additional information concerning this transaction, see
Note 7 to the Condensed Consolidated Financial Statements included elsewhere herein. As a result of this transaction, Buildscape will, in the future, operate independently of the Company and its operations.

     On August 25, 1999, the Company and the holders of the 13% Subordinated Notes ("the 13% Notes") completed an agreement whereby the Company's 13% Notes that were scheduled to mature in September 1999, were replaced with new subordinated promissory notes due September 30,2000 bearing 11% interest ("the 11% Notes"). For information regarding the collateral on the 11% Notes, see Note 4 to the Condensed Consolidated Financial Statements included elsewhere herein.

     At November 11, 1999, the Company estimates that it will have approximately $461,000 of accounts payable and other current liabilities, approximately
$230,000 of which are past due. In addition, $77,322 of these current liabilities are principal and interest payments due to Wickes that were due November 15, 1999 but which were deferred until February 15, 2000 by Wickes. On August 27, 1999, the Company entered into a short-term loan agreement with Imagine pursuant to which the Company borrowed $711,055 in August 1999 and $1,088,945 in September 1999. The Company used these borrowings to fund its operations including (1) interest of approximately $631,507 on the 11% Notes,
(2) delinquent principal and interest of approximately $349,924 on the Wickes debt (3) expenses of approximately $104,000 in connection with the replacement of the Company's 13% Notes and (4) delinquent payables of approximately $417,196. The loan is due August 31, 2000. The loan bears interest at an annual rate of 12.75% is guaranteed by Riverside and is secured by a pledge of 921,845 shares of Wickes common stock and 100% of the Cybermax, Inc. ("Cybermax") stock. This stock shall be released to the Borrower in one or more stages in increments of 81,000 shares. The shares released are required to be sold for the sole purpose of covering interest payments on this debt, interest on the 11% Notes and/or principal and interest on its debt payments due to Wickes. In addition, the Company's shares of Wickes common stock are subject to securities law restrictions on resale. The Company has granted to Imagine, a right of first refusal with respect to all the shares of Wickes beneficially owned by it.

     The Company's subsidiary, Cybermax, is generating sales and the Company projects that in the future, Cybermax will cover its operations. There can be no assurance of this, however.

     The Company is also seeking to sell shares of Greenleaf common stock. Effective September 30, 1998, the Company exchanged all of the outstanding shares of its wholly-owned subsidiary, GameVerse, Inc. for approximately 40% of the outstanding securities of Greenleaf. The Company's ownersip in Greenleaf has been diluted to 20% by the issue of additional Greenleaf shares in 1999. Although these securities may be sold in the open market in limited quantities pursuant to Rule 144, the Company anticipates that its ability to sell significant amounts of these securities will be limited. Greenleaf and the Company have, as a result of Greenleaf's dissatisfaction with the transaction, had discussions regarding possible adjustments to the merger consideration that would reduce the Company's percentage of ownership in Greenleaf. Initially, these discussions led to a proposal whereby a portion of the Company's shares of Greenleaf was to have been sold to a third party investor identified by Greenleaf with proceeds of the sale to be split between Greenleaf and the Company. This proposal was not implemented. However, in August, Greenleaf and the Company re-established discussions in an effort to reach an amicable resolution in lieu of litigation. Discussions are continuing between the Company and Greenleaf. Because of these discussions, to date, the Company has not been successful in effecting any sales of Greenleaf stock.

         In  order  to  obtain  funds  for  the   continuation  of  Buildscape's
operations, during 1999 Buildscape entered into a series of short-term loan arrangements with Imagine pursuant to which Buildscape borrowed an aggregate of $3,500,000. These borrowings were cancelled by Imagine in connection with its acquisition of a majority interest in Buildscape. See Note 7.

         The Company's $11.3 million of real estate indebtedness is secured by the Company's real estate and 2,016,168 shares of Wickes common stock. The amount of required collateral for this indebtedness is adjusted quarterly. Additional collateral would be required in the event there is any collateral deficit, at any quarterly valuation date, which would depend upon factors including the market value of Wickes' common stock and the timing and amount of real estate sales.

         The Company currently has approximately 145 acres of its investment in real estate under contract to sell. The entire sales proceeds, estimated at $16.4 million will be used to pay off the current mortgage debt of $11.3 million plus accrued interest. The Company estimates the closings to occur between now and June of 2000.

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

         In addition, the discussion above of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the success of and level of negative cash flow generated by Cybermax, (ii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iii) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of Cybermax and Buildscape, (iv) the ability of the Company to raise funds through sales of Wickes common stock and Greenleaf securities, (v) the outcome of the Company's discussions with Greenleaf, and (vi) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia and Jacksonville, Florida. In addition to the factors described above, the Company's ability to sell Wickes common stock or Greenleaf securities would depend upon, among other things, the trading prices for these securities, and, in light of the relatively low trading volume for these securities, possibly the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.

4.       LONG TERM AND MORTGAGE DEBT

         Consolidated long-term and mortgage debt is comprised of the following at September 30, 1999 (in thousands):


     LONG-TERM DEBT
     Secured promissory notes                                                                $     10,000
     Other                                                                                          5,706
     Less: current maturities                                                                     (15,505)
                                                                                              -----------
     Total Company long-term debt less current maturities                                             201
                                                                                              -----------

     MORTGAGE DEBT
     Mortgage debt, non-recourse                                                                   11,345

              Total long-term and mortgage debt                                                 ---------
                less current maturities                                                       $    11,546
                                                                                                =========

SUBORDINATED NOTES ("THE 13% NOTES")/SECURED PROMISSORY NOTES ("THE 11% NOTES")

     On August 25, 1999, the Company and the 13% Note Holders executed the agreement, whereby the Company's 13% Notes that were scheduled to mature in

September 1999, were replaced with new unsubordinated promissory notes due September 30, 2000 bearing 11% interest. The 11% Notes are secured by a junior lien on the collateral securing the Company's real estate indebtedness and 10 million shares of Greenleaf common stock.

WICKES PROMISSORY NOTE

     In February of 1998, Riverside completed the acquisition of e-commerce and advertising operations formerly owned by Wickes. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. For these operations, Riverside paid consideration of approximately $872,000 in the form of a 3-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, Riverside agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest. At August 10, 1999, the Company had made payments of $195,752 under the Wickes promissory note but was delinquent with respect to required payments of approximately $239,518 of principal and interest. Wickes had deferred these payments and interest thereon until September 30, 1999. On September 3, 1999 the Company made a payment of approximately $349,924 of principal and interest, which brought this debt current.

     The Company has received an extension from Wickes deferring approximately $77,332 of principal and interest originally due November 15, 1999 until February 15, 2000. During this extension, the interest rate, on the amount deferred will be based on the prime lending rate plus four percentage points.

5.   INCOME TAXES

     The Company's effective tax rate was 0% for the nine months ended September 30, 1999 and 1998. For the nine months ended September 30, 1998, Wickes results of operations were consolidated with the Company's for financial reporting purposes (see Note 1. "Summary of Significant Accounting Policies) and included a tax benefit of $3.9 million. An effective tax rate of 39% was used to calculate the federal income taxes for the third quarter of 1998. In addition to the effective federal rate used for that period, state income and franchise taxes were calculated on a separate basis and included in the provision reported.

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


7.   SUBSEQUENT EVENTS

     On October 21, 1999, Imagine, acquired a majority voting interest in Buildscape and provided Buildscape with significant working capital.

     In this transaction, Imagine acquired from the Company 1,880,933 of Buildscape's 5,000,000 outstanding shares of common stock in exchange for (i) the cancellation of $3 million of indebtedness assumed by the Company from Buildscape and (ii) 520,000 shares of Riverside's common stock held by Imagine. As a result of this transaction, the Company anticipates that it will record a net $3.9 million gain. The Company retained the remaining 3,119,067 outstanding shares of Buildscape's common stock but granted Imagine voting rights to these shares for a two year period pursuant to the agreement dated October 15, 1999 among Imagine, Riverside, Cybermax, Cybermax Tech, Inc. and Buildscape. In addition, Buildscape issued to Imagine in exchange for $5,000,000, ($4,500,000 in cash and cancellation of the remaining $500,000 balance of Buildscape's debt to Imagine), 1,666,667 shares of Buildscape's voting Series A Cumulative Convertible Preferred Stock with a $5 million aggregate liquidation preference. As a result of this transaction, the outstanding shares of the Company have been reduced from 5.3 million to 4.8 million and the Company owns 47% of Buildscape on a fully converted basis. Imagine owns 38% of the common and 100% of the preferred shares of Buildscape, or 53% on a fully converted basis.

     The Company is continuing in discussions with other potential investors for the sale of additional shares of Buildscape preferred stock.

     The transactions were approved by the Company's Board of Directors based in part upon the opinion of its financial advisor that the transaction is fair to the Company's shareholders from a financial point of view.

     The Company no longer owns a majority voting interest in Buildscape and at October 21, 1999, the Company began to report its investment in Buildscape on the equity method. Accordingly, the following proforma consolidated balance sheet at September 30, 1999, giving effect to the above-described transactions does not include the accounts of Buildscape.


                                                                                          Sept 30, 1999
                                                                                            (unaudited)
                                                                                          (in thousands)

ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                                              $       992
     Accounts receivable                                                                            199
     Notes receivable                                                                                30
     Inventory                                                                                        1
     Prepaid expenses                                                                                21
                                                                                             ----------
              Total current assets                                                                1,243

Investment in Wickes Inc.                                                                        15,502
Investment in Buildscape, Inc.                                                                     (947)
Investment in real estate                                                                         9,591
Property, plant and equipment, net                                                                  340
Other assets                                                                                        306
                                                                                             ----------
              Total assets                                                                   $   26,035
                                                                                             ===========

LIABILITIES & STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Current maturities of long-term debt                                                    $   12,155
     Accounts payable                                                                               284
     Accrued liabilities                                                                          1,779
     Deferred revenue                                                                                 5
                                                                                             ----------
              Total current liabilities                                                          14,223

Long-Term debt                                                                                      201
Mortgage debt                                                                                    11,345
Net liabilities of discontinued operations                                                           21
Other long-term liabilities                                                                          84
                                                                                             ----------
              Total liabilities                                                                  25,874

COMMON STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value; 20,000,000 shares                                                524
       authorized; 4,767,123 issued and outstanding in 1999
       and 5,287,123 in 1998
     Additional paid in capital                                                                  16,421
     Retained earnings (deficit)                                                                (16,784)
                                                                                              ---------
              Total common stockholders' equity                                                     161
                                                                                              ---------
              Total liabilities and common stockholders' equity                               $  26,035
                                                                                              =========

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

                              RESULTS OF OPERATIONS

                                     GENERAL

     The Company reported results of operations for the three and nine months ended September 30, 1999 and 1998, as follows (in thousands):

                                                         Three Months Ended               Nine Months Ended
                                                              (unaudited)                       (unaudited)
                                                       Sept. 30,        Sept. 30,       Sept. 30,        Sept. 30,
                                                         1999             1998            1999             1998
                                                       ---------        ---------       ---------        ---------

Earnings(loss) before income taxes,
  equity in related parties, and
  minority interest(1)(2)                            $  (2,889)       $   1,863         $ (7,120)        $ (7,067)

Income tax expense                                          --            2,051              --               421

Equity in earnings
  of Wickes Inc.(3)                                     (1,840)              --           (1,693)              --

Minority interest, net of income taxes(3)                   --            1,386               --             (542)
                                                     ---------         --------         --------         --------
Net loss                                             $  (1,049)        $ (1,574)        $ (5,427)        $ (6,946)
                                                     ==========        =========        =========        =========

(1) Includes realized investment gains(losses) of $18,000 and $(1,560,000) for the three months ended September 30, 1999 and 1998, and $18,000 and $(1,123,000) for the first nine months ended September 30, 1999 and 1998, respectively. Included in realized gains (losses) for the three months ended September 30, 1998, is a reserve for losses on the sale of Wickes stock in November of approximately $1,535,000.

(2) Included restructuring charges from Wickes of $.5 million in the third quarter of 1998 and $5.9 million for the nine months ended September 30, 1998.

(3) The Company accounted for its investment in Wickes' under the equity method for the three and nine months ending September 30, 1999. During the three and nine months ending September 30, 1998 the Company consolidated Wickes' operations with those of the Company and its subsidiaries.

                                LINES OF BUSINES

     The following table sets forth certain financial data for the three months and nine months ending September 30, 1999 and 1998, respectively, for the following segments: e-commerce and advertising, web design and internet connectivity, building materials, and other segments. The Company accounted for its investment in Wickes' under the equity method for the three and nine months ending September 30, 1999. Wickes' operations are consolidated with those of the Company and its subsidiaries for the three and nine months ending September 30, 1998. "Other" includes real estate, parent company, financial services, and discontinued operations and all eliminating entries for inter-company transactions.


                                                      Three Months Ended                   Nine Months Ended
                                                  Sept. 30,         Sept. 30,          Sept. 30,      Sept. 30,
                                                     1999              1998               1999           1998
                                                     ----              ----               ----           ----
                                                         (in thousands)                  (in thousands)

SALES:
     E-Commerce & Advertising                    $      207        $        --       $      386       $        --
     Web Design & Internet Access                       306                202              849               379
     Building Materials(1)                               --            261,137               --           667,024
     Other                                                5                 50               34               155
                                                 ----------         -----------      ----------       -----------
                  Total                          $      518        $   261,389       $    1,269       $   667,558
                                                 ==========         ==========       ==========       ===========

COST OF SALES
     E-Commerce & Advertising                    $      191        $        --      $       314       $       -
     Web Design & Internet Access                        45                 26              136              166
     Building Materials(1)                               --            200,081               --          508,896
     Other                                               --                 21                4              129
                                                 ----------        -----------      -----------       ----------
                  Total                         $       236        $   200,128      $       454       $  509,191
                                                ===========        ===========      ===========       ==========

OTHER OPERATING INCOME:
     E-Commerce & Advertising                   $        --        $         --     $        --       $      --
     Web Design & Internet Access                        --                  --               1              --
     Building Materials(1)                               --               1,281              --           5,045
     Other                                               (5)                  4              43             418
                                               ------------          ----------      ----------      ----------
                  Total                        $         (5)        $     1,285      $       44       $   5,463
                                               ============          ===========      =========       =========

INVESTMENT INCOME AND REALIZED
 GAINS/(LOSSES):
     E-Commerce & Advertising                   $        --         $       --       $       --       $      --
     Web Design & Internet Access                        --                 --               --              --
     Building Materials(1)                               --             (1,560)              --          (1,560)
     Other                                               35                (36)              (1)            350
                                                -----------         ----------       ----------       ---------
                  Total                         $        35         $   (1,596)      $       (1)      $  (1,210)
                                                ===========         ==========       ==========       =========





                                                            Three Months Ended               Nine Months Ended
                                                       Sept. 30,         Sept. 30,       Sept. 30,       Sept. 30,
                                                          1999             1998          1999               1998
                                                          ----             ----          ----               ----
                                                              (in thousands)                  (in thousands)
EXPENSES:
     E-Commerce & Advertising                     $    1,725         $        48      $    4,142     $       138
     Web Design & Internet Access                        583                 349           1,581             994
     Building Materials(1)                               --               51,462              --         141,744
     Other                                               202                 389             261           2,281
                                                  ----------         -----------      ----------      ----------
                  Total                           $    2,510            $ 52,248      $    5,984      $  145,157
                                                  ==========            ========      ==========       =========

RESTRUCTURING AND UNUSUAL ITEMS:
     E-Commerce & Advertising                     $      --           $       --        $      --       $      --
     Web Design & Internet Access                        --                   --               --              --
     Building Materials(1)                               --                  501               --           5,932
     Other                                               --                   --               --              --
                                                  ---------           ---------        ----------      ----------
                  Total                           $      --           $     501        $       --      $    5,932
                                                  =========             ========       ==========       =========

INTEREST EXPENSE:
     E-Commerce & Advertising                     $      79           $       22       $     162       $      63
     Web Design & Internet Access                         1                    2               3               5
     Building Materials(1)(2)                           368                6,030           1,131          17,606
     Other                                              243                  284             698             924
                                                -----------           ----------       ---------       ---------
                  Total                         $       691           $    6,338       $   1,994       $  18,598
                                                ===========           ==========       =========       =========

EARNINGS(LOSS) BEFORE INCOME TAXES,
 EQUITY IN RELATED PARTIES AND MINORITY
 INTEREST:
     E-Commerce & Advertising                    $   (1,788)        $        (70)       $  (4,232)     $     (201)
     Web Design & Internet Access                      (323)                (175)            (870)           (786)
     Building Materials(1)                             (368)               2,784           (1,131)         (3,669)
     Other                                             (410)                (676)            (887)         (2,411)
                                                ------------         -----------       -----------      ----------
                  Total                          $   (2,889)         $     1,863        $ ( 7,120)      $  (7,067)
                                                 ===========         ===========        ==========      ==========

IDENTIFIABLE ASSETS:
     E-Commerce & Advertising                   $      526           $       40         $    526        $      40
     Web Design & Internet Access                      585                   395             585              395
     Building Materials(1)                          15,502               319,453          15,502          319,453
     Other                                          10,895                15,975          10,895           15,975
                                                ----------            ----------      ----------        ---------
                  Total                         $   27,508            $ 335,863      $    27,508        $ 335,863
                                                ==========             =========      ==========        =========

(1) During the first nine months of 1999, the Company accounted for its investment in Wickes on the equity method. During the same period in 1998, the Company consolidated Wickes operations with those of the Company.

(2) Includes an interest allocation from Riverside on its 13% and 11% notes of $368,000 and $376,000 for the three months ended September 30, 1999 and 1998, respectively, and $1,132,000 and $1,124,000 for the first nine months ended September 30, 1999 and 1998, respectively.

                           E-COMMERCE AND ADVERTISING

     The following table sets forth information concerning the results of Buildscape for 1999 and 1998, respectively: (in thousands)

                                                      Three Months Ended                     Nine Months Ended
                                                          (unaudited)                           (unaudited)
                                                     Sept. 30,      Sept. 30,           Sept. 30,         Sept. 30,
                                                       1999           1998                 1999               1998
                                                       ----           ----                 ----               ----


Sales                                                $   207      $     --           $    386            $       --
Cost of sales                                            191            --                314                    --
                                                      ------      --------           --------            ----------
  Net profit                                              16            --                 72                   --
Selling, general and administrative                    1,648            46              4,013                  134
Depreciation and amortization                             77             2                129                    4
Interest expense                                          79            22                162                   63
                                                     --------    ---------           ---------           ---------
     Total expenses                                    1,804            70              4,304                  201
                                                     --------    ---------           ---------           ---------
Net loss                                             $(1,788)    $     (70)          $ (4,232)           $    (201)
                                                     ========    ==========          =========           =========


          On October 21, 1999, the Company sold to Imagine 38% of the common and 100% of the preferred shares of Buildscape. As a result, the Company will account for its investment on the equity method. For a more detailed discussion regarding the sale, see Note 7. "Subsequent Events."

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

                         WEB DESIGN AND INTERNET ACCESS

The following table sets forth information concerning the results of Cybermax, Inc. ("Cybermax") for 1999 and 1998, respectively: (in thousands)


                                                       Three Months Ended                   Nine Months Ended
                                                          (unaudited)                          (unaudited)
                                                     Sept. 30,      Sept. 30,           Sept. 30,         Sept. 30,
                                                       1999           1998                 1999             1998
                                                       ----           ----                 ----             ----

Sales                                                $   306      $     202             $    849           $   379
Cost of sales                                             45             26                  136               166
                                                     ---------     --------             --------           -------
     Net profit                                          261            176                  713               213
Selling, general and administrative                      530            329                1,474               949
Depreciation and amortization                             53             20                  106                45
Interest expense                                           1              2                    3                 5
                                                     ----------  ----------           ----------          --------
     Total expenses                                      584            351                1,583               999
                                                     --------    ----------              -------            ------
Net loss                                             $  (323)      $   (175)              $ (870)            $(786)
                                                     ========      =========              =======            ======


                The Company purchased the assets of Cybermax on January 31, 1998. During 1998, the Company incurred various start-up costs, which makes comparisons between periods not meaningful.

                                   WICKES INC.

         The Company estimates that the Company's results of operations for the third quarter of 1999 include profits of $1,472,000 attributable to Wickes, compared to profits of $949,000 for the same period in 1998. The Company estimates that its results of operations include profits of $821,000 attributable to Wickes, for the first nine months ended September 30, 1999 compared to losses of $1,987,000 for the same period in 1998.

         The following discussion was obtained from the Wickes' Quarterly Report on Form 10-Q for the third quarter of 1999.

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

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by Wickes, including those closed or sold during the period.


                                                         Three Months Ended                   Nine Months Ended
                                                     Sept. 25,         Sept. 26,        Sept. 25,         Sept. 26,
                                                       1999               1998            1999                1998
                                                       ----               ----            ----                ----

Net sales                                               100.0%            100.0%           100.0%            100.0%
Gross profit                                             22.7%             23.1%            23.1%             23.6%
Selling, general and administrative
  expense                                                18.0%             19.0%            19.6%             20.4%
Depreciation, goodwill and
  trademark amortization                                  0.5%              0.5%             0.6%              0.6%
Provision for doubtful accounts                           0.2%              0.2%             0.1%              0.3%
Restructuring and unusual items                             --              0.2%               --              0.9%
Other operating income                                  (0.4)%            (0.5)%           (0.5)%            (0.8)%
Income from operations                                    4.4%              3.7%             3.3%              2.2%

Net Earnings


       Weather conditions during the first nine months of 1999 were relatively close to seasonal averages. In the first quarter of 1998 Wickes' largest region, the Midwest, experienced a very mild winter, which allowed for favorable building conditions, which was partially offset by increased precipitation in the Northeast and South. The third quarter of 1998 and first nine months of 1999 had favorable economic conditions for the building materials supply industry. Single family housing starts in 1999 were 1.6% and 6.1% higher during the third quarter and first nine months of 1999, respectively, than during the comparable periods of 1998.

       Net income for the three months ended September 25, 1999 was $5.0 million compared with a net income of $2.3 million for the three months ended September 26, 1998. The increase in net income for the three-month period is primarily the result of increased sales, gross profit, and other operating income as well as a decrease in restructuring charges and the provision for doubtful accounts. The positive impact of these changes was partially offset by increases in SG&A, depreciation and interest expenses.

       Net income for the first nine months of 1999 was $5.4 million compared with a loss of $1.7 million for the first nine months of 1998. The increase in net income for the nine-month period is primarily the result of increased sales and gross profit, and reductions in restructuring charges and the provision for doubtful accounts. The positive impact of these changes was partially offset by increases in SG&A, depreciation and interest expenses as well as a reduction in other operating income.

                 THREE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED
                 WITH THE THREE MONTHS ENDED SEPTEMBER 26, 1998


Net Sales
---------

       Net sales for the third quarter of 1999 increased 24.6% to $325.4 million from $261.1 million for the third quarter of 1998. Same store sales increased 23.0% compared with the same period last year. Same store sales to Wickes' primary customers, building professionals, also increased 27.8% when compared with the third quarter of 1998. Consumer same store sales increased by 0.9% for the quarter. As of September 25, 1999 Wickes operated 101 sales and distribution facilities, the same number it operated at the end of the third quarter of 1998.

       Wickes estimates that inflation in lumber prices increased total sales for the quarter by approximately $23.9 million, compared with the 1998 comparable period.

       Wickes believes that the sales increase results primarily from its recent investments in its target major markets, re-merchandised conventional market sales and distribution facilities, recent acquisitions of component manufacturing facilities as well as favorable economic conditions. Sales increased 40.3% in Wickes' nine target major markets, while sales increased 26.7% in the 13 conventional market building centers Wickes has remerchandised since 1997. Component manufacturing facilities acquired since the third quarter of 1998 account for $3.2 million of the third quarter 1999 sales increase. Single family housing starts were 1.6% higher, nationally, in the third quarter of 1999 than in the comparable period of 1998. In Wickes' primary geographical market, the Midwest, single family housing starts were 8.7% higher during this same period.

Gross Profit
------------

       1999 third quarter gross profit increased to $73.8 million from $60.2 million for the third quarter of 1998, a 22.6% increase. Gross profit as a percentage of sales decreased to 22.7% for the third quarter of 1999 from 23.1% in 1998. The decrease in gross profit as a percentage of sales is primarily attributable to an increased percentage of sales to building professionals, an increased percentage of sales attributable to lumber products combined with lumber price volatility, and the expansion of Wickes' installed sales programs, partially offset by increased sales and gross profit margins on internally manufactured products.

       Wickes believes that inflation in lumber prices increased gross profit by approximately $3.7 million in the quarter. Sales to building professionals as a percentage of sales increased to 89.0% in the third quarter of 1999 compared with 86.5% in 1998. Lumber and related products accounted for 57.9% of sales in the third quarter of 1999, compared with 54.2% for the third quarter of 1998.

Selling, General and Administrative Expense
-------------------------------------------

       SG&A expense decreased to 18.0% of net sales in the third quarter of 1999 compared with 19.0% of net sales in the third quarter of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume.

       Wickes experienced decreases, as a percentage of sales, in salaries, wages and benefits, equipment rental, marketing expenses, professional fees and maintenance expenses. Salaries, wages and employee benefits decreased as a percentage of sales by 0.2%. As of September 25, 1999, Wickes had 4,565 full time and part time employees, an increase of 15.6% from September 26, 1998.

Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

       Depreciation, goodwill and trademark amortization increased to $1.6 million for the third quarter of 1999 compared with $1.3 million for the same period in 1998. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the second quarter of 1998 and capital additions as a result of Wickes' expansion of its internal manufacturing operations and other strategic initiatives.

Restructuring and Unusual Items
-------------------------------

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

       In the third quarter of 1998, Wickes recorded additional restructuring expense as a result of certain facility carrying costs and severance costs, unknown at the time the plan was announced, but incurred as a result of the Plan.

       No restructuring or unusual items were recorded in the third quarter of 1999.

Provision for Doubtful Accounts
-------------------------------

       The provision for doubtful accounts for the third quarter of 1999 was slightly lower than the expense recorded in the third quarter of 1998. In the third quarter, Wickes recorded a $467,000 provision for doubtful accounts, compared with $551,000 in the third quarter of 1998.

Other Operating Income

     Other operating income for the third quarter of 1999 was $1.3 million compared with $1.2
                                       23
million for the third quarter of 1998. During the third quarters of 1999 and 1998 there were no significant sales of excess real estate.

Interest Expense
----------------

       In the third quarter of 1999 interest expense increased to $5.9 million from $5.6 million during the third quarter of 1998, resulting primarily from an increase in average total long-term debt of approximately $33.9 million. This was partially offset by a decrease in the effective borrowing rate on total long-term debt of approximately 95 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on Wickes's revolving line of credit as a result of decreases in the average prime and LIBOR rates as well as a 25 basis point reduction in Wickes's borrowing spreads, effective with Wickes's new revolving credit agreement in February of 1999. Approximately 98% of Wickes' third quarter average borrowings on its revolving credit facility were LIBOR-based.

Provision for Income Taxes
--------------------------

       Wickes recorded income tax expense of $3.5 million for the third quarter of 1999 compared with expense of $1.7 million in the third quarter of 1998. An effective federal and state income tax rate of 38.7% was used to calculate income taxes for the third quarter of 1999, compared with an effective rate of 39.0% for the third quarter of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported for both years.

       Wickes continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, 1997, and 1998, management believes that it is more likely than not that Wickes will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon Wickes' future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of Wickes's operational efforts, cyclicality and seasonality of Wickes' business, the effects of Wickes' substantial leverage and competition.


                  NINE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED
                  WITH THE NINE MONTHS ENDED SEPTEMBER 26, 1998

Net Sales
---------

       Net sales for the first nine months of 1999 increased 20.7% to $805.2 million from $667.0 million for the first nine months of 1998. Same store sales increased 20.0% compared with the same period last year. Same store sales to

Wickes' primary customers, building professionals, increased 23.0% when compared with the first nine months of 1998. Consumer same store sales increased 1.7% for the same period. As of September 25, 1999 Wickes operated 101 sales and distribution facilities, the same number it operated at the end of the first nine months of 1998. Sales of approximately $4.0 million were recorded, in the first quarter of 1998, for the 10 sales and distribution facilities that were sold or closed during that quarter.

       Wickes estimates that inflation in lumber prices increased total sales for the first nine months by approximately $31.5 million, compared with the 1998 comparable period.

       Wickes believes that the sales increase results primarily from its recent investments in its target major market, re-merchandised conventional market sales and distribution facilities, recent acquisitions of component manufacturing facilities as well as favorable economic conditions. Sales increased 29.2% in Wickes's nine target major markets, while sales increased 23.9% in the 13 conventional market building centers Wickes has remerchandised since 1997. Component manufacturing facilities acquired since the second quarter of 1998 account for $8.5 million of the nine month 1999 sales increase. Single family housing starts were 6.1% higher, nationally, in the first nine months of 1999 than in the comparable period of 1998. In Wickes' primary geographical market, the Midwest, single family housing starts were 9.0% higher.

Gross Profit
------------

       Gross profit for the first nine months of 1999 increased to $186.0 million from $157.3 million for the first nine months of 1998, a 18.3% increase. Gross profit as a percentage of sales decreased to 23.1% for the first nine months of 1999 from 23.6% in 1998. The decrease in gross profit as a percentage of sales is primarily attributable to rising lumber prices, increased percentage of sales to building professionals, an increased percentage of sales attributable to lumber products combined with lumber price volatility, and the expansion of Wickes' installed sales programs, partially offset by increased sales and gross profit margins on internally manufactured products.

       Wickes believes that while inflation in lumber prices did increase gross profit by approximately $4.7 million in the first nine months of 1999, gross profit as a percent of sales decreased due to significant and rapid cost increases, primarily during the second quarter, which could not be passed on to customers as quickly. Lumber and related products accounted for 56.5% of sales in the first nine months of 1999, compared with 54.3% for the same period in 1998. Sales to building professionals as a percentage of sales increased to 89.7% in the first nine months of 1999 compared with 87.8% in 1998.

Selling, General and Administrative Expense
-------------------------------------------

       SG&A expense decreased to 19.6% of net sales in the first nine months of 1999 compared with 20.4% of net sales in the first nine months of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume, expense reductions achieved as a result of the 1998 first quarter restructuring and reduced spending on major market expansion programs in 1999.

       Wickes experienced decreases, as a percentage of sales, in salaries, wages and benefits, equipment rental, employee relocation, and headquarters administrative expense. Salaries, wages and employee benefits decreased as a percentage of sales by 0.5%.

Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

       Depreciation, goodwill and trademark amortization increased to $4.7 million for the first nine months of 1999 compared with $3.8 million for the same period in 1998. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the third quarter of 1998 as well as capital additions as a result of Wickes's major market program and expansion of Wickes's manufacturing operations.

Provision for Doubtful Accounts
-------------------------------

       The provision for doubtful accounts decreased to $0.9 million for the first nine months of 1999 from $1.8 million in the first nine months of 1998. The primary reasons for the decrease are improved delinquency on 1999 outstanding accounts and increased expense in the first quarter of 1998 as a result of the delinquency of a major account.

Restructuring and Unusual Items
-------------------------------

       In February of 1998, Wickes announced and completed a plan for additional restructuring activities, which included the closing or consolidation of eight building centers and two component manufacturing facilities in February, the sale of two additional building centers in March, and further reductions in headquarters staffing. Wickes recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. In the third quarter of 1998, Wickes recorded $501,000 in additional restructuring expense as a result of certain facility carrying costs and severance costs, unknown at the time the plan was announced, but incurred as a result of the Plan.

       No restructuring or unusual items were recorded in the first nine months of 1999.

Other Operating Income
----------------------

       Other operating income for the first nine months of 1999 was $4.4 million compared with $5.0 million for the first nine months of 1998. In the first nine months of 1999 Wickes recorded gains of approximately $1.7 million on the sale of excess real estate and equipment compared with $1.8 million in 1998. In 1999, Wickes recorded costs of $339,000 for carrying costs of closed operations and $471,000 for casualty losses, including a fire at one of its component manufacturing facilities. In 1998 Wickes recorded no closed operation carrying costs and recorded a gain of $35,000 for casualty losses. The gain on casualty losses was a result of a $180,000 gain on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities.

Interest Expense
----------------

       In the first nine months of 1999 interest expense increased to $17.1 million from $16.5 million during the first nine months of 1998, resulting primarily from an increase in average total long-term debt of approximately $21.5 million. This was partially offset by a decrease in the effective borrowing rate on total long-term debt of approximately 53 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on Wickes's revolving line of credit as a result of decreases in the average prime and LIBOR rates as well as a 25 basis point reduction in Wickes's borrowing spreads, effective with Wickes's new revolving credit agreement in February of 1999. Approximately 93% of Wickes' average borrowings on its revolving credit facility, during the first nine months of 1999, were LIBOR-based.

Provision for Income Taxes
--------------------------

       Wickes recorded income tax expense of $4.4 million for the first nine months of 1999 compared with $91,000 in the first nine months of 1998. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for the first nine months of 1999, compared with an effective rate of 39.0% for the first nine months of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported for both years.

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

       Non-interest operating expenses for the three months ended September 30, 1999 decreased to $202,000 from $389,000 for the same period in 1998. The 1999 expenses include approximately $104,000 of expenses incurred in connection with the replacement of the Company's 13% Notes that were scheduled to mature in 1999. The 1998 expenses include approximately $207,000 from operations the Company discontinued in the fourth quarter of 1998. Also, included is approximately $254,000 of expenses that the Parent Company incurred on behalf of its subsidiaries, which was not allocated to these subsidiaries during the third quarter of 1998.

     The Parent Group's non-interest operating expenses for the first nine months of 1999 and 1998 were $261,000 and $2,281,000, respectively. The 1998 expenses include approximately $814,000 from operations the Company discontinued in the fourth quarter of 1998.Also included is losses was a result of a $180,000 gain on the difference between approximately $1,034,000 of expenses that the Parent Company incurred on behalf of its subsidiaries, which was not allocated to these subsidiaries during the first nine months of 1998.

        Revenues of the Parent Group (excluding investment income) for the nine months ended September 30, 1999 and 1998 were $77,000 and $573,000, respectively. Included in 1998 was $415,000 received in settlement of a lawsuit.

       Interest expense (excluding an interest allocation to Wickes for the Parent Company's 13% subordinated notes and 11% secured notes of $368,000 in 1999 and $376,000 in 1998) for the three months ending September 30, 1999 and 1998, were $243,000 and $284,000, respectively. In 1999 interest consisted of $14,000 on the Parent Company's other bank debt and $229,000 on the Parent Company's real estate mortgage debt. In 1998, interest consisted of $284,000 on the Parent Company's real estate mortgage debt.

       Interest expense (excluding an interest allocation to Wickes for the Parent Company's 13% subordinated notes and 11% secured notes of $1,132,000 in 1999 and $1,124,000 in 1998) for the nine months ending September 30, 1999 and 1998 were $698,000 and $924,000, respectively. In 1999, interest consisted of $17,000 on the Parent Company's other bank debt and $681,000 on the Parent Company's real estate mortgage debt. In 1998, interest consisted of $13,000 on the Parent Company' other bank debt and $924,000 on the Parent Company's real estate mortgage debt.

       The Parent Company's real estate debt will continue to decrease as a result of real estate sales. The Company did not have any material real estate sales during the third quarter of 1999 or the third quarter of 1998.

                             REAL ESTATE INVESTMENTS

       The Company's real estate investments consist of $7,339,000 in Georgia properties, $2,244,000 in Florida properties and $8,000 in other states.

                                  INCOME TAXES

     The Company's effective tax rate was 0% for the nine months ended September 30, 1999 and 1998.

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

       On July 7, 1999, the Company no longer met the quantitative maintenance requirements for continued listing on the NASDAQ SmallCap Market. As of July 8, 1999, The Company's quotations for the Company's Common Stock are available on the OTC-Bulletin Board under the symbol RSGI-OB.

       During the first nine months of 1999, stockholders' equity decreased by a net of $5.4 million. The Company's startup costs incurred for the Buildscape operations accounted for approximately 78% of the decrease. Losses attributable to the Parent Company and Cybermax Operations accounted for approximately 32% of the decrease. These losses were offset by profit from Wickes which accounted for 10%.

YEAR 2000
---------

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

     In addition, the Company is in the process of identifying problems the Year 2000 may have on its Technology Department. In February of 1999, the Company hired a Chief Technical Officer. The Technology Department is currently evaluating all of the equipment and software that are used in The Company's operations. The Company expects to complete any required remediation during the fourth quarter of 1999 and the Company estimates the total cost of completing any required modifications, upgrades, or replacements of its software or equipment will not have a material adverse effect on the Company's business or results of operations.

                                     PART II
                                OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES

           On August 27, 1999, the Company obtained a $1.8 million short term loan agreement from Imagine Investments Inc. The $1.8 million short term loan agreement, among other things, prohibits the Company from paying dividends to its stockholders. For a description of the collateral and other restrictions on the note, see "Note 3.
           Commitment and Contingencies" of Notes to Condensed Consolidated Financial Statements included elsewhere herein.


ITEM 5.    OTHER INFORMATION

           On September 7, 1999, Harry T. Carneal resigned from the Company's Board of Directors. The Company plans on filling this vacancy in the near future.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

4.1   (a)  Loan  Agreement  dated  August 27, 1999  between  the registrant, and
           Imagine Investments, Inc.

      (b) Demand Promissory Note dated August 27, 1999.

      (c) Stock Pledge Agreements dated August 27, 1999 between the registrant and Imagine Investments, Inc.

27.1       Financial Data Schedule (SEC Use Only)

       (b)        Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated as of October 21, 1999 reporting under Item 5.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
----------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
---------------------------
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date:  November 15, 1999

                                 LOAN AGREEMENT
      -----------------------------------------------------------------------








                                                  August 27, 1999


                                                 TABLE OF CONTENTS

SECTION                                                                                                        PAGE

1.     The Loan    ...............................................................................................1
       1.1        Amount, Purpose and Interest....................................................................1
       1.2        Disbursements             ......................................................................1
       1.3        Prepayment                ......................................................................2
       1.4        Due upon Demand; Maturity Date..................................................................2

2.     Security for the Indebtedness..............................................................................2
       2.1        Stock Pledge Agreement Pertaining to Cybermax, Inc..............................................3
       2.2        Stock Pledge Agreement Pertaining to Wickes, Inc................................................3
       2.3        Other Security            ......................................................................3

3.     Conditions Precedent         ..............................................................................3
       3.1        Resolutions and Approvals ......................................................................3
       3.2        Legal Opinion             ......................................................................3
       3.3        Loan Documents            ......................................................................3
       3.4        Representations, Warranties and Covenants.......................................................3
       3.5        Consents of Third Parties ......................................................................4
       3.6        Corporate Matters         ......................................................................4
       3.7        No Event of Default       ......................................................................4

4.     Affirmative Covenants        ..............................................................................4
       4.1        Money Obligations         ......................................................................4
       4.2        Financial Statements      ......................................................................4
       4.3        Financial Records         ......................................................................5
       4.4        Existence and Licenses    ......................................................................6
       4.5        Notice                    ......................................................................6
       4.6        Agreements                ......................................................................6
       4.7        Stock                     ......................................................................6
       4.8        Compliance with Laws and Agreements.............................................................7
       4.9        Payment of Demand Note and Other Indebtedness...................................................7

5.     Negative Covenants           ..............................................................................7
       5.1        Material Adverse Changes  ......................................................................7
       5.2        Minimum Tangible Net Worth......................................................................7
       5.3        Advances, Repayment of Debts and Dividends......................................................8





                                                 TABLE OF CONTENTS

SECTION                                                                                                        PAGE

       5.4        Repurchase of Stock       ......................................................................8
       5.5        Mergers, Sales and Transfers....................................................................8
       5.6        Compensation              ......................................................................8
       5.7        Subsidiaries              ......................................................................9
       5.8        New Business              ......................................................................9
       5.9        Capital Contributions     ......................................................................9
       5.10       Prepayment of Other Debts ......................................................................9
       5.11       Indebtedness              ......................................................................9
       5.12       Loans                     ......................................................................9

6.     Additional Agreements Regarding Stock.....................................................................10

7.     Events of Default            .............................................................................10
       7.1        Payments                  .....................................................................10
       7.2        Defaults Under Loan Documents..................................................................10
       7.3        Covenants and Agreements  .....................................................................10
       7.4        Failure to Pay Other Indebtedness..............................................................10
       7.5        Accuracy of Statements    .....................................................................10
       7.6        Accuracy of Supplements, Requests for Disbursements and Requests for Release
                     and Reassignment of Stock...................................................................10
       7.7        Cross Defaults            .....................................................................11
       7.8        Other Defaults            .....................................................................11
       7.9        Solvency and Other Matters.....................................................................11

8.     Remedies Upon Default        .............................................................................12
       8.1        Optional Acceleration     .....................................................................12
       8.2        Automatic Acceleration    .....................................................................12
       8.3        Offsets                   .....................................................................12
       8.4        Rights Under Security Instruments..............................................................13
       8.5        Rights Cumulative         .....................................................................13

9.     Notices                      .............................................................................13
       9.1        Giving of Notices         .....................................................................13
       9.2        Time Notices Deemed Given .....................................................................14

10.    Fees and Expenses            .............................................................................14

                                                       -ii-

                                TABLE OF CONTENTS

SECTION

                                                                                                              Page


11.    Miscellaneous Provisions     .............................................................................14
       11.1       Construction              .....................................................................14
       11.2       Counterparts              .....................................................................15
       11.3       Entire Agreement          .....................................................................15
       11.4       Further Assurances        .....................................................................15
       11.5       Governing Law             .....................................................................15
       11.6       Headings                  .....................................................................15
       11.7       Invalidity of Provisions; Severability.........................................................15
       11.8       Limitation on Interest    .....................................................................15
       11.9       Binding Effect            .....................................................................16
       11.10      Modifications             .....................................................................16
       11.11      Time of Essence           .....................................................................16
       11.12      Waiver                    .....................................................................16
       11.13      Interpretation            .....................................................................16
       11.14      Assignment                .....................................................................17
       11.15      Survival of Covenants, Agreements, Warranties and Representations..............................17

12.    Jury Trial Waiver            .............................................................................17




                                 LOAN AGREEMENT

       THIS LOAN AGREEMENT is entered into and effective as of the 27 day of August, 1999, by and between: (i) IMAGINE INVESTMENTS, INC., a Delaware corporation with a principal place of business in Dallas, Texas ("Lender"), and
(ii) RIVERSIDE GROUP, INC., a Florida corporation with a principal place of business in Jacksonville, Florida ("Borrower").

       RECITALS:

       A. Borrower desires to obtain a loan from Lender in the amount of One Million Eight Hundred Thousand Dollars ($1,800,000.00).

       B. In order to induce Lender to enter into this Loan Agreement and to extend the loan hereunder, without which inducement Lender would be unwilling to take such actions, and in consideration of the benefits Borrower will receive therefrom, Borrower is willing and desires to make the agreements as set forth herein.

       AGREEMENT:

       NOW, THEREFORE, the parties hereby agree as follows:

1. THE LOAN. Subject to the terms and conditions contained herein, Lender hereby agrees to make the Loan to Borrower, in accordance with the following provisions:

       1.1 AMOUNT, PURPOSE AND INTEREST. Borrower has executed a note in favor of Lender on even date herewith in the amount of One Million Eight Hundred Thousand Dollars ($1,800,000.00) (the "Note"); however, upon execution of this Loan Agreement and related documents, and at any time thereafter, Lender shall only be obligated to fund and disburse One Million Five Hundred Thousand Dollars ($1,500,000.00) under the Note (the "Loan"). At anytime hereafter, Lender, in its sole discretion and if it so chooses, may fund and disburse the remaining Three Hundred Thousand Dollars ($300,000.00) under the Note. The Loan is evidenced by and shall be payable and otherwise be made on the terms set forth in the note made by Borrower to Lender of even date herewith (the " Note") and on the terms established in this Loan Agreement. All payments on the Note shall be made in immediately available funds at the principal office of Lender as specified in the Note or this Loan Agreement. The outstanding principal balance of the Note shall bear interest from the date hereof at the rate of twelve and three-quarters percent (12.75%) per annum.

       1.2 DISBURSEMENTS. The proceeds of the Loan shall be distributed to Borrower or on Borrower's behalf in no less than three (3) separate disbursements. Lender shall make the first disbursement of a portion of the Loan proceeds to Borrower or on Borrower's behalf contemporaneously with the execution of this Loan Agreement by wire transfer, in the amount and for the purposes set forth on Exhibit A, attached hereto and made a part hereof by reference (the"First Disbursement"). In accordance with Section 10 of this Agreement, Lender's legal fees in the amount of $10,000.00 incurred in connection with the preparation and documentation of this Loan shall be paid from the First Disbursement to Greenebaum Doll & McDonald, PLLC.
       Lender shall make additional disbursements of principal of the Loan as hereinafter requested by Borrower provided Lender approves the proposed uses of the proceeds. To request a disbursement, Borrower shall submit Lender a written request for disbursement (the "Request"), signed by either Cathe Gray, Chief Financial Officer, or J. Steven Wilson, President, in which Borrower (a) sets forth the total amount of the Loan to be disbursed and the requested disbursement date, (b) represents, in detail, the purposes for which the disbursement proceeds shall be used by Borrower, (c) restates that all of the representations and warranties set forth in this Agreement are true and correct in all material respects as if made on, and as of, the day the Request is made by Borrower. Provided no Event of Default exists hereunder at the time Borrower submits its Request to Lender and provided that Lender approves the purposes for which the Loan proceeds will be used by Borrower, Lender shall make the disbursement to Borrower or on Borrower's behalf within seven (7) days of Lender's receipt of the Request. Borrower hereby agrees to have paid out of all subsequent disbursements of the Loan Lender's legal fees associated with each Request and subsequent disbursement. Each Request hereafter submitted by Borrower and signed by Lender shall become a supplement to this Agreement, and shall be made a part hereof and incorporated herein by reference. Therefore, all representations made in each Request made by Borrower shall be subject to the terms of Section 7.5 and 7.6 and shall be sent in the manner and to the addresses set forth in Section 9 herein.

       BORROWER UNDERSTANDS AND HEREBY ACKNOWLEDGES THAT LENDER IS NOT OBLIGATED OR REQUIRED TO FUND, DISBURSE OR LOAN ANY PORTION OF THE LOAN AT ANY TIME HEREAFTER IN EXCESS OF ONE MILLION FIVE HUNDRED FIVE THOUSAND DOLLARS ($1,500,000.00) IN THE AGGREGATE; HOWEVER, IF LENDER SO CHOOSES TO FUND AND DISBURSE THE ADDITIONAL AMOUNT OF $300,000.00 AS EVIDENCED BY THE NOTE, THAT INDEBTEDNESS OF $300,000.00 SHALL ALSO BE SUBJECT TO THE TERMS AND CONDITIONS OF THE LOAN DOCUMENTS (AS HEREINAFTER DEFINED).

       The Loan is not a revolving loan, and amounts borrowed and repaid under the Note may not be reborrowed in whole or in part.

       1.3 PREPAYMENT. Any portion of the principal balance of the Note, or any accrued interest thereon, may be prepaid at any time, in whole or in part, without the written consent of Lender.

       1.4 DUE UPON DEMAND; MATURITY DATE. The Borrower acknowledges that the Lender may demand payment of the entire outstanding principal balance and all accrued but unpaid interest on the Note at any time on or after August 26, 2000, at which time, this Note will become due and payable in full.

2. SECURITY FOR THE INDEBTEDNESS. The Note, the Loan Agreement and all sums and obligations owed thereunder (collectively, the "Indebtedness"), are and shall be secured by a pledge of certain stock, all as evidenced by the following: (all of the following are sometimes hereinafter collectively referred to as the "Security Instruments"; the Security Instruments, this Loan Agreement and the Note are sometimes hereinafter collectively referred to as the "Loan Documents"):

       2.1 STOCK PLEDGE AGREEMENT PERTAINING TO CYBERMAX, INC. That certain Stock Pledge Agreement between Borrower and Lender of even date herewith, pursuant to which Borrower pledges 100% of the issued and outstanding capital stock of Cybermax, Inc. (the "Cybermax Stock") and delivers to Lender the original certificates of the Cybermax Stock, together with the appropriate blank stock powers.

       2.2 STOCK PLEDGE AGREEMENT PERTAINING TO WICKES, INC. That certain Stock Pledge Agreement between Borrower and Lender of even date herewith, pursuant to which Borrower pledges 921,845 shares of the common capital stock of Wickes, Inc.("Wickes Stock") as represented by those certificates listed on Exhibit B attached hereto and incorporated herein by reference which Borrower owns and delivers to Lender the original certificates of the Wickes Stock, together with the appropriate blank stock powers (the "Wickes Stock Pledge Agreement").

       2.3 OTHER SECURITY. Other security and instruments, if any, granted by Borrower to Lender, whether of even date herewith or hereafter or heretofore granted, to secure the Note and/or any other Indebtedness.

3. CONDITIONS PRECEDENT. Lender's obligations under this Loan Agreement shall be subject to the fulfillment to Lender's satisfaction of each of the following conditions precedent, unless such condition or conditions shall be waived by Lender in writing, in the sole discretion of Lender:

       3.1 RESOLUTIONS AND APPROVALS. Borrower shall furnish certified copies of all consents, resolutions and approvals as may be required by Lender, evidencing approval of the execution of the Loan Documents, all in form and substance acceptable to Lender.

       3.2 LEGAL OPINION. Lender shall have received a favorable written opinion of counsel for Borrower (i.e. Holland & Knight), dated and effective as of the date on which the Loan Documents are executed and delivered, addressed to Lender and satisfactory in form and substance to Lender, with only such modifications, exceptions, assumptions and qualifications as shall be acceptable to Lender and its counsel.

       3.3 LOAN DOCUMENTS. All the Loan Documents, and such other documents or instruments as Lender may reasonably require, all in form and substance acceptable to Lender, shall have been duly executed and delivered to Lender, and, where appropriate, duly recorded in the proper public offices, and all of the Loan Documents shall be in full force and effect.

       3.4 REPRESENTATIONS, WARRANTIES AND COVENANTS. All representations and warranties of Borrower contained herein and in the other Loan Documents shall be true and correct on, and as of, the execution of this Agreement, Borrower shall be in compliance with all covenants contained in the Loan Documents.

       3.5 CONSENTS OF THIRD PARTIES. Such third party consents, estoppels or agreements as Lender may require, all of which shall be in form and content satisfactory to Lender in its sole discretion.

       3.6 CORPORATE MATTERS. Lender shall have been provided with true and correct copies of all articles of incorporation, by-laws and corporate minutes of Borrower and shall have been provided such further information as shall have been requested by Lender with regard to the business, properties, finances and operations of Borrower.

       3.7 NO EVENT OF DEFAULT. No "Event of Default" and no event which would constitute an Event of Default with the giving of notice, passage of time, or both (a "Possible Default") shall have occurred or shall occur after giving effect to the Loan.

4. AFFIRMATIVE COVENANTS. Borrower agrees that until the principal of and all interest accrued on the Note and all the other Indebtedness shall have been paid in full and this Loan Agreement terminated, Borrower shall perform and observe all of the following terms and provisions:

       4.1 MONEY OBLIGATIONS. Borrower shall pay in full:

               (A) Prior in each case to the date when penalties would attach, all taxes, assessments and governmental charges and levies hereafter due by Borrower (except only those so long as and to the extent that the same shall be contested in good faith by appropriate and timely legal proceedings and for which a bond staying execution or enforcement thereof shall have been posted to the satisfaction of the Lender); and

               (B) All its debts, obligations and liabilities whether now existing or incurred after the date hereof, on or prior to their due dates, for which it may be or become liable or to which any or all its properties may be or become subject.

       4.2  FINANCIAL STATEMENTS.

               (A) Borrower shall furnish to Lender, within forty-five (45) days after the end of each calendar month and quarter, an income statement of Borrower for that respective month or quarter and for the period from the beginning of the applicable fiscal year of the Borrower to the end of such month or quarter and a balance sheet of Borrower as of the end of each such respective month or quarter, certified by the President or Chief Financial Officer of Borrower to be true, correct and accurate.

               (B) Borrower shall furnish to the Lender, within ninety (90) days after the end of each fiscal year of Borrower, (i) a complete financial report, consisting of balance sheet, statement of profit and loss, application of funds, change in financial position and the like, prepared or reviewed by a firm of independent public accountants of recognized standing acceptable to Lender, accompanied by the annual audit report of Borrower, together with the opinion of the accounting firm that prepared such audit report that said report presents fairly the financial position of Borrower as of the date of the audit and the results of Borrower's operations and its cash flows for the year without qualification.

               (C) Borrower shall furnish to Lender, immediately upon Lender's written request, such other information about the financial condition, properties and operations of Borrower as Lender may from time to time reasonably request.

               (D) All financial statements specified in Section 4.2(a), (b), and (c) above shall be furnished to Lender with comparative figures for the corresponding period in the preceding fiscal year; and all financial statements referred to in Section 4.2(a), (b), and (c) above shall be prepared on the accrual basis of accounting, in accordance with GAAP applied on a basis consistent with prior years of Borrower, on a consolidated (and consolidating) basis and shall be accompanied by a certificate of the president of Borrower:

                       (1) stating that there exists no Event of Default or Possible Default hereunder; or

                       (2) describing with particularity any Event of Default or Possible Default, stating the nature thereof, the period of existence thereof and what action Borrower OR its subsidiaries have taken or propose to take with respect thereto.

               (E) Borrower shall furnish to Lender, prompt written notice of any condition or event which has resulted in or might result in:

                       (1) a material adverse change in the consolidated condition (financial or otherwise) or operations of Borrower; or

                       (2) a breach of or noncompliance with any term, condition or covenant contained herein or in any document delivered pursuant hereto; or

                       (3) a material breach of, or noncompliance with, any term, condition or covenant of any material contract to which Borrower and/or any of its subsidiaries are a party or by which they or their property may be bound.

               (F) Borrower shall furnish to Lender prompt written notice of any claims, proceedings or disputes (whether or not purportedly on behalf of Borrower) against, or to the knowledge of Borrower, threatened or affecting Borrower which, if adversely determined, would have a material adverse effect on the business, properties or condition (financial or otherwise) of Borrower or any subsidiaries or any labor controversy resulting in or threatening to result in a strike against Borrower, or of any proposal by any public authority to acquire any of the material assets or business of Borrower.

       4.3  FINANCIAL RECORDS.  Borrower shall:

               (A) At all times keep true and complete financial records in accordance with GAAP consistently applied;

               (B) At all reasonable times, permit Lender to examine any or all of their financial and other records and to make excerpts therefrom and transcripts thereof;

               (C) Maintain its books and records at its current principal office which is the same address listed for the Borrower in Section 9.1 hereof; and

               (D) Maintain its current fiscal year.

       4.4 EXISTENCE AND LICENSES. Borrower shall preserve its corporate existence in good standing and will be and remain qualified to do business in good standing in all states in which it is required to be so qualified, and will maintain all permits, licenses and other similar matters necessary or appropriate for its business.

       4.5 NOTICE. Borrower shall notify Lender in writing, within no more than twenty-four (24) hours (and without the benefit of any grace period afforded in any provision of this Loan Agreement or any Security Instrument) after Borrower or any of Borrower's officers or directors learns of any of the following:

               (A) the existence or occurrence of any Event of Default or Possible Default under this Loan Agreement, or any default under the Note or any of the Security Instruments;

               (B) any representation or warranty made herein, or in any related writing, not being or ceasing to be, for any reason, in any material respect, true and complete and not misleading; or

               (C) the institution of, or adverse determination in, any litigation, arbitration or governmental proceeding (including but not limited to an audit or examination by the Internal Revenue Service) which could have a material and adverse effect upon Borrower, which notification shall describe the nature thereof, what happened with respect thereto and what steps are being taken by Borrower, as the case may be, with respect thereto.

       4.6 AGREEMENTS. Borrower shall comply timely with all its agreements and valid obligations to and with all parties, and shall not commit or permit to be committed any default thereunder.

        4.7 STOCK. Until such time as those transactions contemplated in that certain Letter of Understanding from Lender to Borrower dated July 30, 1999 ("Letter of Understanding") are completed or abandoned, Borrower shall instruct its Secretary and stock transfer agent not to issue any additional capital stock, warrants, options or rights with respect thereto or instruments convertible into its capital stock, and Borrower shall not issue any additional capital stock, warrants, options or rights with respect thereto, or instruments convertible into its capital stock.

       4.8 COMPLIANCE WITH LAWS AND AGREEMENTS. Borrower shall comply with the applicable statutes, regulations, ordinances and other laws applicable to their operations and activities.

       4.9 PAYMENT OF DEMAND NOTE AND OTHER INDEBTEDNESS. Borrower shall timely pay the Note and all the other Indebtedness in accordance with their respective terms. All payments on the Note and the other Indebtedness shall be made to Lender in immediately available funds at Lender's principal office on the date due by no later than 2:00 p.m. Lender's local time. Funds received by Lender after that time shall be deemed to be received by Lender on the following business day.

5. NEGATIVE COVENANTS. Borrower agrees that, until the principal of and all interest on the Note and all the other Indebtedness shall have been paid in full and this Loan Agreement terminated, Borrower shall observe and comply with each of the following provisions:

       5.1 MATERIAL ADVERSE CHANGES. Borrower shall not permit a "material adverse change" (as hereinafter defined) to occur. A "material adverse change" shall be deemed to have occurred upon any of the following:

               (A) Any real estate of Borrower is sold for less than 90% of the amount shown on Borrower's Collateral Analysis Schedule, a copy of which has already been provided to Lender and shall be updated quarterly (the "Collateral Analysis Schedule"); or in the event there are no sales, future values (as reflected on any future Collateral Analysis Schedule of such real estate diminish more than 15% in the aggregate from their present value reflected on the initial Collateral Analysis Schedule.

               (B) The operating revenues and cash flows from Borrower and Cybermax, Inc. ("Cybermax") at the end of any fiscal quarter in 1999 (on a cumulative basis) are less than 90% of those recorded for the same period in 1998 or if the negative cash flow from Borrower and Cybermax is more than $1,000,000 at any time during 1999-2000.

               (C) Borrower's investment in Greenleaf, Inc. results in a material negative cash effect on Borrower. Examples of a negative effect associated with this investment would be if Borrower incurs any substantial negative cash flow or is involved in material litigation in connection with Greenleaf Technologies Corp.

       5.2 MINIMUM TANGIBLE NET WORTH. Borrower shall maintain the following standards:

                  At no time will the calculated net realizable value of the assets of Borrower be less than $10,000,000 in excess of Borrower's liabilities. The calculated net realizable value of the assets will be computed at the end of each calendar quarter. The calculated net realizable valueof the assets will be based upon the market price of the Wickes, Inc. and Greenleaf Technologies Corp. shares owned by Borrower (which shall be the average closing price of the Wickes, Inc. stock over the last 20 trading days of the calendar quarter), the net realizable value of any real estate (determined as set forth below), the value of Borrower's ownership interest in Buildscape, Inc., at the lesser of $3.00 per share or the value per share estimated by Lender from time to time, plus the net current assets and less all liabilities (adjusted for any amounts included in the calculations above) of Borrower. For purposes of this Section 5.2, the net realizable value of the real estate shall be as reflected on the Collateral Analysis Schedule prepared by the Borrower's real estate manager using comparable sales figures and updated for past sales. The Lender reserves the right, at its sole discretion, to request a third party appraisal no more than once in a calendar quarter. If the Lender exercises this right, then the minimum net realizable value of any given piece of real estate for the twelve months following receipt of the appraisal shall not be greater than the amount shown on the appraisal.
       As used herein, the term GAAP refers to generally accepted accounting principals in effect in the United States of America from time to time and applied in a manner consistent with past practices.

       5.3 ADVANCES, REPAYMENT OF DEBTS AND DIVIDENDS. With the exception of settling accounts receivable and accounts payable between Borrower and its subsidiaries and except as permitted in Section 5.7 of this Loan Agreement, without the prior written consent of Lender, Borrower shall not make any advances or make any payment of principal or interest on any debt owed to its subsidiaries, and shall not pay any actual or constructive dividends in cash, stock or other property, and shall not make any other distributions whatsoever with respect to any of its capital stock, or set aside any funds for any of such purposes.

       5.4 REPURCHASE OF STOCK. With the exception of the 520,000 common capital shares of Borrower which Lender intends to exchange with Borrower for a certain number of shares of the common capital stock of Buildscape, Inc., without the prior written consent of Lender, neither Borrower nor any of its subsidiaries shall purchase, acquire, redeem or retire any of Borrower's capital stock or rights with respect thereto, nor shall Borrower liquidate or dissolve or take any action with a view towards same.

       5.5 MERGERS, SALES AND TRANSFERS. Without the prior written consent of Lender, Borrower or Borrower's subsidiaries shall not:

               (A) Be or become a party to any consolidation,reorganiza-tion or merger;

               (B)        Sell all or substantially all of its assets;

               (C) Purchase all or a substantial part of the assets of any other
corporation,   partnership,   limited   liability   company  or  other  business
enterprise; or

               (D)        Effect  any  change in its capital structure, or amend
its  Articles  of  Incorporation,   except  to  consummate  those   transactions
contemplated in the Letter of Understanding.

       5.6 COMPENSATION. The aggregate amount of compensation and fees payable to J. Steven Wilson by Borrower and its subsidiaries and affiliates, exclusive of Wickes, Inc. and its subsidiaries, shall not be increased above that level paid to J. Steven Wilson during Borrower's 1998 fiscal year prior to the repayment in full of the Indebtedness and termination of the Security Documents.

       5.7 SUBSIDIARIES. Except to consummate those transactions contemplated in the Letter of Understanding, without the prior written consent of Lender, neither Borrower nor any of Borrower's subsidiaries shall create any new subsidiaries or acquire any capital stock or other securities or interests in another corporation, limited liability company, entity, partnership, joint venture or business. Borrower shall not transfer, assign or lend any money or other property to any subsidiary or affiliate, except when necessary in order for Borrower's subsidiaries to pay reasonable operating expenses or outstanding accounts payables.

       5.8 NEW BUSINESS. Borrower and its subsidiaries shall not change materially the nature of their respective businesses in any manner or engage in any business not engaged in on the date hereof.

       5.9 CAPITAL CONTRIBUTIONS. Except as permitted in Section 5.7 of this Loan Agreement and to consummate the transactions contemplated in the Letter of Understanding, without the prior written consent of Lender, neither Borrower nor any of its subsidiaries shall make any capital contribution to, or investment in, any subsidiary or purchase or commit to purchase any additional stock or securities of any kind from any subsidiary.

       5.10  PREPAYMENT  OF  OTHER  DEBTS.  Neither  Borrower  nor  any  of  its
Subsidiaries   shall  prepay  prior  to  their  respective   presently  existing
maturities any debts or liabilities.

       5.11 INDEBTEDNESS. Without the prior written consent of Lender, neither Borrower nor any of its subsidiaries shall incur any indebtedness for borrowed money whatsoever or guaranty or become directly or contingently liable on any note or other evidence of indebtedness, letter of credit or contract of any kind, or enter any contract or agreement requiring it to make payments regardless of the performance by the other party or that has the effect of constituting a guaranty (and Borrower shall not make any guaranty for any affiliate), except only for trade payables incurred by Borrower in the ordinary course of business, and capital leases and equipment purchases of $100,000 or less in the aggregate per annum. Notwithstanding the foregoing, Borrower may incur indebtedness for borrowered money, which is secured by any of the unencumbered assets owned by Borrower (the "Unencumbered Assets"), provided (a) Borrower nor any of its subsidiaries shall be directly or contingently liable on the note or other evidence of indebtedness, or, in connection therewith, directly or contingently liable on a letter of credit, guaranty, contract of any kind or contract for purchase or option to purchase any of the Unencumbered Asset, and (b) Lender's only recourse for Borrower's default on the loan would be against the Unencumbered Assets.

       5.12 LOANS. Except as permitted in Section 5.7 of this Loan Agreement, neither Borrower nor any of its subsidiaries shall make any loans other than the creation of accounts receivable in the ordinary course of business, or advance any funds whatsoever, except in the ordinary course of business to employees of Borrower or its subsidiaries for travel, entertainment, relocation and similar expenses not to exceed $40,000 in the aggregate outstanding at any one time, without the prior written consent of Lender.

6. ADDITIONAL AGREEMENTS REGARDING STOCK. As additional security for the Loan, Borrower hereby assigns to Lender all of the respective rights, titles and interests of Borrower under any and all registration rights and similar agreements with respect to the stock Cybermax and Wickes Inc., to the extent Lender has from time to time foreclosed upon or otherwise acquired or thereafter does foreclose or otherwise acquire any of the stock of Cybermax or Wickes, Inc. owned by Borrower.

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

       7.2 DEFAULTS UNDER LOAN DOCUMENTS. If any default or Event of Default occurs under any Loan Document.

       7.3 COVENANTS AND AGREEMENTS. If Borrower or any of its Subsidiaries shall violate or fail to perform or observe any covenant, agreement, condition, representation, warranty, or other provision (other than Section 7.1 or 7.2 hereof) contained in any of the Loan Documents and such failure or omission shall not have been fully corrected to the complete satisfaction of Lender within 10 days (or such shorter grace period as may be provided in the particular Loan Document for the particular default) after Lender has given written notice thereof to Borrower.

       7.4 FAILURE TO PAY OTHER INDEBTEDNESS. If Borrower or any of its subsidiaries shall fail to pay or perform any other obligation it may have or be subject to with respect to any party without consideration of any applicable grace period.

       7.5 ACCURACY OF STATEMENTS. If any representation or warranty or other statement of fact contained herein or in any of the Security Instruments or in any writing, certificate, report or statement at any time furnished by or for Borrower to Lender pursuant to or in connection with this Loan Agreement or otherwise in connection with the transactions contemplated hereby shall be false or misleading in any material respect or shall omit to state a material fact required to be stated therein in order to make the statements contained therein, in light of the circumstances under which made, not misleading, on the date as of which made, whether or not made with knowledge of same.

                 7.6 ACCURACY OF SUPPLEMENTS, REQUESTS FOR DISBURSEMENTS AND REQUESTS FOR RELEASE AND REASSIGNMENT OF WICKES STOCK. If Borrower shall make any representation, warranty or statement, including, but not limited to, representations made by Borrower as to how the Loan proceeds shall be used or as to how the proceeds from that portion of Stock sold pursuant to Section 8.2 of the Wickes Stock Pledge Agreement shall be used, in a supplement to or in connection with this Loan Agreement, Request or request for release and reassignment sent to Lender pursuant to Section 8.2 of the Wickes Stock Pledge Agreement, which is materially false or misleading or which fails to state a material fact required to be stated therein in order to make the statements contained therein not misleading, in light of the circumstances under which made, on the date as of which made, whether or not made with knowledge of the same.

       7.7 CROSS DEFAULTS. If an event of default occurs under any other loan document between Borrower or any of Borrower's subsidiaries and Lender pursuant to which Lender has loaned certain amounts to Borrower or any of Borrower's subsidiaries. Likewise, any Event of Default under this Loan Agreement or the Note shall be deemed an event of default under all other loan documents between Borrower or any of Borrower's subsidiaries and Lender, and all sums due thereunder shall be immediately accelerated and shall become immediately due and payable to Lender.

       7.8  OTHER DEFAULTS.  If any of the following shall occur:

               (A) Any lien, garnishment, levy, attachment or encumbrance of any kind is placed against any property which serves as collateral for the Note or any other property of Borrower or any of its subsidiaries;

               (B) The issuance of any tax lien or levy against Borrower or any of its subsidiaries or against any of Borrower's or any of its subsidiaries' property, or Borrower's or any of its subsidiaries' failure to pay, withhold, collect or remit any tax when assessed or due;

               (C) There shall hereafter occur any material and adverse change in the business operations and condition, financial or otherwise, of Borrower or any of its subsidiaries or in the value of the collateral securing payment of the Note; and

               (D) If a final judgment or judgments for the payment of money in the aggregate in excess of $10,000.00 shall be rendered against Borrower or any of its subsidiaries and such judgment(s) shall remain unsatisfied or unstayed for a period of thirty (30) days.

       7.9 SOLVENCY AND OTHER MATTERS. If Borrower or any of its subsidiaries shall:

               (A)       discontinue business; or

               (B)       make a general assignment for the benefit of creditors;
or

               (C) apply for or consent to the appointment of a custodian, receiver, trustee or liquidator of all or a substantial part of its or their assets; or

               (D)       be adjudicated a bankrupt or insolvent; or

               (E) file a voluntary petition in bankruptcy or file a petition or an answer seeking a composition, reorganization or an arrangement with creditors or seeking to take advantage of any other law (whether federal or state) relating to relief for debtors, or admit (by answer, default or otherwise) the material allegations of any petition filed against them in any bankruptcy, reorganization, composition, insolvency or other proceeding (whether federal or state) relating to relief for debtors; or

               (F) suffer or permit to continue unstayed and in effect for thirty (30) consecutive days any judgment, decree or order entered by a court or governmental agency of competent jurisdiction, which assumes control of Borrower or approves a petition seeking a reorganization, composition or arrangement of Borrower or any other judicial modification of the rights of any of its creditors, or appoints a custodian, receiver, trustee or liquidator for Borrower or for all or a substantial part of any of its business or assets; or

               (G) not be paying their respective debts as they become due or

               (H) be enjoined or restrained from conducting all or a material part of any of their respective businesses as now conducted and the same is not dismissed and dissolved within thirty (30) days after the entry thereof.

8. REMEDIES UPON DEFAULT. Notwithstanding any contrary provision or inference herein or elsewhere Lender shall have the following rights and remedies:

       8.1 OPTIONAL ACCELERATION. If any Event of Default referred to in Sections 7.1 through 7.8 hereof shall occur, Lender, in its absolute discretion, without further notice to the Borrower, may declare all or any of the Indebtedness, including, but not limited to, the Note, to be, whereupon the same shall be, accelerated and immediately due and payable in full, all without any presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by Borrower.

       8.2 AUTOMATIC ACCELERATION. If any Event of Default referred to in Sections 7.9 hereof shall occur, all of the Indebtedness, including the Note, shall thereupon become accelerated and be immediately due and payable in full, all without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by Borrower.

       8.3 OFFSETS. If any Event of Default or Possible Default shall occur or begin to exist, Lender shall have the right then, or at any time thereafter, to set off against, and to appropriate and apply toward the payment of the Indebtedness (in such order as Lender may select in its sole discretion), including but not limited to the indebtedness evidenced by the Note, whether or not such indebtedness shall then have matured or be due and payable and whether or not Lender has declared the Note and/or other Indebtedness to be in default and immediately due, any and all deposit balances and other sums and indebtedness and other property then held or owed by the Lender to or for the credit or account of Borrower, and in and on all of which Borrower hereby grants Lender a first security interest and lien to secure all the Indebtedness, all without notice to or demand upon Borrower all such notices and demands being hereby expressly waived.

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
                                               Attn:  Cathe Gray
                                               (904) 281-2200
                                               Fax (904) 296-0584



                                  cc:         Malcolm Graham, Esq.
                                              Holland & Knight, LLP
                                              50 North Laura Street
                                              Post Office Box 52687
                                              Jacksonville, Florida  32201
                                              (32202 street address)
                                              Telephone: (904) 353-2000
                                              Fax: (904) 358-2199

       9.2 TIME NOTICES DEEMED GIVEN. All Notices shall be effective upon being properly personally delivered, or upon confirmation of a telephonic facsimile, or upon the delivery to a reputable express messenger service. The period in which a response to any such notice must be given shall commence to run from the date on the receipt of a personally delivered notice, or the date of confirmation of a telephonic facsimile or one day following the proper delivery of the Notice to a reputable express messenger service, as the case may be.

10. FEES AND EXPENSES. Borrower agrees that they shall be responsible for and shall pay Lender's expenses incurred in negotiating and effecting this Loan and the Loan Documents, including Lender's attorneys' fees in the amount of $10,000.00 which, Borrower hereby agrees to have paid out of the initial disbursement of the Loan proceeds made on even date herewith and wired to Lender's counsel, Greenebaum, Doll & McDonald, PLLC, but shall nevertheless be deemed disbursed directly to Borrower and evidenced by the Note.

                  Further, in the event of any default under this Loan Agreement, the Note or any of the Security Instruments or any related instruments, Borrower shall pay to Lender, to the extent allowable by applicable law, such further amounts as shall be sufficient to reimburse fully the Lender for all of its costs and expenses of enforcing its rights and remedies under this Loan Agreement, the Note and the Security Instruments, and in protecting or preserving any security for the Indebtedness, including without limitation, Lender's reasonable attorneys', appraisers' and accountants' fees, court costs, security costs and maintenance costs, and the same shall be deemed evidenced by the Note and secured by all the Security Instruments. All obligations provided for in this Section shall survive termination or cancellation of this Loan Agreement for any reason whatsoever.

11. MISCELLANEOUS PROVISIONS. This Loan Agreement shall be subject to the following miscellaneous provisions:

       11.1 CONSTRUCTION. The parties have participated jointly in the negotiation and drafting of this Loan Agreement. In the event an ambiguity or question of intent or interpretation arises, this Loan Agreement shall be construed as if drafted jointly by the parties and no presumption of burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Loan Agreement. Unless the context clearly states otherwise, the use of the singular or plural in this Loan Agreement shall include the other and the use of any gender shall include all others. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Loan Agreement. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

       11.2 COUNTERPARTS. This Loan Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original copy of this Loan Agreement and all of which, when taken together, shall be deemed to constitute one and the same agreement.

       11.3 ENTIRE AGREEMENT. This Loan Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter herein contained, and supersedes all prior agreements, correspondence, arrangements and understandings relating to the subject matter hereof.

       11.4 FURTHER ASSURANCES. Borrower agrees (a) to furnish upon Lender's request such further information, (b) to execute and deliver such other documents, and (c) to do such other acts and things, all as Lender may reasonably request for the purpose of carrying out the intent of this Loan Agreement and the documents referred to in this Loan Agreement.

       11.5 GOVERNING LAW. This Loan Agreement and all other Loan Documents are executed and delivered in, and shall be governed by the laws of, the Commonwealth of Kentucky, without giving effect to any conflict of law rule or principle that might require the application of the laws of another jurisdiction.

       11.6 HEADINGS. The headings in this Loan Agreement are included for purposes of convenience only and shall not be considered a part of this Loan Agreement in construing or interpreting any provision hereof.

       11.7 INVALIDITY OF PROVISIONS; SEVERABILITY. If any provision of this Loan Agreement or the application thereof to any person or circumstance shall to any extent be held in any proceeding to be invalid, illegal or unenforceable, the remainder of this Loan Agreement, or the application of such provision to persons or circumstances other than those to which it was held to be invalid, illegal or unenforceable, shall not be affected thereby, and shall be valid, legal and enforceable to the fullest extent permitted by law, but only if and to the extent such enforcement would not materially and adversely frustrate the parties' essential objectives as expressed herein. Notwithstanding the foregoing, each party hereto agrees that it has reviewed the provisions of this Loan Agreement, and that the same, taken as a whole, are fair and reasonable.

       11.8 LIMITATION ON INTEREST. It is the intention of the parties hereto to conform strictly to applicable usury laws. Accordingly, all agreements between

Borrower and Lender withrespect to the Note and the Loan Documents are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Lender or charged by Lender for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If the Loan would be usurious under applicable law, then, notwithstanding anything to the contrary in the Note or in the Loan Documents: (a) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under the Note or the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on the Note by the holder thereof or, at Lender's option, refunded to Borrower; and (b) if maturity is accelerated by reason of an election by Lender, or in the event of an prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, interest in excess of the maximum allowed by applicable law, if any provided for in the Note, the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance until payment in full so that the actual rate of interest is uniform through the term hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such interest in excess of the maximum allowed by applicable law, shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on the Note or, at Lender's option, refunded to Borrower. The terms and provisions of this Section shall control and supersede every other provision of the Note and Loan Documents. The Note is a contract made under and shall be construed in accordance with and governed by the laws of the Commonwealth of Kentucky, except that if at any time the laws of the United States America permit Lender to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of the Commonwealth of Kentucky (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Lender may contract for, take, reserve, charge or receive under the Note.

       11.9 BINDING EFFECT. The provisions of this Loan Agreement shall bind and benefit Borrower and Lender and their respective successors and assigns, including each subsequent holder, if any, of the Note or any other Indebtedness.

       11.10 MODIFICATIONS. This Loan Agreement may be modified only in writing executed by Lender and Borrower.

       11.11 TIME OF ESSENCE. Time is of the essence in the performance by Borrower of all the obligations set forth in this Loan Agreement and in all of the other Loan Documents.

       11.12 WAIVER. The rights and remedies of Lender hereunder are cumulative and not alternative. Neither the failure nor any delay by Lender in exercising any right, power, or privilege under this Loan Agreement or the documents referred to in this Loan Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. Each such right, power, remedy or privilege may be exercised by Lender, either independently or concurrently with others, and as often and in such order as Lender may deem expedient. To the maximum extent permitted by applicable law, no waiver that may be given by a party will be applicable except in the specific instance for which it is given. No waiver or consent granted by Lender with respect to this Loan Agreement, the Indebtedness or any Security Instrument or related writing shall be binding upon Lender, unless specifically granted in writing by a duly authorized officer of Lender, which writing shall be strictly construed.

       11.13 INTERPRETATION. The parties hereto hereby agree that this Loan Agreement shall be so interpreted to give effect and validity to all the provisions hereof to the fullest extent permitted by law.

       11.14 ASSIGNMENT. Borrower shall not assign any of its rights under the Loan Agreement or any of the Loan Documents to any other party. Lender may assign its rights and obligations under this Loan Agreement and the other Loan Documents, in whole or in part, without the need for consent from Borrower and such assignee shall be entitled to the benefits of Lender's rights hereunder.

       11.15 SURVIVAL OF COVENANTS, AGREEMENTS, WARRANTIES AND REPRESENTATIONS. All covenants, agreements, warranties and representations made by Borrower herein shall survive the making of the Loan and delivery of the Note, this Loan Agreement and any and all Security Instruments for the Note and other Indebtedness, and shall be deemed to be continuing covenants, agreements, representations and warranties at all times while any portion of the Indebtedness, including the Note, remains unpaid.

12. JURY TRIAL WAIVER. BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES THE RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION OR ANY OTHER PROCEEDING BASED ON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS LOAN AGREEMENT OR ANY OTHER LOAN DOCUMENT OR OUT OF ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER WRITTEN OR ORAL) OR ACTIONS OF THE BORROWER OR LENDER.

                         [SIGNATURES ON FOLLOWING PAGE]

       IN WITNESS WHEREOF, the parties have entered into this Loan Agreement as of the date first written above.


                                  IMAGINE INVESTMENTS, INC.

                                  By:_________________________________
                                  Title:
                                              ("Lender")


                                  RIVERSIDE GROUP, INC.

                                  By:_________________________________
                                  Title:
                                              ("Borrower")

DEMAND PROMISSORY NOTE


$1,800,000.00                                              LOUISVILLE, KENTUCKY
                                                                AUGUST 27, 1999

       FOR VALUE RECEIVED, the undersigned, RIVERSIDE GROUP, INC., a Florida corporation with a principal office and place of business in Jacksonville, Florida ("Maker"), hereby promises and agrees to pay to the order of IMAGINE INVESTMENTS, INC., a Delaware corporation, or to any holder of this Note ("Payee"), the principal sum of ONE MILLION EIGHT HUNDRED THOUSAND DOLLARS ($1,800,000.00), or the aggregate principal amount advanced and which shall be outstanding under this Note, together with interest upon such principal balance at the rate provided below, in legal tender of the United States of America. The unpaid principal balance of, and all accrued interest on, this Note shall be due and payable in full on demand, but no earlier than August 26, 2000. All payments under this Note shall be paid to Payee at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206, or to such other person or at such other place as may be designated in writing by Payee or any subsequent holder of this Note.

       (1) INTEREST RATE AND PAYMENT OF INTEREST. The principal balance of this Note shall bear interest at the rate of twelve and three-quarters percent (12.75%) per annum. Maker shall make payments of interest on this Note quarterly, commencing on October 1, 1999, and continuing on the first (1st) day of every third (3rd) month thereafter until Maker pays in full all sums due under this Note. All interest on the principal balance of this Note shall be computed on the basis of the actual number of days elapsed over an assumed year of 360 days. All parties hereto hereby specifically agree that the laws of the Commonwealth of Kentucky shall govern this Note.

       (2) REPAYMENT OF PRINCIPAL AND INTEREST. The Maker acknowledges that the Payee may demand payment of the entire outstanding balance and all accrued, but unpaid interest on this Note at any time on or after August 26, 2000, at which time, this Note will become due and payable in full. This Note may be prepaid in whole or in part at any time and from time to time without penalty.

       (3) APPLICATION OF PAYMENTS. Payments made under this Note shall be applied, at the holder's sole option, first to any expenses or sums advanced by Payee or other amounts (other than principal and interest) payable to Payee in respect of and in accordance with the terms of this Note, the Loan Agreement or under the terms of any document or instrument securing the repayment of this Note; second, to accrued but unpaid interest upon the principal balance of this Note and then to the principal balance of this Note.

        (4) OVERDUE PAYMENTS; DEFAULT RATE. All overdue payments of principal or interest on this Note shall bear additional interest until paid in full at the rate per annum (calculated on the basis of an assumed year of 360 days as aforesaid) of five percent (5%) in excess of the rate otherwise payable under the terms of this Note or the highest rate allowed by applicable law, whichever is lower, and shall be due and payable on demand of the holder hereof. The collection of default rate interest shall not be deemed a waiver of an Event of Default.

       (5) SECURITY. This Note is secured by a pledge of the following: (i) 1,000 shares of the capital stock of Cybermax, Inc., a Florida corporation, pursuant to that certain Stock Pledge Agreement, dated as of even date herewith, between Maker and Payee, and (ii) 921,845 shares of the capital stock of Wickes, Inc., a Delaware corporation, pursuant to that certain Stock Pledge Agreement, dated as of even date herewith between Maker and Payee herewith. This Note has been issued pursuant to the Loan Agreement among Maker and Payee, dated on even date herewith (the "Loan Agreement") (such Loan Agreement and the foregoing Stock Pledge Agreements, as amended, are hereinafter collectively referred to as the "Security Documents"), and is subject to all terms and conditions of the Loan Agreement and is entitled to all the benefits of the Security Documents.

       (6) EVENTS OF DEFAULT. Each of the following events shall constitute an event of default under this Note, the occurrence of any of which shall entitle the holder hereof to declare the entire principal balance of this Note, together with all accrued interest and all other liabilities, indebtedness and obligations of Maker to Payee, whether now existing or hereafter created, to be immediately due and payable, and to take any and all action allowed Payee, under this Note, under the Security Documents, and under any other agreements between Maker and Payee or as allowed by applicable law or equity:

       (a) The failure of Maker to make any payment of principal or interest provided for in this Note on the date upon which it is due;

       (b)       The occurrence of  an Event  of  Default  under  any  Security
Document; or

       (c) The occurrence of an event of default under any loan document between Maker or any of Maker's subsidiaries and Payee pursuant to which Payee has loaned certain amounts to Maker or any of Maker's subsidiaries.

       (7) CROSS DEFAULT; ACCELERATION. If Maker fails to make any payment of principal or interest provided for in this Note on the date upon which it is due or otherwise defaults under this Note or related loan documents, all sums and amounts due under all other loan documents between Maker or any of Maker's subsidiaries and Payee shall be immediately accelerated and shall be immediately due and payable to Payee.

       (8) NO WAIVER, CUMULATIVE REMEDIES. The failure of Payee to exercise any of its rights and remedies shall not constitute a waiver of the right to exercise them at that or any other time. All rights and remedies of Payee in the event of a default shall be cumulative to the greatest extent permitted by law.

       (9) EXPENSES. If there is any default under this Note or any Security Document and this Note is placed in the hands of any attorney for collection or is collected through any court including any bankruptcy court, Maker promises and agrees to pay to Payee its attorneys' fees, court costs, and all other expenses incurred in collecting or attempting to collect or securing or attempting to secure this Note as provided by the laws of the Commonwealth of Kentucky, or any other state where the collateral or any part of it is situated. This section shall be deemed supplemental to, and not to be in substitution for, that section of any Security Document dealing with the reimbursement of expenses. Further, Maker agrees to pay all of Payee's legal fees and expenses in connection with the making and documentation of the loan evidenced by this Note.

       (10)WAIVERS. Maker waives (a) presentment, demand, notice of dishonor, protest, notice of protest and non-payment, and (b) all exemptions to which Maker may now or hereafter be entitled under the laws of the Commonwealth of Kentucky, of any other state, or of the United States, and agrees that Payee shall have the right (i) to grant Maker or any guarantor of this Note any extension of time for payment of this Note or any other indulgence or forbearance whatso ever, and (ii) to release any security for or guarantor of payment of this Note, without in any way affecting the liability of Maker under this Note under the Security Documents, and without waiving any rights Payee may have under this Note or by virtue of the laws of the Commonwealth of Kentucky, or any other state of the United States.

       (11) TIME OF ESSENCE. Time is of the essence in the payment and performance of all of Maker's obligations under this Note, the Security Documents and all documents securing this Note or relating hereto.

       (12) VENUE AND JURISDICTION.Maker further agrees that in the event of any litigation for collection of or relating to this Note, jurisdiction and venue shall be proper and appropriate in any court sitting in Louisville or Jefferson County Kentucky, and Maker hereby consents to such jurisdiction and venue.

       (13) WAIVER OF JURY TRIAL. MAKER VOLUNTARILY AND INTENTIONALLY WAIVES AND SHALL NOT ASSERT ANY RIGHT THAT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING FROM OR CONNECTED WITH THIS NOTE, THE SECURITY DOCUMENTS OR ANY AGREEMENT MADE OR CONTEMPLATED TO BE MADE IN CONNECTION THEREWITH, OR ANY COURSE OF DEALING, COURSE OF CONDUCT, STATEMENT OR ACTIONS OF ANY PARTY IN CONNECTION WITH THIS NOTE.

       (14) LIMITATION ON INTEREST. It is the intention of the parties hereto to conform strictly to all applicable usury laws. Accordingly, all agreements between Maker and Payee with respect to this Note and the Loan Documents, as defined in the Loan Agreement, are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Payee or charged by Payee for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If this loan would be usurious under applicable law, then, notwithstanding anything to the contrary in this Note or in the Loan
Documents: (a) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under this Note or the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on this Note by the holder thereof, or, at Payee's option, refunded to Maker; and (b) if maturity is accelerated by reason of an election by Payee, or in the event of an prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, interest in excess of the maximum allowed by applicable law, if any provided for in this Note, the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance of principal hereunder until payment in full so that the actual rate of interest is uniform through the terms hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such interest in excess of the maximum allowed by applicable law shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on this Note, or, at Payee's option, refunded to Maker. The terms and provisions of this Section shall control and supersede every other provision of this Note and the Loan Documents. This Note shall be construed in accordance with and governed by the laws of the Commonwealth of Kentucky, except that if at any time the laws of the United States America permit Payee to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of Kentucky (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Payee may contract for, take, reserve, charge or receive under this Note.

       (15) PARTIAL INVALIDITY. If any one or more of the provisions of this Note, or the applicability of any such provision to a specific situation, shall be held invalid or unenforceable, such provision shall be modified to the minimum extent necessary to make it or its application valid and enforceable, and the validity and enforceability of all other provisions of this Note and all other applications of any such provision shall not be affected thereby. In the event such provision(s) cannot be modified to make it or them enforceable, the invalidity or unenforceability of any such provision(s) of this Note shall not impair the validity or enforceability of any other provision of this Note.

       (16) BINDING EFFECT. This Note shall bind the successors and assigns of Maker and shall inure to the benefit of Payee and its successors and assigns. Maker shall not assign or allow the assumption of its rights and obligations hereunder without Payee's prior written consent.

                          [SIGNATURE ON FOLLOWING PAGE]

       IN WITNESS WHEREOF, the undersigned Maker has executed this Note as of the date first above written.

                                            RIVERSIDE GROUP, INC.

                                            By:______________________________

                                            Title:___________________________

                                                        ("Maker")

                                              STOCK PLEDGE AGREEMENT

         THIS STOCK PLEDGE AGREEMENT is entered into and effective as of August 27, 1999 (the "Effective Date"), by and between: (i) RIVERSIDE GROUP, INC., a Florida corporation having its principal office in Jacksonville, Florida ("Borrower"), and (ii) IMAGINE INVESTMENTS, INC., a Delaware corporation having its principal office in Dallas, Texas ("Lender"). All capitalized terms defined in that certain Loan Agreement dated as of the Effective Date between Borrower and Lender (as amended, restated, modified or supplemented from time to time, the "Loan Agreement") and not otherwise defined herein shall have the same meaning herein as in the Loan Agreement.

         RECITALS:

         A. Pursuant to the terms of the Loan Agreement and the Note executed by Borrower in favor of Lender in the face principal amount of One Million Eight Hundred Thousand Dollars ($1,800,000.00), Lender has agreed to extend a loan to Borrower in the amount of One Million Five Hundred Thousand Dollars ($1,500,000.00) (the "Loan").

         B. To induce Lender to make the Loan to Borrower, without which inducement Lender would be unwilling to do so, Borrower has agreed to pledge and grant a security interest in certain shares of the common capital stock of Wickes, Inc. ("Wickes"), a Delaware corporation, standing in Borrower's name (the "Stock") to secure the payment of the Loan and all other obligations of Borrower in connection with the Loan, pursuant to the terms and conditions of this Stock Pledge Agreement.

         AGREEMENT:

         NOW, THEREFORE, the parties hereby agree as follows:

1.  PLEDGE AND DEPOSIT OF SHARES.

         1.1  PLEDGE AND ASSIGNMENT.

               (A) THE STOCK. Borrower hereby pledges and assigns to Lender, and grants a security interest to Lender in, 921,845 shares of the common capital stock of Wickes, now standing in Borrower's name (the "Stock"), as represented by those stock certificates listed on Exhibit A attached hereto and made a part hereof by reference, which such certificates have been delivered herewith by Borrower to Lender, together with a duly executed blank stock power attached thereto, all as collateral security for the full and punctual payment and due performance by Borrower of all its obligations under the Loan Documents (the "Secured Obligations").

         1.2 CERTIFICATES. The certificates or other instruments evidencing all new shares of capital stock and all other securities, rights, warrants, options and the like hereafter created in respect of the Stock, whether by stocksplit, stock dividend, merger, consolidation or otherwise, shall be delivered by Borrower to, and shall be held by, Lender under the terms and conditions of this Stock Pledge Agreement and subject to the lien and security interest herein granted, and the term Stock as used herein shall be deemed to include all such new shares, securities, rights, warrants, options and the like. In addition, any and all shares of stock of Wickes which may be owned or acquired by Borrower now or hereafter, whether created or acquired, shall be deemed pledged to Lender as security pursuant to this Stock Pledge Agreement, and all certificates representing said shares shall be immediately delivered, properly endorsed to Lender, upon issuance to or receipt by Borrower. Furthermore, Borrower agrees that it shall pledge to Lender, immediately upon creation or purchase, any interest which it may create or acquire in any partnership, corporation or other entity whose purpose includes the holding or operation of properties in connection with or related to the business operations of Wickes.

2. COVENANTS. During the period the Stock is being held as security hereunder, Borrower shall not, without the prior written consent of Lender, vote in favor of allowing Wickes to (i) issue any additional capital stock or other equity securities of any kind or options, subscription rights, warrants or other instruments with respect thereto or any other instruments convertible into shares of its capital stock, or sell or issue any treasury stock, (ii) merge into or with or consolidate with any other corporation or business or otherwise participate in any reorganization or sell or lease to others all or substantially all of its assets, (iii) amend its Articles of Incorporation or ByLaws in any manner that would have a material adverse effect on Lender's rights with respect to the Stock, or liquidate or dissolve or take any steps to effect same, or (iv) effect a recapitalization or alter its capital structure.

3.  VOTING RIGHTS; DIVIDENDS, ETC.

         3.1 VOTING OF STOCK. So long as no Event of Default shall have occurred, Borrower shall be entitled to exercise any and all voting and/or consensual rights and powers relating or pertaining to the Stock or any part thereof for any purpose not inconsistent with the terms of this Stock Pledge Agreement.

         3.2 PAYMENT OF DIVIDENDS AND DISTRIBUTIONS. All dividends and distributions, regardless whether in cash, stock, rights, options or other property, and all stock splits, stock dividends and the like and the proceeds of all redemptions and liquidations that are made, paid or declared with respect to the Stock, shall be paid directly to Lender, and those dividends and distributions that are paid in cash, at Lender's sole election, shall be either applied as a payment on the Secured Obligations or held by Lender as additional security for the Secured Obligations and those dividends and distributions that are paid other than in cash shall be held by Lender as additional security for the Secured Obligations (and Borrower shall execute all instruments in connection therewith as are requested by Lender and hereby appoints Lender as its attorney-in-fact to execute such instruments in connection therewith). Borrower represents and warrants to Lender that it is the only duly authorized transfer agent authorized to distribute all such dividends and distributions. If at any time a different transfer agent is authorized to distribute any dividend or distribution, Borrower shall (i) immediately notify Lender thereof and (ii) instruct such transfer agent to send all dividends and distributions with respect to the Stock to Lender, payable directly to Lender. Borrower agrees that any such transfer agent may rely conclusively upon a copy of this Stock Pledge Agreement for authorization to make and send such distributions and dividends directly to Lender without the need for further authorization from, or notification to, Borrower.

4. STATUS OF THE STOCK.  Borrower hereby  represents and warrants to Lender that
(a) the Stock is validly issued and outstanding, fully paid and non-assessable, and constitutes ____% of the issued and outstanding capital stock of Wickes; (b) Borrower is the registered and absolute beneficial owner of the Stock; (c) all the Stock is free and clear of liens, charges and encum brances in favor of persons other than Lender; (d) Borrower has the full power and authority to pledge the Stock to Lender pursuant to this Stock Pledge Agreement; (e) the Stock is freely pledgeable under this Stock Pledge Agreement without the necessity of prior registrations or filings with any state securities department of the Securities and Exchange Commission; and (g) Wickes is a corporation validly existing under the law of the State of Delaware. No part of the Stock shall be sold, transferred or further assigned by Borrower without the prior written consent of Lender, which consent may be arbitrarily withheld so long as this Stock Pledge Agreement is in effect.

5. MAINTENANCE OF PRIORITY OF PLEDGE. Borrower shall be liable for and shall from time to time pay and discharge all taxes, assessments and governmental charges imposed upon the Stock by any federal, state or local authority, the liens of which would or might be held prior to the right of Lender in and to the Stock or which are imposed on the holders and/or registered owners of the Stock. Borrower shall not, at any time while this Stock Pledge Agreement is in effect, do or suffer any act or thing whereby the rights of Lender in the Stock would or might be materially impaired or diminished. Borrower shall execute and deliver such further documents and take such further actions as may be required to confirm the rights of Lender in and to the Stock or otherwise to effectuate the intention of this Stock Pledge Agreement.

6. EVENTS OF DEFAULT. Each of the following shall be deemed an "Event of Default" hereunder:

         6.1 CROSS DEFAULT. The occurrence of any Event of Default under the Loan Agreement, the Note or any other Loan Document, or under any other related instrument or agreement;

         6.2 DEFAULT HEREUNDER. The occurrence of any default of any kind whatsoever under the terms, covenants and conditions of this Stock Pledge Agreement which is not fully corrected to the complete satisfaction of Lender within 5 days after Lender has given Borrower notice thereof.

7. REMEDIES UPON DEFAULT. Upon the occurrence of any Event of Default referred to in Section 6 above, Lender shall have all rights and remedies in and against the Stock and otherwise of a secured party under the Uniform Commercial Code as enacted in the Commonwealth of Kentucky (the "UCC") and all other applicable laws, and shall also have all of the rights provided herein, in the Note and in all other Loan Documents, all of which rights and remedies shall be cumulative to the fullest extent permitted by law. In connection with the foregoing, Lender shall have the right:

         7.1 VOTING RIGHTS. To exercise all voting rights and privileges whatsoever with respect to the Stock, and to that end Borrower hereby constitutes Lender as its proxy and attorney-in-fact for all purposes of voting the Stock, and this appointment shall be deemed coupled with an interest and is and shall be irrevocable until the Secured Obligations have been fully paid and this Stock Pledge Agreement terminated, and all persons whatsoever shall be conclusively entitled to rely upon Lender's verbal or written certification that it is entitled to vote the Stock hereunder. Borrower shall execute and deliver to Lender any and all additional proxies and powers of attorney that Lender may desire in order to vote more effectively the Stock in its own name.

         7.2 RIGHT OF SALE. To declare the Note and the other Secured Obligations immediately due and payable in full, and to sell the Stock in one or more lots, and from time to time, upon 10 business days' prior written notice to Borrower of the time and place of sale (which notice Borrower hereby conclusively agrees is commercially reasonable), for cash or upon credit or for future delivery, Borrower hereby waiving all rights, if any, of marshaling the Stock and any other security for the payment of the Note and other Secured Obligations, and at the option and in the sole discretion of Lender, to either:

                   (I) Sell the Stock at a public sale or sales, including a sale at or on any broker's board or stock exchange; or

                   (II)  Sell  the  Stock at a private sale or sales.

         Lender may bid for and acquire the Stock or any portion thereof at any public sale, free from any redemption rights of Borrower, and in lieu of paying cash therefor, may make settlement for the selling price of the Stock or any part thereof by crediting the net selling price of the Stock against the Note and other Secured Obligations, after deducting all of Lender's costs and expenses of every kind and nature therefrom, including Lender's attorneys' fees incurred in connection with realizing upon the Stock and enforcing the Loan Documents and the Note, provided the same is not prohibited by the laws of the Commonwealth of Kentucky.

         From time to time Lender may, but shall not be obligated to, postpone the time of any proposed sale of any of the Stock which has been the subject of a notice as provided above, and also, upon 10 days' prior written notice to Borrower (which notice Borrower conclusively agrees is commercially reasonable), may change the time and/or place of such sale.

         In the case of any sale by Lender of the Stock or any portion thereof on credit or for future delivery, which may be elected at the option and in the sole discretion of Lender, the Stock so sold may, at the sole option of Lender, either be delivered to the purchaser or retained by Lender until the selling price is paid by the purchaser, but in either event Lender shall incur no liability, to Borrower or otherwise, in case of failure of the purchaser to take up and pay for the Stock so sold. In case of any such failure, such Stock may be sold again by Lender in the manner provided in this Section 7.

         Borrower covenants and agrees that, during any period of sale or liquidation of the Stock by Lender, Borrower shall not sell any other stock of the Wickes if such sale would restrict or limit

Lender's sale of the Stock under Rule 144 or other Rule of the Securities and Exchange Commission or if such sale by Borrower would cause or contribute to a decline in the share price of the Stock. Borrower further agrees in the event of any such sale or liquidation by Lender, to execute any and all forms, including, but not limited to, Forms 144 and customary broker's and seller's representation letters, to enable Lender to effect the sale of the Stock. Borrower shall further take and shall cause Wickes to take all necessary actions to remove any restrictive legend affecting the Stock, and to assist in the effectuation of the sale of the Stock including, at Borrower's expense, the supplying of opinions of counsel customarily required to effect such sales.

         7.3 COSTS AND EXPENSES. After deducting all of Lender's costs and expenses of every kind, including, but not limited to, legal fees and registration (Securities and Exchange Commission and other) fees and expenses, if any, incurred in connection with the sale of the Stock, Lender shall apply the residue of the proceeds of any sale or sales of the Stock against the Note and the other Secured Obligations, in the order of priority elected by Lender. Lender shall not incur any liability to Borrower or otherwise as a result of the sale of the Stock at any private sale or sales, and Borrower hereby waives any claim arising by reason of (i) the fact that the price or prices for which the Stock or any portion thereof is sold at such private sale or sales is less than the price which would have been obtained at a public sale or sales or is less than the amount due under the Note and other obligations secured hereby, even if Lender accepts the first offer received and does not offer the Stock or any portion thereof to more than one offeree, (ii) any delay by Lender in selling the Stock following an Event of Default hereunder, even if the price of the Stock thereafter declines, or (iii) the immediate sale of the Stock upon the occurrence of an Event of Default hereunder, even if the price of the Stock should thereafter increase. Borrower shall remain liable for any deficiency remaining due under the Note, this Stock Pledge Agreement, any of the other Loan Documents or any related documents or instruments.

8. REASSIGNMENT OF SHARES PRIOR TO REPAYMENT. Subject to the terms and conditions of this Section 8, Lender hereby agrees to release and reassign certain portions of the Stock to Borrower, prior to the Note and all other Secured Obligations being paid in full for certain purposes as hereinafter set forth.

         8.1 REASSIGNMENT OF FIRST 81,000 SHARES OF STOCK . In one or more stages, Lender, upon Borrower's request, shall release and reassign to Borrower, in the aggregate, 81,000 shares of the Stock held by Lender as collateral security for the payment of the Secured Obligations (the "First Tier Shares"), provided, and only if, the proceeds from the sale of these shares shall be used for the following purposes, in order of priority as listed below:

               (A)  Full payment of any past due interest on this Loan;

               (B) Full payment of the upcoming quarterly interest payment on this Loan;

               (C) Full payment of any past due interest on Borrower's Secured Promissory Notes (the "11% Debt");

               (D) Full payment of the interest accrued through the date the First Tier Shares are released by Lender on the semi-annual interest payment on Borrower's 11% Debt, but only up to interest due through March 31, 2000;

               (E) Full payment of any past due principal or interest on the Wickes Plus loan; and

               (F) Full payment of the upcoming quarterly interest and principal payments on the Wickes Plus loan.

         To the extent proceeds from the sale of the First Tier Shares exceed the amounts required to satisfy items (a)-(f) listed above (the "First Tier Shares Excess Proceeds"), notwithstanding any other provisions of the Loan Documents, none of the use restrictions contained in this Section 8.1 shall apply to Borrower's use of the First Tier Shares Excess Proceeds.

         8.2 REASSIGNMENT OF AN ADDITIONAL 81,000 SHARES OF STOCK. After the First Tier Shares have been released and reassigned to Borrower as set forth above in Section 8.1, in one or more stages, Lender, upon Borrower's request, shall release and reassign to Borrower, in the aggregate, an additional 81,000 shares of the Stock held by Lender as collateral security for the payment of the Secured Obligations (the "Second Tier Shares"), provided, and only if, the proceeds from the sale of the Second Tier Shares are used for the following purposes, in order of priority as listed below.
              (A)  Full payment of any past due interest on this Loan;

              (B) Twenty percent (20%) of the proceeds from the sale of each of the Second Tier Shares shall be used to reduce the outstanding principal balance of the Loan ;

              (C) Full payment of the upcoming quarterly interest payment on this Loan;

              (D) Full payment of any past due interest on Borrower's 11% Debt;

              (E) Full payment of the interest accrued through the date the Second Tier Shares are released by Lender on the semi-annual interest payment of Borrower's 11% Debt, but only up to interest due through March 31, 2000;

              (F) Full payment of any past due principal or interest on the Wickes Plus loan; and

              (G) Full payment of the upcoming quarterly interest and principal payments on the Wickes Plus loan.

     To the extent proceeds from the sale of the Second Tier Shares exceed the amounts required to satisfy items (a)-(g) listed above (the "Second Tier Shares Excess Proceeds"), notwithstanding the other provisions included in the Loan Documents, none of the use restrictions contained in this Section 8.2 shall apply to Borrower's use of the Second Tier Shares Excess Proceeds.

     8.3 REASSIGNMENT OF AN ADDITIONAL 162,000 SHARES OF STOCK. After the First and Second Tier Shares have been released and reassigned to Borrower as set forth above in Section 8.1 and 8.2, in one or more stages, Lender, upon Borrower's request, shall release and reassign to Borrower, in the aggregate, an additional 162,000 shares of the Stock held by Lender as collateral security for the payment of the Secured Obligations (the "Third Tier Shares"), provided, and only if, the proceeds from the sale of the Third Tier Shares are used for the following purposes, in order of priority as listed below.

              (A)  Full payment of any past due interest on this Loan;

              (B) Thirty percent (30%) of the proceeds from the sale of each of the Third Tier Shares shall be used to reduce the outstanding principal balance of the Loan ;

              (C) Full payment of the upcoming quarterly interest payment on this Loan;

              (D) Full payment of any past due interest on Borrower's 11% Debt;

              (E) Full payment of the interest accrued through the date the Second Tier Shares are released by Lender on the semi-annual interest payment on Borrower's 11% Debt, but only up to interest due through March 31, 2000;

              (F) Full payment of any past due principal or interest on the Wickes Plus loan; and

              (G) Full payment of the upcoming quarterly interest and principal payments on the Wickes Plus loan.

     To the extent proceeds from the sale of the Second Tier Shares exceed the amounts required to satisfy items (a)-(g) listed above (the "Third Tier Shares Excess Proceeds"), notwithstanding the other provisions included in the Loan Documents, none of the use restrictions contained in this Section 8.2 shall apply to Borrower's use of the Third Tier Shares Excess Proceeds.

     8.4 REASSIGNMENT OF THE REMAINING SHARES OF STOCK. After the First, Second and Third Tier Shares have been released and reassigned as set forth above in Sections 8.1, 8.2 and 8.3, in one or more stages, Lender, upon Borrower's request, shall release and reassign to Borrower, in the aggregate, the remaining shares of the Stock held by Lender as collateral security for the payment of the Secured Obligations (the "Remaining Shares"), provided, and only if, the proceeds from the sale of the Remaining Shares are used for the following purposes, in order of priority as listed below:

              (A)  Full payment of any past due interest on this Loan;

              (B) Full payment of all the principal balance of the Loan, together with all accrued, unpaid interest on the Loan;

              (C) Full payment of any past due interest on Borrower's 11% Debt;

              (D) Full payment of the interest accrued through the date the Remaining Shares are released by Lender on the semi-annual interest payment on Borrower's 11% Debt, but only up to interest due through March 31, 2000;

              (E) Full payment of any past due principal or interest on the Wickes Plus loan; and

              (F) Full payment of the upcoming quarterly interest and principal payments on the Wickes Plus loan.

     To the extent proceeds from the sale of the Second Shares exceed the amounts required to satisfy items (a)-(f) listed above (the "Remaining Shares Excess Proceeds"), notwithstanding the other provisions included in the Loan Documents, none of the use restrictions contained in this Section 8.3 shall apply to Borrower's use of the Remaining Shares Excess Proceeds.

     8.5  ADDITIONAL RESTRICTIONS ON SALE OF STOCK.

              (A) Notwithstanding anything contained in this Section 8, except to pay principal and interest on the Loan, Lender shall not be obligated to release or reassign any of the First Tier Shares, Second Tier Shares, Third Tier Shares or Remaining Shares prior to the full repayment and satisfaction of the Note and Secured Obligations if the Collateral Value (as defined below) of the shares of Stock remaining after the proposed release would be less than 200% of the outstanding principal balance of the Loan.

     The "Collateral Value" shall be determined by multiplying the number of shares of the Stock which would remain after the proposed release by the lower of (i) $4.00 per share or (ii) the average closing price per share of the Stock over the last 20 trading days immediately preceding the day the proposed release of the First Tier Shares, Second Tier Shares, Third Tier Shares or Remaining Shares, whichever is applicable, is to occur.

              (B) Lender shall not be obligated to release more shares of the Stock than can be sold by Borrower in accordance with Rule 144 of the rules promulgated under the Securities Act of 1933 ("Rule 144"), unless Borrower has arranged for a private sale of any portion of the Stock which is not subject to Rule 144. Any shares of the Stock reassigned by Lender to Borrower and sold pursuant to a private sale shall be subject to the terms and conditions of
Section 8 of this Stock Pledge Agreement and thus the proceeds from the sale shall be applied as set forth in Section 8.

              (C) The proceeds from the sale of the First Tier Shares, Second Tier Shares, Third Tier Shares and Remaining Shares shall be deposited directly into a restricted account with a bank or agent, satisfactory to Lender, and may only be disbursed and wired to each appropriate payee upon Lender approving the disbursement in writing as evidenced by the signature of Harry Carneal or any other authorized representative of Lender.

     8.6 REQUEST FOR RELEASE AND REASSIGNMENT. When Borrower desires to have any of the First Tier Shares, Second Tier Shares, Third Tier Shares or Remaining Shares reassigned to Borrower, Borrower shall submit a written request, signed by either Cathe Gray, Chief Financial Officer, or J. Steven Wilson, President, stating the number of shares which should be reassigned to Borrower and representing how the proceeds from the sale of the reassigned shares shall be used ("Request for Release"). Statements made by Borrower in each of its Requests for Release shall constitute representations made by Borrower which are subject to Sections 7.5 and 7.6 of the Loan Agreement.

9. TERMINATION. This Pledge Agreement shall terminate when the Note and all the other Secured Obligations have been paid in full, at which time Lender shall reassign and redeliver, without recourse upon or warranty by Lender and at the expense of Borrower (or cause to be so reassigned and redelivered to Borrower, to such person or persons as Borrower shall designate or to such persons as may be legally entitled), against receipt, such of the Stock (if any) as shall not have been sold or otherwise applied by Lender pursuant to the terms hereof and shall still be held by it hereunder, together with appropriate instruments of reassignment and release.

10. NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed to have been duly given (i) upon being delivered personally (or by confirmed telefax or other electronic delivery method); or (ii) four days after being mailed by certified mail, return receipt requested, postage prepaid, or (iii) one day after being sent by Federal Express or other reputable overnight delivery service providing delivery confirmation, for next day delivery, in each case to the parties at the following address (or at such other address for a party as shall be specified by like notice):

              If to Borrower:             Riverside Group, Inc.
                                          7800 Belfort Parkway, Suite 100
                                          Jacksonville, Florida 32256
                                          Attention: Cathe Gray

              If to Lender, to:           Imagine Investments, Inc.
                                          8150 No. Central Expressway
                                          Suite 1901
                                          Dallas, Texas 75206
                                          Attention: Gary Goltz, General Counsel

              With a copy to:             Michael M. Fleishman, Esq.
                                          Greenebaum Doll & McDonald PLLC
                                          3300 National City Tower
                                          Louisville, Kentucky 40202

11.  MISCELLANEOUS.

     11.1 DEFINED TERMS. All capitalized terms not defined herein shall have the meanings ascribed to them in the Loan Agreement executed by Borrower and Lender on even date herewith in connection with the Loan.

     11.2 FUTURE ADVANCES. This Stock Pledge Agreement also secures all additional loans and/or future advances that may be made hereafter at any time by Lender to Borrower.

     11.3 GOVERNING LAW. The laws of the Commonwealth of Kentucky shall govern the construction of this Stock Pledge Agreement and the rights, remedies and duties of the parties hereunder.

     11.4 SEVERABILITY. In the event that any one or more of the provisions contained herein shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof, and this Stock Pledge Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

     11.5 SUCCESSORS AND ASSIGNS. This Stock Pledge Agreement shall bind Borrower and its successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

     11.6 TIME OF ESSENCE. Time shall be of the essence in the performance of Borrower's obligations hereunder.

     11.7 CAPTIONS. The several captions, headings, sections and subsections of this Stock Pledge Agreement are inserted for convenience only and shall be ignored in interpreting the provisions of this Stock Pledge Agreement.

     11.8 COUNTERPARTS. This Stock Pledge Agreement may be executed in several counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

     11.9 WAIVER. The failure of Lender to insist upon strict performance of any of the terms, covenants, or conditions hereof shall not be deemed a waiver of any of its rights or remedies and shall not be deemed a waiver of any subsequent breach or default in any of such terms, covenants, or conditions.

     11.10 MODIFICATIONS. This Stock Pledge Agreement may be modified or amended only by written agreement executed by all of the parties hereto.

     11.11  CONSENT TO  JURISDICTION.  Borrower  agrees that in the event of any litigation for collection of or relating to this Security Agreement, jurisdiction and venue shall be proper and appropriate in any court sitting in Louisville or Jefferson County, Kentucky, and Borrower hereby consents to such jurisdiction and venue.

     11.12 WAIVER OF JURY TRIAL. BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT BORROWER MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THE LOAN OR ANY RELATED LOAN OR LENDING TRANSACTION OR ANY AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONJUNCTION THEREWITH, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN), OR ACTIONS OF ANY PARTY. THIS PROVISION IS A MATERIAL INDUCEMENT FOR LENDER MAKING THE LOAN.

                                          [SIGNATURES ON FOLLOWING PAGE]

     IN WITNESS WHEREOF, the parties have entered into this Stock Pledge Agreement as of the date first written above.


                                       RIVERSIDE GROUP, INC.

                                       By:_______________________________

                                       Title:____________________________
                                                      ("Borrower")



                                       IMAGINE INVESTMENTS, INC.

                                       By:______________________________

                                       Title:_____________________________
                                                       ("Lender")

                             STOCK PLEDGE AGREEMENT

       THIS STOCK PLEDGE AGREEMENT is entered into and effective as of August 27, 1999 (the "Effective Date"), by and between: (i) RIVERSIDE GROUP, INC., a Florida corporation having its principal office in Jacksonville, Florida ("Borrower") and (ii) IMAGINE INVESTMENTS, INC., a Delaware corporation having its principal office in Dallas, Texas ("Lender"). All capitalized terms defined in that certain Loan Agreement dated as of the Effective Date between Borrower and Lender (as amended, restated, modified or supplemented from time to time, the "Loan Agreement") and not otherwise defined herein shall have the same meaning herein as in the Loan Agreement.

       RECITALS:

       A. Pursuant to the terms of the Loan Agreement and the Note executed by Borrower in favor of Lender in the face principal amount of One Million Five Hundred Thousand Dollars ($1,500,000.00), Lender has agreed to extend a loan to Borrower in the amount of One Million Five Hundred Thousand Dollars ($1,500,000.00) (the "Loan").

       B. To induce Lender to make the Loan to Borrower, without which inducement Lender would be unwilling to do so, Borrower has agreed to pledge all of the shares of the issued and outstanding capital stock of Cybermax, Inc. ("Cybermax"), a Florida corporation, to Lender to secure the payment of the Loan and all other obligations of Borrower in connection with the Loan, pursuant to the terms and conditions of this Stock Pledge Agreement.

       AGREEMENT:

       NOW, THEREFORE, the parties hereby agree as follows:

1. PLEDGE AND DEPOSIT OF SHARES.

       1.1 PLEDGE AND ASSIGNMENT. Borrower hereby pledges and assigns to Lender and grants a security interest to Lender in 1,000 shares of the stock of Cybermax (the "Stock"), as represented by Certificate Number 1, now standing in Borrower's name and constituting 100% of the issued and outstanding capital stock of Cybermax, which certificate was delivered by Borrower to Lender, together with a duly executed blank stock power attached thereto, in connection with the loan made by Lender to Buildscape, Inc. on March 12, 1999, and is hereby redelivered to Lender, all as collateral security for the full and punctual payment and due performance by Borrower of all its obligations under the Loan Documents (the "Secured Obligations").

       1.2 CERTIFICATES. The certificates or other instruments evidencing all new shares of capital stock and all other securities, rights, warrants, options and the like hereafter created in respect of the Stock, whether by stock split, stock dividend, merger, consolidation or otherwise, shall be delivered by Borrower to, and shall be held by, Lender under the terms and conditions of this Stock Pledge Agreement and subject to the lien and security interest herein granted, and the term Stock as used herein shall be deemed to include all such new shares, securities, rights, warrants, options and the like. In addition, any and all shares of stock of Cybermax which may be owned or acquired by Borrower now or hereafter, whether created or acquired, shall be deemed pledged to Lender as security pursuant to this Stock Pledge Agreement, and all certificates representing said shares shall be immediately delivered, properly endorsed to Lender, upon issuance to or receipt by Borrower. Furthermore, Borrower agrees that it shall pledge to Lender, immediately upon creation or purchase, any interest which it may create or acquire in any partnership, corporation or other entity whose purpose includes the holding or operation of properties in connection with or related to the business operations of Cybermax.

2. COVENANTS. During the period the Stock is being held as security hereunder, Borrower shall not, without the prior written consent of Lender, allow Cybermax to (i) issue any additional capital stock or other equity securities of any kind or options, subscription rights, warrants or other instruments with respect thereto or any other instruments convertible into shares of its capital stock, or sell or issue any treasury stock, (ii) merge into or with or consolidate with any other corporation or business or otherwise participate in any reorganization or sell or lease to others all or substantially all of its assets, (iii) amend its Articles of Incorporation or By-Laws in any manner that would have a material adverse effect on Lender's rights with respect to the Stock, or liquidate or dissolve or take any steps to effect same, or (iv) effect a recapitalization or alter its capital structure.

3.   VOTING RIGHTS; DIVIDENDS, ETC.

       3.1 VOTING OF STOCK. So long as no Event of Default shall have occurred, Borrower shall be entitled to exercise any and all voting and/or consensual rights and powers relating or pertaining to the Stock or any part thereof for any purpose not inconsistent with the terms of this Stock Pledge Agreement.

       3.2 PAYMENT OF DIVIDENDS AND DISTRIBUTIONS. All dividends and distributions, regardless whether in cash, stock, rights, options or other property, and all stock splits, stock dividends and the like and the proceeds of all redemptions and liquidations that are made, paid or declared with respect to the Stock shall be paid directly to Lender, and those dividends and distributions that are paid in cash, shall, at Lender's sole election, either be applied as a payment on the Secured Obligations or held by Lender as additional security for the Secured Obligations, and those dividends and distributions that are paid other than in cash shall be held by Lender as additional security for the Secured Obligations (and Borrower shall execute all instruments in connection therewith as are requested by Lender and hereby appoints Lender as its attorney-in-fact to execute such instruments). Borrower represents and warrants to Lender that it is the only duly authorized transfer agent authorized to distribute all such dividends and distributions. If at any time a different transfer agent is authorized to distribute any dividend or distribution, Borrower shall (i) immediately notify Lender thereof and (ii) instruct such transfer agent to send all dividends and distributions with respect to the Stock to Lender, payable directly to Lender. Borrower agrees that any such transfer agent may rely conclusively upon a copy of this Stock

Pledge Agreement for authorization to make and send such distributions and dividends directly to Lender without the need for further authorization from, or notification to, Borrower.

4. STATUS OF THE STOCK.  Borrower hereby  represents and warrants to Lender that
(a) the Stock is validly issued and outstanding, fully paid and non-assessable, and constitutes 100% of the issued and outstanding capital stock of Cybermax;
(b) Borrower is the registered and absolute beneficial owner of the Stock; (c) all the Stock is free and clear of liens, charges and encumbrances in favor of persons other than Lender; (d) Borrower has the full power and authority to pledge the Stock to Lender pursuant to this Stock Pledge Agreement; (e) the Stock is freely pledgeable under this Stock Pledge Agreement without the necessity of prior registrations or filings with any state securities department of the Securities and Exchange Commission; and (f) Cybermax is a corporation validly existing under the law of the State of Florida. No part of the Stock shall be sold, transferred or further assigned by Borrower without the prior written consent of Lender, which consent may be arbitrarily withheld so long as this Stock Pledge Agreement is in effect.

5. MAINTENANCE OF PRIORITY OF PLEDGE. Borrower shall be liable for and shall from time to time pay and discharge all taxes, assessments and governmental charges imposed upon the Stock by any federal, state or local authority, the liens of which would or might be held prior to the right of Lender in and to the Stock or which are imposed on the holders and/or registered owners of the Stock. Borrower shall not, at any time while this Stock Pledge Agreement is in effect, do or suffer any act or thing whereby the rights of Lender in the Stock would or might be materially impaired or diminished. Borrower shall execute and deliver such further documents and take such further actions as may be required to confirm the rights of Lender in and to the Stock or otherwise to effectuate the intention of this Stock Pledge Agreement.

6. EVENTS OF DEFAULT. Each of the following shall be deemed an "Event of Default" hereunder:

       6.1 CROSS DEFAULT. The occurrence of any Event of Default under the Loan Agreement, the Note or any other Loan Document, or under any other related instrument or agreement;

       6.2 DEFAULT HEREUNDER. The occurrence of any default of any kind whatsoever under the terms, covenants and conditions of this Stock Pledge Agreement which is not fully corrected to the complete satisfaction of Lender within 5 days after Lender has given Borrower notice thereof.

7. REMEDIES UPON DEFAULT. Upon the occurrence of any Event of Default referred to in Section 6 above, Lender shall have all rights and remedies in and against the Stock and otherwise of a secured party under the Uniform Commercial Code as enacted in the Commonwealth of Kentucky (the "UCC") and all other applicable laws, and shall also have all of the rights provided herein, in the Note and in all other Loan Documents, all of which rights and remedies shall be cumulative to the fullest extent permitted by law. In connection with the foregoing, Lender shall have the right:

       7.1  VOTING  RIGHTS.   To  exercise  all  voting  rights  and  privileges
whatsoever with respect to the Stock, and to that end Borrower hereby constitutes Lender as its proxy and attorney-in-fact for all purposes of voting the Stock, and this appointment shall be deemed coupled with an interest and is and shall be irrevocable until the Secured Obligations have been fully paid and this Stock Pledge Agreement terminated, and all persons whatsoever shall be conclusively entitled to rely upon Lender's verbal or written certification that it is entitled to vote the Stock hereunder. Borrower shall execute and deliver to Lender any and all additional proxies and powers of attorney that Lender may desire in order to vote more effectively the Stock in its own name. Upon any Event of Default hereunder, Lender may vote the Stock to remove the directors and officers of Cybermax and to elect new such officers and directors who shall thereafter manage the affairs of Cybermax, operate any of its properties, carry on any business, and otherwise take any action with respect thereto as they shall deem necessary and appropriate, and may also liquidate Cybermax and its business, and may authorize the borrowing of money in the name of Cybermax and the pledge of its assets to secure such borrowing.

       7.2 RIGHT OF SALE. To declare the Note and the other Secured Obligations immediately due and payable in full, and to sell the Stock in one or more lots, and from time to time, upon 10 business days' prior written notice to Borrower of the time and place of sale (which notice Borrower hereby conclusively agrees is commercially reasonable), for cash or upon credit or for future delivery, Borrower hereby waiving all rights, if any, of marshaling the Stock and any other security for the payment of the Note and other Secured Obligations, and at the option and in the sole discretion of Lender, to either:

            (i) Sell the Stock at a public sale or sales, including a sale at or on any broker's board or stock exchange; or

           (ii) Sell the Stock at a private sale or sales.

       Lender may bid for and acquire the Stock or any portion thereof at any public sale, free from any redemption rights of Borrower, and in lieu of paying cash therefor, may make settlement for the selling price of the Stock or any part thereof by crediting the net selling price of the Stock against the Note and other Secured Obligations, after deducting all of Lender's costs and expenses of every kind and nature therefrom, including Lender's attorneys' fees incurred in connection with realizing upon the Stock and enforcing the Loan Documents and the Note, provided the same is not prohibited by the laws of the Commonwealth of Kentucky.

       From time to time Lender may, but shall not be obligated to, postpone the time of any proposed sale of any of the Stock which has been the subject of a notice as provided above, and also, upon 10 days' prior written notice to Borrower (which notice Borrower conclusively agrees is commercially reasonable), may change the time and/or place of such sale.

       In the case of any sale by Lender of the Stock or any portion thereof on credit or for future delivery, which may be elected at the option and in the sole discretion of Lender, the Stock so sold may, at the sole option of Lender, either be delivered to the purchaser or retained by Lender until the selling price is paid by the purchaser, but in either event Lender shall incur no liability, toBorrower or otherwise, in case of failure of the purchaser to take up and pay for the Stock so sold. In case of any such failure, such Stock may be sold again by Lender in the manner provided in this Section 7.

       Borrower covenants and agrees that, during any period of sale or liquidation of the Stock by Lender, Borrower shall not sell any other stock of the Cybermax if such sale would restrict or limit Lender's sale of the Stock under Rule 144 or other Rule of the Securities and Exchange Commission or if such sale by Borrower would cause or contribute to a decline in the share price of the Stock. Borrower further agrees in the event of any such sale or liquidation by Lender, to execute any and all forms, including, but not limited to, Forms 144 and customary broker's and seller's representation letters, to enable Lender to effect the sale of the Stock. Borrower shall further take and shall cause Cybermax to take all necessary actions to remove any restrictive legend affecting the Stock, and to assist in the effectuation of the sale of the Stock including, at Borrower's expense, the supplying of opinions of counsel customarily required to effect such sales.

       7.3 COSTS AND EXPENSES. After deducting all of Lender's costs and expenses of every kind, including, but not limited to, legal fees and registration (Securities and Exchange Commission and other) fees and expenses, if any, incurred in connection with the sale of the Stock, Lender shall apply the residue of the proceeds of any sale or sales of the Stock against the Note and the other Secured Obligations, in the order of priority elected by Lender. Lender shall not incur any liability to Borrower or otherwise as a result of the sale of the Stock at any private sale or sales, and Borrower hereby waives any claim arising by reason of (i) the fact that the price or prices for which the Stock or any portion thereof is sold at such private sale or sales is less than the price which would have been obtained at a public sale or sales or is less than the amount due under the Note and other obligations secured hereby, even if Lender accepts the first offer received and does not offer the Stock or any portion thereof to more than one offeree, (ii) any delay by Lender in selling the Stock following an Event of Default hereunder, even if the price of the Stock thereafter declines, or (iii) the immediate sale of the Stock upon the occurrence of an Event of Default hereunder, even if the price of the Stock should thereafter increase. Borrower shall remain liable for any deficiency remaining due under the Note, this Stock Pledge Agreement, any of the other Loan Documents or any related documents or instruments.

8. NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed to have been duly given (i) upon being delivered personally (or by confirmed telefax or other electronic delivery method); or (ii) four days after being mailed by certified mail, return receipt requested, postage prepaid, or (iii) one day after being sent by Federal Express or other reputable overnight delivery service providing delivery confirmation, for next day delivery, in each case to the parties at the following address (or at such other address for a party as shall be specified by like notice):

                                   If to Borrower:
                                   Riverside Group, Inc.
                                   7800 Belfort Parkway, Suite 100
                                   Jacksonville, Florida 32256
                                   Attention:  Cathe Gray

                                   If to Lender, to:
                                   Imagine Investments, Inc.
                                   8150 No. Central Expressway
                                   Suite 1901
                                   Dallas, Texas 75206
                                   Attention: Gary Goltz, General Counsel

                                   With a copy to:
                                   Michael M. Fleishman, Esq.
                                   Greenebaum Doll & McDonald PLLC
                                   3300 National City Tower
                                   Louisville, Kentucky 40202

9.   MISCELLANEOUS.

       9.1 FUTURE ADVANCES. This Stock Pledge Agreement also secures all additional loans and/or future advances that may be made hereafter at any time by Lender to Borrower.

       9.2 GOVERNING LAW. The laws of the Commonwealth of Kentucky shall govern the construction of this Stock Pledge Agreement and the rights, remedies and duties of the parties hereunder.

       9.3 SEVERABILITY. In the event that any one or more of the provisions contained herein shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof, and this Stock Pledge Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

       9.4 SUCCESSORS AND ASSIGNS. This Stock Pledge Agreement shall bind Borrower and its successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

       9.5 TIME OF ESSENCE. Time shall be of the essence in the performance of Borrower's obligations hereunder.

       9.6 CAPTIONS. The several captions, headings, sections and subsections of this Stock Pledge Agreement are inserted for convenience only and shall be ignored in interpreting the provisions of this Stock Pledge Agreement.

       9.7 COUNTERPARTS. This Stock Pledge Agreement may be executed in several counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

       9.8 WAIVER. The failure of Lender to insist upon strict performance of any of the terms, covenants, or conditions hereof shall not be deemed a waiver of any of its rights or remedies and shall not be deemed a waiver of any subsequent breach or default in any of such terms, covenants, or conditions.

       9.9 MODIFICATIONS. This Stock Pledge Agreement may be modified or amended only by written agreement executed by all of the parties hereto.

       9.10 CONSENT TO  JURISDICTION.  Borrower  agrees that in the event of any litigation for collection of or relating to this Security Agreement, jurisdiction and venue shall be proper and appropriate in any court sitting in Louisville or Jefferson County, Kentucky, and Borrower hereby consents to such jurisdiction and venue.

       9.11 WAIVER OF JURY TRIAL. BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT BORROWER MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THE LOAN OR ANY RELATED LOAN OR LENDING TRANSACTION OR ANY AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONJUNCTION THEREWITH, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN), OR ACTIONS OF ANY PARTY. THIS PROVISION IS A MATERIAL INDUCEMENT FOR LENDER MAKING THE LOAN.

10. TERMINATION. This Pledge Agreement shall terminate when the Note and all the other Secured Obligations have been paid in full, at which time Lender shall reassign and redeliver, without recourse upon or warranty by Lender and at the expense of Borrower (or cause to be so reassigned and redelivered to Borrower, to such person or persons as Borrower shall designate, or to such person as may be legally entitled), against receipt, such of the Stock (if any) as shall not have been sold or otherwise applied by Lender pursuant to the terms hereof and shall still be held by it hereunder, together with appropriate instruments of reassignment and release.

                         [SIGNATURES ON FOLLOWING PAGE]

       IN WITNESS WHEREOF, the parties have entered into this Stock Pledge Agreement as of the date first written above.


                                        RIVERSIDE GROUP, INC.

                                        By:_______________________________

                                        Title:____________________________
                                                 ("Borrower")



                                        IMAGINE INVESTMENTS, INC.

                                       By:________________________________

                                       Title:_____________________________
                                                 ("Lender")