Form 10-K
period 1999-12-31
RIVERSIDE GROUP INC/FL
filed 2000-04-14
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended

                                DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-9209
                                DECEMBER 31, 1999


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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 2000, the Registrant had 4,767,123 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the NASDAQ SmallCap Stock Market) held by nonaffiliated was approximately $6.24 million (includes the market value of all such stock other than shares beneficially owned by officers and directors and the Registrant's Employee Stock Ownership Plan and Trust).


                                                TABLE OF CONTENTS

                                                                                                         PAGE NO.

                                                      PART I

Item 1.        Business...........................................................................................1
Item 2.        Properties........................................................................................18
Item 3.        Legal Proceedings.................................................................................19
Item 4.        Submission of Matters To a Vote of Security-Holders...............................................20

                                                      PART II

Item 5.        Market For Registrant's Common Equity

                    and Related Stockholder Matters..............................................................21
Item 6.        Selected Financial Data...........................................................................22
Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................................24
Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.........................................34
Item 8.        Financial Statements and Supplementary Data.......................................................34
Item 9.        Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.......................................................34

                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant................................................35
Item 11.       Executive Compensation............................................................................35
Item 12.       Security Ownership of Certain Beneficial Owners and Management....................................35
Item 13.       Certain Relationships and Related Transactions....................................................35

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................36
               (a)  List of Financial Statements and Schedules Filed as a Part of this Report....................36
               (b)  Reports on Form 8-K - None...................................................................37
                    Exhibits.....................................................................................38

SIGNATURES.......................................................................................................41

FINANCIAL STATEMENTS..........................................................................................F - 1

FINANCIAL STATEMENT SCHEDULES.................................................................................F - 2



                                     PART I

ITEM 1. BUSINESS.

         Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside", also "Parent Company"), is a holding company focused through its wholly-owned subsidiary, Cybermax, Inc. ("Cybermax") on providing e-commerce solutions to the building industry, as well as web software application development and hosting services.

         The Company also is engaged in the supply and distribution of building materials through its 36%- owned subsidiary, Wickes Inc. ("Wickes") and its 47%-owned subsidiary, Buildscape, Inc. ("Buildscape"). Wickes is a leading supplier and manufacturer of building materials in the United States, with 101 sales and distribution facilities and 25 manufacturing facilities located in 23 states. Buildscape provides e-commerce services and building-related content to the home building professional as well as consumers.

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

         Riverside obtained its initial investment in Wickes in 1990 through the acquisition of American Founders Life Insurance Company, which at the time of its acquisition owned approximately 10% of Wickes' common stock. In 1993, as part of a Wickes recapitalization plan, including an initial public common stock offering, Riverside increased its beneficial ownership of Wickes' common stock to approximately 36%. On June 20, 1996, Riverside purchased from Wickes 2,000,000 newly-issued shares of Wickes' common stock for $10,000,000 in cash. In 1998 and early 1999, Riverside sold 1,151,900 shares of its Wickes' common stock. As of March 15, 2000, Riverside beneficially owns 3,000,513 shares of Wickes' common stock, which constitutes 36% of Wickes' outstanding voting and non-voting common stock. See "Wickes."

         In January 1998, Riverside formed various operating subsidiaries, which acquired certain e-commerce and advertising operations from Wickes. In October of 1999, the Company decreased its ownership in Buildscape to 47%. See "Buildscape".

        In February 1998, Riverside acquired the assets of Cybermax from a third party. See "Cybermax".
                                        1

                                LINES OF BUSINESS

         The following table sets forth certain financial data for the past three years for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998, all of 1997, and the third and fourth quarters of 1996. The Company accounted for its investment in Wickes' under the equity method for the fourth quarter of 1998 and all of 1999. Buildscape's operations are consolidated with those of the Company and its subsidiaries for all of 1998 and through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the remainder of 1999. The "Parent Group" includes real estate, parent company, and discontinued operations and all eliminating entries for inter-company transactions.

                                                                      Years Ended December 31,


                                                          1999                   1998                     1997
                                                          ----                   ----                     ----
                                                                            (in thousands)

SALES:

     Buildscape(1)                                   $     415            $      30                  $      --
     Cybermax                                            1,171                  486                         --
     Wickes(2)                                              --              667,024                    884,082
     Parent Group                                           34                  164                         --
                                                     ---------            ---------                  ---------
                  Total                              $   1,620            $ 667,704                  $ 884,082
                                                     =========            =========                  =========

COST OF SALES:

     Buildscape(1)                                   $    342             $      14                  $      --
     Cybermax                                             213                   182                         --
     Wickes(2)                                             --               509,740                    681,056
     Parent Group                                           4                   170                         --
                                                     --------             ---------                  ---------
                  Total                              $    559             $ 510,106                  $ 681,056
                                                     ========             =========                  =========

OTHER OPERATING INCOME:

     Buildscape(1)                                   $    --              $      --                  $     --
     Cybermax                                             15                     --                        --
     Wickes(2)                                            --                  5,045                     10,689
     Parent Group                                         80                    546                        608
                                                     -------              ---------                  ---------
                  Total                              $    95              $   5,591                  $  11,297
                                                     =======              =========                  =========

INVESTMENT INCOME AND REALIZED

 GAINS/(LOSSES):

     Buildscape(1)                                   $     3              $      --                  $     --
     Cybermax                                             --                     --                        --
     Wickes(2)                                            --                 (1,837)                       --
     Parent Group                                       (321)                 1,306                        866
                                                     --------             ----------                 ---------
                  Total                              $  (318)             $    (531)                 $     866
                                                     ========             ==========                 =========








                                                                     Years Ended December 31,

                                                         1999                 1998                         1997
                                                         ----                 ----                         ----
                                                                        (in thousands)

EXPENSES:

     Buildscape(1)                                   $  4,485             $   4,605                  $      668
     Cybermax                                           2,209                  (283)                         --
     Wickes(2)                                             --               141,447                     192,395
     Parent Group                                         421                 1,549                       2,222
                                                     --------             ---------                  ----------
                  Total                              $  7,115             $ 147,318                  $  195,285
                                                     ========             =========                  ==========

RESTRUCTURING AND UNUSUAL ITEMS:

     Buildscape(1)                                   $     --             $      --                  $      --
     Cybermax                                              --                    --                         --
     Wickes(2)                                             --                 5,932                       (559)
     Parent Group                                          --                    --                         --
                                                     ---------            ---------                  -----------
                  Total                              $     --             $   5,932                  $     (559)
                                                     =========            =========                  ===========

INTEREST EXPENSE:

     Buildscape(1)                                   $   174              $      85                  $      --
     Cybermax                                              3                      6                         --
     Wickes(2)(3)                                      1,407                 17,984                     22,890
     Parent Group                                      1,058                  1,189                      1,635
                                                     -------              ---------                  ---------
                  Total                              $ 2,642              $  19,264                  $  24,525
                                                     =======              =========                  =========

EARNINGS(LOSS) BEFORE INCOME TAXES,
EQUITY IN RELATED PARTIES, MINORITY
INTEREST AND DISCONTINUED OPERATIONS:

     Buildscape(1)                                   $(4,583)             $  (4,674)                 $    (668)
     Cybermax                                         (1,239)                   581                         --
     Wickes(3)                                        (1,407)                (4,871)                    (1,011)
     Parent Group                                     (1,690)                (1,188)                    (2,383)
                                                     --------             ----------                 ----------
                  Total                              $(8,919)             $ (10,152)                 $  (4,062)
                                                     ========             ==========                 ==========

IDENTIFIABLE ASSETS:

     Buildscape(1)                                   $  (947)             $     248                  $      --
     Cybermax                                            556                    217                         --
     Wickes(3)                                        15,799                 14,738                    290,832
     Parent Group                                      9,522                 10,942                     23,073
                                                     -------              ---------                  ---------
                  Total                              $24,930             $   26,145                  $ 313,905
                                                     =======             ==========                  =========


(1) After October 21, 1999, the Company's balance sheet and statements of operations reflect the Company's investment in Buildscape on the equity method. See Note 6 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.

(2) Prior to July 1, 1996 and after September 30, 1998, the Company's balance sheet and statements of operations reflect the Company's investment in Wickes on the equity method. See Note 3 of Notes to the Company's Consolidated Financial Statements included elsewhere herein.

(3) Includes $1,407,000,  $1,502,000,  and $1,473,000 for an interest allocation from Riverside on its 13% subordinated notes and 11% secured notes for 1999, 1998 and 1997, respectively.

                       INTERNET AND E-COMMERCE OPERATIONS

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

         In connection with this acquisition, Riverside established various operating subsidiaries to conduct businesses acquired from Wickes, as well as related operations. Buildscape was established to provide e-commerce and advertising services for the building materials industry on the Internet.
Cybermax was established to provide e-commerce solutions to the building industry, as well as software application development and hosting services.

                                   BUILDSCAPE

         The Company provides services to the e-commerce market through its 47%-owned subsidiary, Buildscape. For a description of the reduction by the Company of its percentage ownership in the fourth quarter of 1999, in connection with a Buildscape financing, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Buildscape markets home building related content, service and commerce online to the home building industry consumer and professional. To better serve differing needs within the home building marketplace, Buildscape is creating two separate online communities. Www.buildscape .com is a consumer site and www.buildscapepro.com is targeted toward the home building professional. There are no member fees to use either of Buildscape's web sites.

CHANNELS OF BUILDSCAPE.COM

          Buildscape.com, the consumer site, consists of four basic channels and provides content, service and commerce, as follows:

         SUPERSTORE.   Through   relationships   with  affiliate   distributors,
manufacturers, and suppliers, Buildscape's online store offers over 65,000 products available for direct shipment within the 48 contiguous United States. A percentage of product sales revenue is shared between Buildscape and its affiliates.

         AUCTION. For a pre-negotiated fee, sellers are able to post products online. Interested buyers are able to bid for and purchase these products using Buildscape's online auction site.

         RESOURCES. Home building related content is available online at no charge and includes in- depth stories, industry news, product reviews, design ideas and tips from qualified industry professionals as well as a database of building professionals searchable by geographic area and specialty. Consumers can also apply for online home mortgages and purchase house plans.

         Buildscape has completed agreements with web affiliates Prism Mortgage, Hanley Wood and Improvenet. Prism Mortgage hosts an online residential mortgage loan service whereby Buildscape receives a fee for each closed loan that originates from Buildscape's web site. Hanley Wood provides relative content directly to Buildscape and hosts a separate site for house plans purchasable online, whereby Buildscape is paid a percentage of house plan sales it generates through the web site. Improvenet hosts an online customer/contractor project matching service whereby Buildscape receives a fee for each project that originates from Buildscape's web site. Both companies pay monthly fees to share banner add and direct advertisements between their respective web sites.

         INTERACT. Building professionals and do-it-yourselfers can post industry related questions and answers at no charge on Buildscape's message board. Questions and answers are sorted by topic and date and remain on the message boards for future reference by users.

BUILDSCAPEPRO.COM

         Buildscape's newly launched web site, buildscapepro.com, is designed to provide a range of supply chain, construction material procurement and project execution solutions for affiliate lumberyards and their customers. A separate buildscapepro.com site will be tailored specifically to each affiliate lumberyard's available product line and local pricing. Buildscapepro.com will provide all the features of Buildscape.com, as well as features designed for the building professional. In addition to the lumberyard's onsite inventory, customers will be able to order over 100,000 direct ship items that can be shipped to their local lumberyard for delivery or pick-up. For all products purchased online through buildscapepro.com, Buildscape will receive a variable percentage of gross- margin depending on whether the product is available through the local lumberyard or Buildscape's direct ship national catalog.

         Buildscape.com has begun pilot operations through an agreement reached in early 2000 with Wickes. Development pilot projects are underway under this agreement with Wickes in Pensacola, Florida, and Pascagoula, Mississippi. During 2000, Buildscape intends to complete its pilot program with Wickes and, subject to finalization of terms with Wickes, to begin implementation of the program in each of Wickes' approximately 100 sales and distribution facilities. Buildscape is also attempting to reach pilot program agreements with other major buildings materials chains with the goal of establishing a nationwide system of affiliate lumberyards.

OTHER SERVICES

         In addition to offering items found on the complete bill of materials for a construction project, additional online services and content will be accessible through a variety of interfaces, including Internet presence and wireless personal digital assistance (" PDA") technology, as well as phone and facsimile; all of which improve the way lumberyards and their customers do business.

COMPETITION

         Buildscape competes primarily with numerous other Internet companies who provide content and commerce services to the home building products market, many of which possess greater financial resources than Buildscape. E-commerce in the building industry is in the development stage, but the Company believes that Buildscape, through its relationship with the Company and Wickes possess a significant competitive advantage.

                                    CYBERMAX

         In February 1998, Riverside acquired from a third party the assets of Cybermax.

         Cybermax is a professional services company specializing in e-business solutions encompassing commerce/web development, networking, multimedia, marketing and promotional services to enable Cybermax's clients to meet their e-business objectives.

         Cybermax generated sales of approximately $1,171,000 in 1999 compared to sales of approximately $486,000 in 1998. In 1998, these operations were in the start-up phase. One customer accounted for approximately 53% of these sales in 1999 and 40% in 1998.

MARKET DIFFERENTIATION

         Cybermax has several unique market differentiators to distinguish itself from traditional Information Technology ("IT") professional services and web development competitors. They are:

INDUSTRY SPECIFIC FOCUS

        Cybermax has established itself as a competitor in e-commerce solutions to the building industry. This focus includes manufacturers, distributors/ jobbers, mass-merchandisers, retailers, builders, professional tradespeople and trade associations. Cybermax seeks to continue to leverage its position in the building industry to expand into other vertical markets.

CROSS INDUSTRY APPLICATIONS

         Cybermax has developed multiple business applications that can be deployed across multiple industries to expand market reach and growth.

DEVELOPMENT OF A PACKAGED ENTERPRISE SUPPLY CHAIN ENGINE

         Leveraging features and functions designed by Cybermax and built into various websites. Cybermax has developed a very powerful proprietary transaction engine, coupled with a core set of business-to-business open-architected applications capable of addressing customer driven requirements anytime, any place, using any multiple of business rules and policies. This "engine" can be used to power numerous e-business applications for a broad cross industry segment.

CUSTOMERS

         Cybermax  has  built  numerous  "high  profile"   electronic   commerce
solutions for industry. To date, Cybermax has developed over 200 web sites that are commerce enabled.

         With the background and momentum Cybermax has created during the past year, Cybermax is poised to re-launch itself through an aggressive marketing communications program utilizing trade and industry analyst outlets, Internet, print and collateral advertising promotion.

PRODUCTS AND SERVICES

         As an e-commerce solutions provider, Cybermax offers a full array of consulting and technical support services divided over five service areas - e-business solutions, network services, multimedia solutions, promotional services, and marketing programs. These product and service groups can be offered individually or combined to create a full-service offering to address the most demanding needs of an e-Commerce customer, from the initiation of an e-Commerce strategy all the way through development and service deployment.

E-BUSINESS SOLUTIONS

         Cybermax's e-Business Solutions division is the "front-end" group for business development and maintenance of client relationships at the account level. All other business units within the entity will function in a service-support role to the consulting unit.

E-BUSINESS OFFERING

         Within e-business solutions, Cybermax offers a broad range of custom and packaged services including:

CUSTOM WEB SITE DEVELOPMENT

         Cybermax will continue to seek out custom web site development incorporating full- commerce capabilities. This area is Cybermax's core competency and primary revenue resource. Custom developed sites encompass Internet (customers), Intranet (employees) and extranet (partners and suppliers) features and functions, tied to comprehensive back office application modules.

COMMERCE VALUE WEB SITES

         Commerce Value Web sites is the name applied to a group of prepackaged templated web site designs offered for a fixed-cost price. This is a low-cost, high value offering providing each customer a professionally designed web site for a fraction of the cost of a custom site. Cybermax also packages an online Web Wizard Template, which allows the customer to maintain his/her own site content and graphics without any knowledge of programming or web development.

PACKAGED COMMERCE STORE

         The Cybermax Private Store module enables customers to create and populate their own online virtual stores, from which they can sell and promote a diverse assortment of goods and services. This store can also be customized to provide Intranet and extranet functionality for administration and restricted password-protected access for select customers.

         The Private Store module contains a shopping basket and online payment options via credit card or open account billing capture. Shipping modules for package delivery are also available as part of the store functionality.

NETWORK SERVICES OFFERINGS

         Cybermax offers a full range of network services providing customers one-stop shopping for Internet/web access, e-mail messaging and web hosting services. These network services sold separately and in combination with Cybermax's e-business solutions extend the resources and revenues that can be derived from Cybermax's customers, providing cross-selling and up-selling opportunities for Cybermax.

DIAL AND DEDICATED ACCESS SERVICES

         Cybermax offers national Internet service access via a number of local access points-of- presence ("POP"). These low speed (56kbps) circuits offer unlimited Internet access for a monthly fee. Internet access fees include one e-mail account address per customer inclusive in the monthly service fee and additional e-mail accounts can be ordered at extra cost.

WEB HOSTING SERVICES

         Web hosting is an integral part of web development through Cybermax's Network Services business unit. Hosting allows Cybermax to develop customer sites online, where the client - regardless of business locale - can view and critique site development as it unfolds. With Cybermax's ability to host sites it creates, Cybermax can also manage, maintain and modify sites quickly and supply support whenever the need arises seven days a week, 24 hours a day.

MESSAGING SERVICES

         E-mail messaging allows commerce site customers to communicate with customers immediately at little or no incremental cost (included in web site hosting and ISP access accounts).

CUSTOMER SUPPORT SERVICES

         Cybermax performs customer service support for its ISP and web hosting customers. In 2000, Cybermax seeks to expand its customer services support for partner customers such.

COMPETITION

         The web design and internet service provider businesses each have become highly competitive. Cybermax, however, has specialized in building Extranets/E-Commerce Web sites for participants in the building industry. The Company believes that this provides Cybermax with a significant competition advantage.

                                     WICKES

         The Company retails and distributes building materials through its 36%-owned subsidiary Wickes. For a description of the reduction by the Company of its percentage ownership in Wickes during 1998 and early 1999, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The information concerning Wickes contained in this report was obtained from Wickes' Annual Report on Form 10-K for the fiscal year ended December 25, 1999 (the "Wickes Form 10- K"), filed by Wickes with the Securities and Exchange Commission (the "Commission"). For further information concerning Wickes, reference is made to the Wickes Form 10-K and the periodic reports and other information filed by Wickes with the Commission.

         Wickes is a leading supplier and manufacturer of building materials in the United States. Wickes sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it- yourselfer consumers ("DIYers") involved in major home improvement projects. At February 29, 2000, the Company operated 101 sales and distribution facilities in 23 states in the Midwest,

Northeast, and South and 25 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units.

INDUSTRY OVERVIEW

         According to the Home Improvement Research Institute ("HIRI") (an independent research organization for manufacturers, retailers and wholesalers allied to the home improvement industry), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $248.6 billion in 1999. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. Wickes believes that no building material supplier accounted for more than 15.4% of the total market in 1999.

         In general, building material suppliers concentrate their marketing efforts either on building professionals or consumers. Professional-oriented building material suppliers, such as Wickes, tend to focus on single-family residential contractors, R&R contractors, project DIYers and, to some extent, commercial contractors. These suppliers compete principally on the basis of service, product assortment, price, scheduled job-site delivery and trade credit availability. In contrast, consumer- oriented building material retailers target the mass consumer market, where competition is based principally on price, merchandising, location and advertising. Consumer-oriented warehouse and home center retailers typically do not offer as wide a range of services, such as specialist advice, trade credit, manufactured components, and scheduled job-site delivery, as do professional-oriented building material suppliers.

         Industry sales are linked to a significant degree to the level of activity in the residential building industry, which tends to be cyclical and seasonal due to weather. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts totaled 1.35 million in 1995, 1.48 million in 1996, 1.47 million in 1997, 1.62 million in 1998, and increased to 1.66 million in 1999. The Blue Chip Economic Indicators Consensus Forecast, dated March 10, 2000, projects 2000 housing starts to be 1.58 million, down slightly from 1999. Housing starts in Wickes' primary geographical market, the Midwest, increased 7.9% in 1999. Wickes' two other geographical markets, the Northeast and South, experienced increases in 1999 housing starts of 3.4% and 2.5%, respectively. Nationally, single family housing starts, which generate the majority of Wickes' sales to building professionals, increased by 4.7% from 1.27 million starts in 1998 to
1.33 million starts in 1999.

         Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures are generally undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIYers) tend to increase with increasing sales of both existing and newly constructed residences. HIRI estimates that sales of home improvement products to repair and remodeling professionals represented $40.5 billion, or approximately 16.3% of total 1999 sales of the building material supply industry, while direct sales to DIYers amounted to $122.4 billion.

BUSINESS STRATEGY

         Wickes' mission is to be the premier provider of building materials and services and manufacturer of value-added building components to the professional segments of the building and construction industry.

         Wickes is streamlined and goal-oriented, focusing on the professional builder and contractor market. Wickes targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution: Major Markets, Conventional Markets, and Wickes Direct. These channels are supported by Wickes network of building components manufacturing operations. In Major Markets, Wickes serves the national, regional, and large local builder in larger markets with a total solutions approach and specialized services. In Conventional Markets, Wickes provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. Wickes also serves building professionals through its network of 25 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

         Wickes announced its "Build 2003" program in 1999 as part of Wickes initiative to build public awareness of its corporate goals. Using 1998 results as a performance baseline, management outlined seven objectives it aims to achieve by the end of 2003: (1) Minimum sales growth of 6% annually: Wickes achieved a 19.2% sales gain in 1999 and same store sales growth of 18.1%. (2) Internally manufacture 75% of wall panel, roof truss, floor deck and prehung door needs: Wickes made steady progress in 1999, internally producing 46% of these building components in 1999, up from the 40% level achieved in 1998. (3) Increase EBITDA (see Part II, Item 6 for definition) as a percentage of net sales by a minimum 25%: Wickes generated EBITDA as a percentage of net sales (before gains on sale of fixed assets) of 3.80% in 1999, a strong improvement from the 3.34% achieved in 1988. (4) Improve debt-to-equity ratio and achieve 1:1 debt-to-equity by year-end 2003: Wickes improved this leverage ratio in 1999 to a 7.2:1 ratio from 8.3:1 at the end of 1998. (5) Generate a return on capital in excess of its peer group: Wickes' 14.4% return on capital employed in 1999 was well above the estimated 8.5% average of its publicly traded, building materials distribution peer group. (6) Extend its earnings season: Wickes achieved positive EBITDA of $1.6 million in the first quarter 1999 after reporting slightly negative EBITDA in the same period of 1998. (7) Provide consistency in earnings growth: Wickes has demonstrated seven consecutive quarters of earnings growth.

CUSTOMERS

         Wickes has a broad base of customers, with no single customer accounting for more than 2.0% of net sales in 1999. In 1999, 93% (compared with 89% in 1998) of Wickes' sales were on trade credit, with the remaining 7% as cash and credit card transactions.

         HOME BUILDERS

         Wickes' primary customers are single-family home builders. In 1999, all home builder customers accounted for 62% of Wickes' sales, compared with 61% in 1998. The majority of Wickes' sales to these customers are of high-volume commodity items, such as lumber, building materials, and manufactured housing components. Wickes will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

         COMMERCIAL / MULTI-FAMILY CONTRACTORS

         Wickes Direct and Wickes International concentrate on sales to commercial contractors (primarily those engaged in constructing motels, restaurants, nursing homes, extended stay facilities, and similar projects) and multi-family residential contractors. Sales to these customers are made on a direct ship basis as well as through the Wickes' sales and distribution facilities. In 1999, sales to these customers accounted for approximately 19% of Wickes sales, compared with 17% in 1998. During 1999, Wickes integrated the Wickes Direct domestic program more closely with its manufacturing operations.

         REPAIR & REMODELERS

         In 1999, R&R customers accounted for approximately 9% of Wickes' sales, compared with 10% in 1998. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some R&R contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. Wickes offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

         DIYERS

         Sales to DIYers (both project and convenience) represented about 10% of Wickes' sales in 1999, compared with 12% in 1998. The percentage of sales to DIYers varies widely from one sales and distribution facility to another, based primarily on the degree of local competition from warehouse and home center retailers. Wickes' sales and distribution facilities do not have the large showrooms or broad product assortments of the major warehouse or home center retailers. For small purchases, the showrooms serve as a convenience rather than a destination store. Consequently, Wickes' focus on consumer business is toward project DIYers -- customers who are involved in major projects such as building decks or storage buildings or remodeling kitchens or baths.

PRODUCTS

         To provide its customers with the quality products needed to build, remodel and repair residential and commercial properties, Wickes offers a wide variety of building products, totaling approximately 63,000 SKUs Company wide and the ability to special order additional products. Wickes believes that these special order services are extremely important to its customers, particularly the building professional. In 1999, approximately 31% of Wickes' sales were of special order items, compared with 32% in 1998. Each of Wickes' sales and distribution facilities tailors its product mix to meet the demands of its local market. Approximately 5,500 SKUs are typically stocked in a particular sales and distribution facility.

         Wickes categorizes its products into four groups: Commodity Wood Products -- lumber, plywood, treated lumber, sheathing, wood siding and specialty lumber; Building Products -- roofing, vinyl siding, doors, windows, mouldings, drywall and insulation; Hardlines -- hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings; and Manufactured Housing Components -- roof and floor trusses, and interior and exterior wall panels. Commodity Wood Products, Building Products, Hardlines, and Manufactured Housing Components represented 37%, 34%, 10% and 19%, respectively, of Wickes' sales for 1999 and 44%, 36%, 10% and 10%, respectively, of sales for 1998.

MANUFACTURING

         Wickes owns and operates 25 component manufacturing facilities that supply Wickes' customers with higher-margin, value-added products such as framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors. These facilities include 17 stand alone operations as well as eight additional operations that exist at Wickes' sales and distribution facilities. These manufacturing operations enable Wickes to serve the needs of its professional customers for such quality, custom-made products. In 1999, Wickes' manufacturing operations supplied approximately 46% of the pre-hung doors, roof trusses, wall panels, and floor decks sold by the Wickes. Wickes believes that these value-added, engineered manufactured products improve customer service and provide an attractive alternative to job-site construction. As resources permit, Wickes plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its sales and distribution facilities with these products.

SUPPLIERS AND PURCHASING

        Wickes purchases its products from numerous vendors. The great majority of commodity items are purchased directly from manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. No single vendor accounted for more than 4.4% of Wickes' purchases in 1999, and Wickes is not dependent upon any single vendor for any material product. Wickes believes that alternative sources of supply are readily available for substantially all of the products it offers.

        The great majority of Wickes' commodity purchases are made on the basis of individual purchase orders rather than supply contracts. In certain product lines, though, Wickes has negotiated some advantageous volume pricing agreements for a portion of the product line's purchases. Because approximately 34% of Wickes' average inventory consists of commodity wood products and manufactured housing components, which are subject to price volatility, Wickes attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. In addition, Wickes enters into futures contracts to hedge longer term pricing commitments. Wickes has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and Wickes believes that it has greater purchasing power than many of its smaller, local independent competitors. Wickes seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements.

        Wickes' computerized inventory tracking and forecasting system, as part of its inventory replenishment system, is designed to track and maintain appropriate levels of products at each sales and distribution facility. These systems have increased Wickes' operating efficiencies by providing an automated inventory replenishment system.

        Wickes has active rail sidings at 60 of its sales and distribution and manufacturing facilities, enabling suppliers to ship products purchased by Wickes directly to these facilities by rail. Wickes also utilizes one distribution center owned by a third party, located in Chicago, Illinois, through which approximately 2% of Wickes' wood products inventory is delivered.

SEASONALITY

     Historically, Wickes' first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, that result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter weather conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     The building material industry is highly competitive. Due to the fragmented nature of the industry, Wickes' competitive environment varies by location and by customer segment. Reduced levels of construction activity have, in the past, resulted in intense price competition among building material suppliers that has, at times, adversely affected Wickes' gross margins.

     Within the building professionals market, Wickes competes primarily with local independent lumber yards and regional and local building material chains. Building professionals generally select building material suppliers based on price, job site delivery, quality and breadth of product lines, reliability of inventory levels, and the availability of credit. Wickes believes that it competes favorably on each of these bases. Wickes believes that it has a significant competitive advantage in rural markets and small communities, conventional markets, where it competes primarily with local independent lumber yards, regional building material chains, and, to a lesser extent, with national building center chains and warehouse and home center retailers, which generally locate their units in more densely populated areas. In Major Markets Wickes believes that its total package of services and ability to serve the large builder provides it with a competitive advantage.


                                OTHER OPERATIONS

INVESTMENT IN GREENLEAF

         As of September 30, 1998, the Company entered into and completed an agreement with Greenleaf Technologies Corporation ("Greenleaf"), based in Iselin, New Jersey, whereby the Company acquired common shares of Greenleaf in exchange for 100% of the common stock of a former wholly owned subsidiary of the Company. In January 2000, the Company and Greenleaf settled a dispute covering the terms of this transaction. Giving effect to the settlement, the Company received 10,000,000 shares of Greenleaf common stock and a five year option to acquire an additional 2,000,000 shares for an exercise price of $.25 per share. In addition, another 3,000,000 shares have been placed in escrow to be used to fund a mutually acceptable joint venture related to technology and interest, related products to be owned in equal amounts by Greenleaf and the Company. See
Note 5 to the Consolidated Financial Statements included elsewhere herein.

         At April 12, 2000, the calculated market value of the Company's investment in Greenleaf was approximately $24.1 million based on Greenleaf's stock price of $2.81 per share on the Over- the-Counter Bulletin Board. The calculated value has been determined by multiplying 13,500,000 shares owned and under option by the Company less 73,413 options given to employees of the Company by the stock price listed on the Over-the-Counter Bulletin Board on that date. During the first quarter of 2000, Greenleaf's stock has traded with an average weekly volume of 176,100 shares to 2,084,900 shares.

         Greenleaf develops and markets encryption services designed for the software and entertainment industries including games, applications and music. Greenleaf's innovative software security protection offers new ways to bundle and distribute PC-based content on advanced media including DVD-ROM and the Internet.

         The information concerning Greenleaf contained in this report was obtained from Greenleaf's Form 10-SB filed on November 15, 1999 ("the Greenleaf Form 10-SB"), filed by Greenleaf with the Securities and Exchange Commission (the "Commission").

         On February 23, 1999, Greenleaf announced that it had reached an Agree-ment with Accolade Inc., now known as Infogrames North America ("Infogrames") and Warner Advanced Media Operations ("Warner"), a business unit of Time Warner Inc.) (NYSE: TWX), to form a joint venture referred to as "WAG".

         Under the WAG banner, the three companies will join to market multiple computer game titles on a single DVD disc for distribution to the personal computer Original Equipment Manufacturers ("OEM") market. The DVD software will be encrypted by the Company utilizing its proprietary "DigiGuard(TM)" security technology. On May 6, 1999, Greenleaf announced that it would debut the Accolade Family Spectacular, the initial game bundle to be released by WAG, at the E3 Expo industry trade show. On August 30, 1999, the Company and Broadcast DVD, Inc. ("BroadcastDVD") announced a three-year, exclusive partnership to include BroadcastDVD's FILM- FEST, a video magazine that exposes viewers to prestigious film festivals of the world, in the DVD disc packages to be marketed by the WAG joint venture. Contents of the video magazine are currently anticipated to include interviews with The Blair Witch Project directors Daniel Myrick and Eduardo Sanchez, and filmakers and celebrities including Tim Roth, Eric Stoltz, Sheryl Crow, Guy Pearce and Robert Carlyle. Also expected to be included is an hour of award-winning short films from the latest film festivals.

         In September 1999, Greenleaf entered into an agreement to acquire all the outstanding shares of Future Com South Florida, Inc. ("Future Com") in exchange for 4,000,000 shares of Greenleaf's restricted common stock. Of these shares, 2,000,000 shares were to be issued to William Gale, the president and Chief Executive Officer of Future Com, and 2,000,000 shares were to be issued to Warren Blanck, the Secretary and Treasurer of Future Com. Future Com was formed by Mr. Gale and Mr. Blanck for the purpose of acquiring and managing mobile communications radio licenses and/or systems. As a wholly-owned subsidiary of Greenleaf, Future Com intends to continue to pursue this line of business. Greenleaf completed the acquisition in November 1999.

COMPUTER SOFTWARE AND HARDWARE PRODUCTS

         Beginning in late 1998 the efforts of Greenleaf and Greenleaf Research and Development Inc. ("GRD") have been concentrated on developing and marketing a line of proprietary computer software and hardware to customers in the entertainment industry. As described below, Greenleaf's customers then utilize Greenleaf's products to facilitate sales via electronic media, including the Internet. Greenleaf's line of computer data security and communications solutions assists customers in protecting their intellectual property and information assets from access by unauthorized parties. In addition, Greenleaf's products provide an alternative to traditional methods of bundling and distributing software-based entertainment content through electronic media.

         To date, Greenleaf has developed the following two proprietary software products:

DIGIGUARD(TM)

         Greenleaf's DigiGuard(TM) product consists of a suite of software packages to support the locking, unlocking, and playing of entertainment media. DigiGuard(TM) protects data contained on CD-ROMs and DVDs, allowing customers to securely bundle various entertainment content, such as games, music and movies, on a single disc or for transmission via the Internet. DigiGuard(TM) creates access "keys" to unlock protected content. Each "key" is unique for each user to protect the integrity of the content. After meeting certain criteria, such as a credit card number exchange for payment, customers may unlock a product via the Internet or by phone.

MUSICLOCK(TM)

         Greenleaf's MusicLock(TM) product allows distributors to deliver digitally-recorded songs to radio stations over the Internet. MusicLock(TM) prevents premature access to the recording by allowing playback of the songs only after a pre-determined time, which allows music distributors to control the distribution of new releases while reducing distribution costs for the record labels. MusicLock(TM) allows record promoters to distribute new releases in advance of the release date with the security of knowing that material cannot be played until the designated time and date.

REAL ESTATE OPERATIONS

         As of December 31, 1999, Riverside's investment in real estate includes $8,919,000 of land held for sale and $77,000 of commercial rental property.

         LAND HELD FOR SALE

         Included in the investment in land held for sale are approximately 137 acres of land located within Highlands Park in Smyrna, Georgia, and 9 acres of land located within Belfort Park in Jacksonville, Florida, referred to as "Highlands" and "Belfort", respectively.

         HIGHLANDS. Highlands originally consisted of 1,000 acres and has been an active development since 1983 with approximately 767 acres being sold over the last 12 years. Highlands is a planned industrial development just outside of Atlanta, Georgia. The land is subdivided into numerous parcels planned for commercial, office and light industrial use. In its current state, the property has road frontage and access to County water, sewer, electrical, gas and telephone. In addition, many of the properties have been graded. Riverside completed the sale of .841 acres for approximately $67,000 and 61 acres for approximately $3.5 million, in 1999 and 1998, respectively.

          The Company currently has approximately the remaining 137 acres of its investment in Highlands under contract to sell, subject to the buyer's satisfaction with its due diligence investigation. The net sales proceeds is estimated to be $14.1 million, approximately $11.3 million of which would be used to pay off the existing mortgage debt plus accrued interest. Under the contract, the closing is to to occur, if at all by August of 2000.

         BELFORT. Belfort originally consisted of approximately 28 acres of vacant and unimproved commercial land, with 21.17 acres being sold over the last two years. All 6.83 remaining acres are designated for office use. The Company did not have any sales in 1999. During 1998, Riverside completed the sale of 12 acres designed for office use for approximately $2.9 million.

         The Company currently has all 6.83 acres of this property under arrangement to sell for approximately $1.6 million subject to the buyer's satisfaction with its due diligence investigation and other conditions.

                                    EMPLOYEES

         As of February 14, 2000, Riverside and its wholly-owned subsidiaries had 26 full-time employees, and Buildscape had 53 employees. As of December 25, 1999, Wickes had approximately 4,219 employees, of whom 3,668 were employed on a full-time basis. The Company believes that it has maintained favorable relations with its employees. None of these employees are represented by a union or covered by a collective bargaining agreement.

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

         Wickes' Conventional Market building centers generally consist of a showroom averaging 9,600 square feet and covered storage averaging 38,400 square feet. Wickes' sales and distribution facilities located in Major Markets tend to be more specialized. Since the beginning of 1997, Wickes has completed Resets in fourteen sales and distribution facilities located in Conventional Markets. Wickes' sales and distribution facilities are situated on properties ranging from 1.0 to 28.2 acres and averaging 9.3 acres. Wickes also operates 17 stand alone component manufacturing facilities, which have an average of 40,300 square feet under roof on 6.9 acres.

         Wickes owns 84 of its sales and distribution facilities and 82 of the sites on which such facilities are located. The remaining 17 sales and distribution facilities and 19 sites are leased. As of December 25, 1999, Wickes also held for sale the assets of 7 closed facilities with an aggregate book value of $2.5 million. In addition to its sales and distribution facilities, Wickes operates 17 stand alone component manufacturing plants. Six of these plants are located on sales and distribution facility sites. Of the remaining 11 plants, seven are on owned sites and four are on leased properties.

         Wickes also owns or leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of Wickes' products. As of February 29, 2000, the fleet included approximately 194 heavy duty trucks, 87 of which provide roof-top or second story delivery and 49 other vehicles equipped with truck mounted forklifts, 516 medium duty trucks, 568 light duty trucks and automobiles, 574 forklifts, 102 specialized millwork delivery vehicles, and 47 vehicles equipped to install blown insulation.

         Wickes leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.

ITEM 3.  LEGAL PROCEEDINGS.

         Wickes has been identified as a potential responsible party in two Superfund landfill clean up sites. In Browning-Ferris Industries, et al v. Richard Ter Maat, et al. v. Wickes Lumber Company, et al., Case No. 92 C 22059 filed in the United State District Court for the Northern District of Illinois, Wickes has been named as a potentially responsible party for cleanup of the MIG-DeWanne Landfill located in Boone County, Illinois. Wickes has also received notification from the United States Environmental Protection Agency regarding cleanup of the Adams/Quincy Landfills #2 & #3 located in Quincy, Illinois. Based on the amounts claimed and Wickes' prior experience, it is expected that Wickes' liability in these two matters will not be material.

         Wickes is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which Wickes has no connection other than as a customer. LIBRADO AMADOR, ET AL. V. ALAMO CONCRETE PRODUCTS LIMITED, WICKES LUMBER COMPANY, ET AL., Case No. 16696, was filed in the 229th Judicial District Court of Duval County, Texas. JAVIER BENAVIDES, ET AL. V. MAGIC VALLEY CONCRETE, INC., WICKES LUMBER COMPANY, ET AL., CASE NO. DC-96-89 was filed in the 229th Judicial District Court of Starr County, Texas. Wickes has entered into a cost-sharing agreement with its insurers, and any liability is expected to be minimal.


         Wickes is one of many defendants in approximately 145 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. Since 1993, Wickes has settled 16 similar actions for insignificant amounts, and another 186 of these actions have been dismissed.

         The Company and Wickes is involved in various other legal proceedings which are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, results of operations or liquidity, there can be no assurance of this.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the trading symbol "RSGI." Prior to July 28, 1997, the Company's common stock was traded on the Nasdaq National Stock Market. From that date to July 8, 1999, the Company's Common Stock was traded on the Nasdaq
SmallCap Stock Market. As of March 17, 2000, there were 4,767,123 shares outstanding held by approximately 1,644 shareholders of record.

         The following table sets forth, for the periods indicated through July 7, 1999, the high and low closing sale prices for the Company's common stock as reported on SmallCap Stock Market and from July 8, 1999, through December 31, 1999, the high and low bid quotation for the Company's Common Stock on the OTC Bulletin Board. Prices do not include retail markups, markdowns or commissions.

         Calendar Quarter                                                   High             Low
                                                                            ----             ---

         1998:

         First Quarter................................................... $ 2.44           $ 1.25
         Second Quarter................................................     5.00             1.50
         Third Quarter..................................................    4.00             1.06
         Fourth Quarter................................................     2.50             1.25
         1999:
         First Quarter................................................... $ 4.25           $ 2.13
         Second Quarter...............................................      2.06             1.06
         Third Quarter.................................................     2.00             1.00
         Fourth Quarter................................................     1.44              .50

          The Company did not pay any cash dividends on its common stock during the last two fiscal years and does not anticipate payment of such dividends for the foreseeable future. Payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and is dependent upon the Company's overall financial condition, capital requirements, compliance with contractual requirements, earnings, and such other factors as the Board of Directors may deem relevant. In addition, the terms of the Company's $1,800,000 short-term loan from Imagine Investments Inc. ("Imagine") prohibit the payment of cash dividends without the prior approval of Imagine. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."



Item 6. Selected Financial Data.

     The following summary of certain consolidated financial data of the company is derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with these financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Years Ended December 31.
                                                                          ---------------------------
                                                                           ( in thousands, except per share data)
                                                         ---------------------------------------------------------------

                                                                1999           1998           1997           1996           1995
                                                                ----           ----           ----           ----           ----

Sales and service revenues (1)                             $    1,620     $  667,704      $  884,082    $  467,254     $       --
Insurance premiums and annuity
  considerations (2)                                               --             --              --         3,224          8,298
Net investment income(2)                                          (61)           (32)            (31)        6,325         14,492
Net realized investment gains (losses)                           (257)          (499)            897         1,672           (234)
Other operating income                                             95          5,591          11,297         4,837           1,513
                                                           ----------     ----------      ----------    ----------     -----------
Total revenues (1)                                              1,397        672,764         896,245       483,312          24,069

Equity in earnings (losses) of
   Wickes Inc. (1)                                              2,247           (208)             --        (1,714)         (5,849)
Minority interest (1)                                              --            521             703        (2,318)             --
Reorganization of life insurance
     subsidiaries (2)                                              --             --              --            --          (9,062)
Gain on sale of Buildscape Inc. (3)                             3,994             --              --            --              --

Earnings (loss) from continuing operations
    before cumulative effect of change in
    accounting principles (4)                                  (2,678)       (12,307)         (5,821)          618         (17,845)
Loss from discontinued operations                                  --             --            (388)       (1,024          (1,086)
Gain on disposal of discontinued operations                        --             --              --            --           2,731

                                                           ----------     ----------      ----------    ----------      ----------
     Net earnings (loss)                                   $   (2,678)    $  (12,307)     $   (6,209)   $     (406)     $  (16,200)
                                                           ----------     ----------      ----------    ----------      ----------

Earnings (loss) per common share, after
    deducting preferred stock dividends and
    accretion:
Earnings (loss) from continuing operations
    before  cumulative effect of change in
    accounting principles                                       (0.56)         (2.33)         (1.12)          0.12           (3.38)
Loss from discontinued operations                                  --             --          (0.07)         (0.20)          (0.21)
Gain on disposal of discontinued operations                        --             --             --             --            0.52
                                                           ----------     ----------     ----------     ----------      ----------
Basic and diluted earnings(loss) per share                      (0.56)         (2.33)         (1.19)         (0.08)          (3.07)
                                                           ----------     ----------     ----------     ----------      ----------


Balance Sheet data (at period end):
  Total investments (2)                                    $   23,848     $   24,662     $   14,329     $   22,199      $  233,441
  Total assets (1)(2)                                          26,183         26,402        313,905        309,814         300,725
  Total debt and redeemable preferred
  stock                                                        23,627         22,116        219,426        204,511          31,215
  Total common stockholders' equity                        $      264     $    2,368     $   14,620     $   20,775      $   26,056
  Common shares outstanding                                 4,767,123      5,287,123      5,287,123      5,296,123       5,311,123


Book value per common share                               $      0.06     $     0.45     $     2.77     $     3.92      $     4.91
Cash dividend declared per common share                   $        --     $       --     $       --     $     0.10      $       --



(1) Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998, and all of 1997. The Company accounted for its investment in Wickes under the equity method for the fourth quarter of 1998 and all of 1999.

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

(4) Buildscape's operations are consolidated with those of the Company and its subsidiaries for all of 1998 and through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the remainder of 1999.

(5) In 1999, the Company recorded a gain of $3.4 million on the sale of 1,880,933 shares of Buildscape's common stock and 1,666,667 shares of Buildscape's voting Series A Cumulative Convertible Preferred Stock, this reduced the Company's ownership in Buildscape to 47% on a fully converted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes contained elsewhere herein. Since the operations of Wickes are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998, all of 1997, and accounted for on the equity method for the fourth quarter of 1998 and all of 1999, comparisons between periods may not be meaningful in certain respects. In addition, the operations of Buildscape are consolidated with those of the Company and its subsidiaries for all of 1998 and through October 21, 1999, and accounted for on the equity method for the remainder of 1999.

         FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. In addition, the discussion above of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the success of and level of cash flow generated by Cybermax, (ii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iii) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of Cybermax and Buildscape, (iv) the ability of the Company to raise funds through sales of Wickes common stock and Greenleaf securities and (v) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia and Jacksonville, Florida. In addition to the factors described above, the Company's ability to sell Wickes common stock or Greenleaf securities would depend upon, among other things, the trading prices for these securities, and, in light of the relatively low trading volume for these securities, possibly the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.

                              RESULTS OF OPERATIONS

         The Company reported results of operations for the years ended December 31, 1999, 1998 and 1997 as follows (in thousands):


                                                                           1999            1998            1997
                                                                           ----            ----            ----

Equity in earnings of Wickes(1)                                        $  2,247        $     208         $     --

Earnings(loss) before income taxes, minority interest, equity in related parties, loss on life insurance

  reorganization, and discontinued operations(2)(3)(6)                   (8,919)         (10,152)           (4,062)

Earnings(loss) before discontinued operations(4)(5)                      (2,678)         (12,564)           (5,821)

Loss from discontinued operations                                            --               --              (388)

                                                                       ---------       ---------         ---------
Net loss                                                               $ (2,678)       $ (12,564)        $  (6,209)
                                                                       =========       =========         =========


(1) Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998, and all of 1997. The Company accounted for its investment in Wickes under the equity method for the fourth quarter of 1998 and all of 1999.

(2) Includes net realized investment gains(losses) of $(257,000), $(499,000), and $897,000, in 1999, 1998 and 1997, respectively. 1999 includes a reserve for losses of $278,000 for sales of the Company's real estate in 2000. 1998 includes losses of $1,202,000 related to the sales of the Company's common stock in Wickes. 1998 also includes a reserve for losses of $635,000 for sales of the Company's common stock of Wickes in 1999.

(3) In 1998 the Company recorded charges of $5.9 million for restructuring and unusual items for Wickes. In 1997 the Company recorded a benefit of $0.6 million for restructuring and unusual items for Wickes.

(4) In 1998, the Company recorded $3.3 million in deferred income tax expense. This increased the valuation allowance against its deferred tax asset to 100%.

(5) In 1999, the Company recorded a $3.9 million gain for the sale of 38% of its common shares and 100% of its preferred shares of Buildscape.

(6) Buildscape's operations are consolidated with those of the Company and its subsidiaries for 1998 and from January 1, 1999 through October 21, 1999. The Company accounted for its investment in Buildscape on the equity method for the remainder of 1999.

                                   BUILDSCAPE

         On October 21, 1999, Imagine made a $10 million investment into Buildscape by converting $3 million of debt into common stock, exchanging 520,000 shares of Riverside stock for Buildscape common stock and investing an additional $5 million for Buildscape preferred shares.

        In this transaction, Imagine acquired from Riverside 1,880,933 of Buildscape's 5,000,000 outstanding shares of common stock in exchange for (i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine. In connection with the transaction, Imagine was granted the right to vote the Company's common shares on all matters with the exception of change in control. As of October 22, 1999, the Company owns 62% of the Buildscape common stock, however, since the Company's voting rights are controlled by Imagine, the Company is accounting for its investment in Buildscape on the equity method. The Company retained the remaining 3,119,067 outstanding shares of Buildscape's common stock. In addition, Buildscape issued to Imagine in exchange for $5,000,000, 1,666,667 shares of Buildscape's voting Series A Cumulative Convertible Preferred Stock with a $5 million aggregate liquidation preference. As a result of this transaction, the Company owns (before Buildscape employee's stock options) 47% of Buildscape on a fully converted basis. Imagine owns 38% of the common and 100% of the preferred shares of Buildscape, or 53% on the same basis. The Company recorded a gain of $3.9 million on the transaction.


         As a result of a reduction in the Company's ownership of Buildscape to a level below 50%, the Company accounted for investment in Buildscape on the equity method after October 21,1999. From January 1998 through October 21, 1999, the financial statements of the Company included those of Buildscape on a consolidated basis.

         The following table sets forth information concerning the results of Buildscape for January 1, 1999 through October 21, 1999 and 1998, respectively (in thousands):

                                                              1999                 1998
                                                              ----                 ----

Sales                                                    $     415            $      30
Cost of sales                                                  342                   14
                                                         ---------            ---------
  Net profit                                                    73                   16

Selling, general and administrative expense                  4,343                4,552
Depreciation and amortization                                  139                   53
Interest expense                                               174                   85
                                                         ---------            ---------
  Total expenses                                             4,656                4,690
                                                         ---------            ---------

  Net loss                                               $  (4,583)           $  (4,674)
                                                         =========            =========


         Buildscape had advertising revenue of $159,000 in 1999 compared to $30,000 in 1998. Revenue generated from Buildscape's auctions and superstores were $257,000 in 1999. Buildscape did not actively start selling its products and services until late in the fourth quarter of 1998.

                                    CYBERMAX

         The following table sets forth information concerning the results of Cybermax 1999 and 1998, respectively (in thousands):


                                                                   1999                 1998
                                                                   ----                 ----

         Sales                                                 $   1,171           $     486
         Cost of sales                                               213                 182
                                                               ---------           ---------
           Net profit                                                958                 304

         Selling, general and administrative expense               2,053                (333)
         Depreciation and amortization                               156                  50
         Interest expense                                              3                   6
                                                               ---------           ---------
           Total expenses                                          2,219                (277)

         Other income (expense)                                       15                  --
         Gain on sale of Buildscape                                3,994                  --
                                                               ---------           ---------
                                                                   4,009                   0
                                                               ---------           ---------
           Net earnings                                        $   2,755           $     581
                                                               =========           =========

         Web design services contributed approximately 76% of Cybermax sales in 1999 compared to 44% in 1998. The increase in sales is due primarily to the increase in sales and marketing efforts in 1999. Internet access operations, including network support and other services contributed approximately 24% of Cybermax sales in 1999, compared to 55% in 1998.

         Selling, general and administrative expense increased in 1999 primarily as a result of the increased overhead required to increase the sales levels achieved in 1999 and to further increase sales efforts in future years. During 1998, the Company's technical staff and sales staff were part of Cybermax's operations. Their services were allocated primarily to the start up operations of Buildscape. As a result, Cybermax charged Buildscape for these services. This reimbursement is included in selling, general and administration expense.

                                     WICKES

         The Company estimates that, after inter-company eliminations, net of goodwill amortization of approximately $521,000 and net of interest expense allocated from Riverside on its 13% and 11% Notes of $1,407,000, Wickes contributed earnings of $840,000 to the Company's results of operations in 1999.

         For the first nine months of 1998, the Company consolidated its operations with those of Wickes. During the first nine months of 1998, losses attributable to Wickes were $2,263,000.

Included in this amount is $844,000 of operating loss, goodwill amortization of $296,000, and $1,123,000 of interest expense allocated from Riverside on its 13% Notes. During the fourth quarter of 1998, losses attributable to Wickes were approximately $2,008,000. This amount includes $208,000 of equity in Wickes earnings, $379,000 of interest expense allocated from Riverside on its 13% Notes and losses of $1,837,000 incurred from the sale of Wickes common stock.

         The Company estimates that, after inter-company eliminations, net of goodwill amortization of approximately $534,000 and net of interest expense allocated from Riverside on its 13% Notes of $1,123,000, Wickes contributed losses of $2,770,000 to the Company's results of operations in 1997.

                                     WICKES

         The following discussions of Wickes' full year operations for 1999, 1998 and 1997 was obtained from the Wickes Form 10-K.

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                                                                Years Ended

                                                                   Dec 25,        Dec. 26,          Dec 27,
                                                                    1999            1998             1997
                                                                    ----            ----             ----

         Net sales                                                100.0%           100.0%            100.0%
         Gross profit                                              23.4             23.7              23.0
         Selling, general and administrative
           expense                                                 19.8             20.5              21.0
         Depreciation, goodwill and trademark
           amortization                                             0.6              0.6               0.6
         Provision for doubtful accounts                            0.2              0.3               0.2
         Restructuring and unusual items                            0.0              0.7              (0.1)
         Other operating income                                    (0.5)            (0.7)             (1.2)
         Income from operations                                     3.4              2.3               2.5


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

         Wickes' first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter weather conditions. Weather conditions in 1997 and 1999 were relatively normal throughout the year. During the first quarter of 1998, Wickes experienced mild winter weather conditions in Wickes' Midwest region, which was partially offset by increased precipitation in the Northeast and South.

        Wickes recorded net income of $7.6 million in 1999, compared with a net loss of $1.0 million in 1998, an improvement of $8.6 million. The primary components of this improvement include an increase in gross profit dollars of $38.2 million, a $5.9 million decrease in restructuring and unusual items, a 0.7% decrease in SG&A as a percentage of net sales and a $1.2 million decrease in provision for doubtful accounts. These improvements were partially offset by a $1.1 million increase in depreciation, goodwill and trademark amortization, a $1.7 million increase in interest expense, a $5.1 million increase in provision for income taxes and a reduction in other income of $1.2 million.

        Wickes recorded a net loss of $1.0 million in 1998, compared with a net loss of $1.6 million in 1997, an improvement of $0.6 million. The primary components of this improvement include an increase in gross profit of $12.4 million and a decrease in losses attributable to Riverside International LLC of $1.5 million. These improvements were partially offset by a $6.5 million increase in restructuring and unusual items expense, a reduction in other income of $3.9 million, and increases in SG&A expense of $1.5 million and provision for doubtful accounts of $1.2 million.


                      PARENT COMPANY AND OTHER SUBSIDIARIES

         The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Buildscape, Cybermax and Wickes (the "Parent Group").

         The Parent Group's non-interest operating expenses for 1999 decreased 73% to $421,000 compared to $1,549,000 in 1998. The primary reason for the decrease is that in 1999 all expenses relating to any of the Company's operating subsidiaries were paid directly by the subsidiary, thereby eliminating allocations. As a result, the Parent Company's expenses for 1999 include only expenses relating to public reporting (such as legal fees, audit fees, transfer agent fees and director fees) and depreciation of the Parent Company's property, plant and equipment and reserve for doubtful accounts. The Parent Groups non-interest operating expenses for 1998 decreased 30% to $1,549,000 compared to $2,222,000, in 1997. The primary reason for the decrease includes an increase of allocable expenses from the Parent Group to its subsidiaries, principally Buildscape and Cybermax. The Parent Group allocated expenses to its subsidiaries of $2,085,000 and $1,139,000 in 1998 and 1997, respectively. In addition, in 1997 a reserve was established for approximately $434,000, with respect to a receivable from an affiliate owned by Mr. Wilson. This affiliate provides the Company use of its airplane. During 1997, the Company's use of this airplane was primarily by Wickes (see Note 15 of Notes to Consolidated Financial Statements
- "Related Party Transactions"). This reserve was reduced by $104,000 in 1998 as a result of the Company's use of this plane. These deceases were offset by approximately $731,000 of expenses incurred by Wixx Energy Company ("Wixx") in 1998. Included in the expenses incurred by Wixx was a reserve for approximately $241,000 for loans made in 1996 and 1995 to a company controlled by one of the Company's directors. (See Note 15. of Notes to Consolidated Statements - "Related Party Transactions"). In September of 1998, Wixx ceased operations.

         Interest expense (excluding an interest allocation to Wickes for the Parent Company's 13% subordinated notes and 11% secured notes of $1,407,000, $1,502,000 and $1,473,000 in 1999, 1998 and 1997, respectively) for 1999, 1998 and 1997 was  $1,058,000,  $1,189,000  and  $1,635,000,  respectively.  In 1999, interest expense consisted of $90,000 on the Company's other loans and $968,000 on the Company's real estate mortgage debt. In 1998, interest expense consisted of $15,000 on the Parent Company's other bank debt and $1,174,000 on the Parent Company's real estate mortgage debt. In 1997, interest expense consisted of $167,000 on the Parent Company's other bank debt and $1,468,000 on the Parent Company's real estate mortgage debt. Interest expense on the Parent Company's real estate debt will continue to decrease as a result of real estate sales. The principal balance on the mortgage debt was reduced by $4.7 million and $1.5 million in 1998 and 1997, respectively.

         Revenues of the Parent Group (excluding investment income) for 1999, 1998 and 1997 were approximately $80,000, $546,000, and $605,000, respectively. The Parent Group's income primarily consists of non-recurring items, such as settlement proceeds from legal proceedings; therefore, comparisons between periods are not meaningful. Included in other income was $407,000 and $598,000 for 1998 and 1997, respectively, for settlements relating to the Company's former property and casualty insurance operations.

                             REAL ESTATE INVESTMENTS

         The Company's real estate investments consist of $7,308,000 in Georgia properties, $1,681,000 in Florida properties and $7,000 in other states.

         During 1999, the Company sold approximately .841 acres of its Georgia properties for $67,000, which generated gains of $20,000, compared to 1998 when the Company sold approximately 61 acres of its Georgia properties for $3,471,000, which generated gains of $751,000. In addition, during 1999, the Company sold a lot in Florida for $283,000 which generated gains of $1,000. During 1998, the Company sold approximately 12 acres of its Florida properties for $2,933,000 resulting in gains of $608,000.

         Included in the Company's net realized investment gains(losses) for 1999, 1998 and 1997 were net realized gains on real estate investments of
$(257,000),   $1,338,000  and  $897,000,  respectively.  In  1999,  the  Company established a reserve for approximately $278,000 for its Florida properties.

DISCONTINUED OPERATIONS

         On December 1, 1997, the Company completed the sale of its mortgage lending operations to an unrelated third party. The Company did not realize any gain or loss from the transaction, but did agree to indemnify the purchaser against losses on the construction loan portfolio that was transferred. As of March 15, 2000, the Company has 62,500 shares of its Wickes common stock pledged as collateral for this indemnification obligation. As the construction loan portfolio decreases, the shares held as collateral will be released. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position on results of operations.

         The following table sets forth comparative information concerning the results of the Company's former mortgage lending operations.

                                                                           1997
                                                                           ----

     Revenues from loans                                               $  1,363
     Other income                                                             3
                                                                       ---------
         Total revenues                                                   1,366

     Selling, general & administrative expenses(1)                        1,077
     Interest expense                                                       677
                                                                       ---------
         Total expense                                                    1,754
                                                                       ---------
                  Net loss                                             $   (388)
                                                                       =========

(1) Net of reimbursements of $955,000 during 1997 by the Parent Company from Wickes.

INCOME TAXES

     In 1999 the Company incurred a $0 tax expense. A 100% valuation allowance has been recorded to reduce the deferred tax assets to the amount where more likely than not, will be realized in the future. The current income tax provisions consists of state and local tax liabilities for Wickes. See Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.

                         LIQUIDITY AND CAPITAL RESOURCES

THE PARENT GROUP

         The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead.

         Operations (exclusive of Wickes, which is prohibited from paying dividends under its debt instruments) consist primarily of real estate sales and Cybermax's operations. Also, real estate sales proceeds are required to be applied to real estate debt reduction and are not available to the Parent Company for other purposes.

         The Parent Company's cash on hand and available borrowings will not be sufficient to support its operations and overhead through 2000. Therefore, the Parent Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described below, the principal source of funds for these purposes, and for the payment of interest on the Parent Company's indebtedness, has been sales of shares of Wickes and Greenleaf common stock.

         In addition,  the  $10,000,000  principal  amount of the  Company's 11%
Notes is due in September 2000, and the $1,800,000 principal amount of the Company's short-term loan from Imagine is due August 2000.

         For a detailed discussion of the Parent Company's liquidity, debt repayment obligations, and management's plans related thereto, see Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

         In addition to the above, the following transactions took place in 1999:

o During 1999 Buildscape borrowed $3,350,000 from Imagine. These loans were assumed by Riverside and cancelled in connection with the acquisition by Imagine of a majority interest in Buildscape on October 21, 1999. For additional information concerning this transaction, see Note 6 to the Consolidated Financial Statements included elsewhere herein. As a result of this transaction, Buildscape operates independently of the Company and its operations.

o    In  February  of  1998,  the  Company  completed  the  acquisition  of  the
     e-commerce and advertising operations formerly owned by Wickes. The disposition of these operations by Wickes was part of the determination made by Wickes to discontinue or sell non-core operations. For these operations, the Company paid consideration of approximately $872,000 in the form of a 3-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, the Company agreed to pay 10% of future net income of these operations, subject to a maximum of $429,249 plus interest. At March 15, 2000, the
     Company had made payments of $545,046 under the promissory note but was delinquent with respect to required payments of approximately $82,486 of principal and interest. In March of 2000, the Company and Wickes renegotiated the terms of the note, deferring all principal payments past due and due in the year ending December 31, 2000, for one year, at which time the principal payments would be due on a quarterly basis. The interest on this note will be paid on a quarterly basis.

o On August 25, 1999, the Company and the holders of the 13% Subordinated Notes ("the 13% Notes") completed an agreement whereby the Company's 13% Notes that were scheduled to mature in September 1999, were replaced with new subordinated promissory notes due September 30, 2000 bearing 11% interest ("the 11% Notes"). In March of 2000, the Company and the 11% Note holders modified their original agreement, which allows the Company to use 100% of the net sales proceeds from the sale of its Greenleaf shares to beapplied again the semi-annual interest due on March 31, 2000, in lieu of payment against the principal balance of the notes. In addition, the Company agreed to make a principal payment of approximately $550,000 on or before April 30, 2000. For information regarding the collateral for and terms of the 11% Notes, see Note 10 to the Consolidated Financial Statements included elsewhere herein.

o On August 27, 1999, the Company entered into a short-term loan agreement with Imagine pursuant to which the Company borrowed $711,055 in August 1999 and $1,088,945 in September 1999. The Company used these borrowings to fund its operations including (1) interest of approximately $631,507 on the 11% Notes, (2) delinquent principal and interest of approximately $349,924 on the Wickes debt (3) expenses of approximately $104,000 in connection with the replacement of the Company's 13% Notes and (4) delinquent payables of approximately $417,196. This loan is due August 31, 2000. In addition, as of March 31, 2000, the Company has made payments of approximately $9,500 to Imagine but $58,650 of interest is past due. For information regarding the collateral for and terms of this short-term loan agreement, see Note 10 to the Consolidated Financial Statements included elsewhere herein.


o For a description of recent sales by the Company of Wickes and Greenleaf common stock, see Note 11 to the Consolidated Financial Statements included elsewhere herein.

         During 1999, stockholders' equity decreased by $1,874,000. Included were losses attributable to Buildscape for approximately $4,583,000, which was offset by a $3,994,000 gain on the sale of Buildscape. Cybermax's operation and the Parent Company's debt accounted for approximately $2,929,000 of the decrease. These decreases were offset by $1,253,000 of unrealized gains recorded on the Company's Greenleaf common stock. Earnings of approximately $840,000 attributable to Wickes partially offset these losses. In addition, the Company retired 520,000 shares of its common stock, which accounted for approximately $422,000 of the decrease.

YEAR 2000

         The Year 2000 issue is the result of certain computer programs that were designed to use two digits rather than four to define the applicable year. As a result, if the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could cause system failures, miscalculations, the inability to process transactions, send invoices, or process similar business activities.

         The Company's total cost for the Year 2000 project was approximately $350,000, of which approximately $306,000 was used to replace the Company's accounting software system. The remaining $44,000 is for the replacement of systems, equipment and software which was accelerated due to the Year 2000 problem, and has been capitalized over the systems and software estimated useful life.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 23, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 23, 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 23, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders scheduled to be held on May 23, 2000.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A) LIST OF FINANCIAL STATEMENTS AND SCHEDULES FILED AS A PART OF THIS REPORT:

         (1)   Financial Statements:



               RIVERSIDE GROUP, INC. AND SUBSIDIARIES:                                          Page No.

                                                                                                --------

               Consolidated Balance Sheets - December 31,
               1999 and 1998                                                                      F-1

               Consolidated Statements of Operations
               for the years ended December 31, 1999,
               1998 and 1997                                                                      F-2

               Consolidated Statement of Stockholders'
               Equity for the years ended December 31,
               1999, 1998 and 1997                                                                F-3

               Consolidated Statements of Cash Flows for
               the years ended December 31, 1999, 1998
               and 1997                                                                           F-4

               Notes to Consolidated Financial Statements                                         F-5

               WICKES INC. AND SUBSIDIARIES:

               Independent Auditors Report                                                       WF-1

               Report of Independent Certified Public Accountants                                WF-2

               Consolidated Balance Sheets as of December 25, 1999
               and December 27, 1998                                                             WF-3

               Consolidated   Statements  of  Operations  for  the  years  ended
               December 25, 1999 and December 27, 1998 and December 28, 1997                     WF-4

               Consolidated Statements of Changes in Stockholders' Equity
               for the years ended December 25, 1999, December
               27, 1998 and December 28, 1997                                                    WF-5







               Consolidated  Statements  of  Cash  Flows  for  the  years  ended
               December 25, 1999, December 27, 1998 and December 28, 1997                        WF-6

               Notes to Consolidated Financial Statements                                        WF-7

               BUILDSCAPE, INC.:

               Report of Independent Certified Public Accounts                                   BS-1

               Balance Sheets - December 31, 1999 and 1998                                       BS-2


               Statements of Operations for the years
               ended December 31, 1999, and 1998                                                 BS-3

               Statement of Stockholders' Equity for the years
               ended December 31, 1999 and 1998                                                  BS-4

               Statements of Cash Flows for the years ended
               December 31, 1999 and 1998                                                        BS-5

               Notes to Consolidated Financial Statements                                        BS-6


         (2)   FINANCIAL STATEMENT SCHEDULES:

               RIVERSIDE GROUP, INC. AND SUBSIDIARIES:

               Report of Independent Certified Public Accountants                                 S-1

               Schedule II - Valuation and Qualifying Accounts                                    S-2

               Schedule III - Condensed Financial Information of Registrant                       S-3

           (b) Reports on Form 8-K - None


         EXHIBITS

 3.1* Restated Articles of Incorporation, as amended to date(previously filed as Exhibit 3.01 to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1994).

 3.2* Amended and Restated Bylaws, as amended to date (previously filed as Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

4.1    (a)*    Credit Agreement dated April 1, 1999  between  the registrant and the  signatories  thereto  (incorporated  by reference to Exhibit
               4.1(a) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

       (b)* Form of 11% Secured Promissory Note dated April 1, 1999 (incorporated by reference to Exhibit 4.1(b) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

       (c)** Modification to Credit Agreement dated March 24, 2000 between the registrant and Mitchell W. Legler, as agent for the Holders.


4.2    (a)*    Amendment to Loan Agreement dated May 20, 1999 among the registr-
               ant,  Cybermax,  Inc., Cybermax  Tech, Inc. Buildscape,  Inc. and
               Imagine  Investments, Inc. (incorporated  by reference to Exhibit
               4.2(a) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

       (b)*    Amended  and  Restated  Term  Promissory  Note dated May 20, 1999
               (incorporated by reference to Exhibit 4.2(b) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

       (c)* Amendment to Stock Option Agreement dated May 20, 1999 between Cybermax Tech, Inc. and Imagine Investments, Inc.(incorporated by reference to Exhibit 4.2(c) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

4.3    (a)*    Loan  Agreement  dated  August  12, 1999  among  the  registrant,
               Cybermax, Inc., Cybermax Tech, Inc., Buildscape, Inc. and Imagine
               Investments, Inc. (incorporated by reference to Exhibit 4.3(a) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999)

       (b)*    Promissory   Note   dated  August  12,  1999   (incorporated   by
               reference to Exhibit 4.3(b) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

         (c)* Stock Option Agreement dated August 12, 1999 between Cybermax Tech, Inc. and Imagine Investments, Inc.(incorporated by refer-ence to Exhibit 4.3(c) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

4.4 (a)* Loan Agreement dated August 27, 1999 between the registrant, and Imagine Investments, Inc.*(incorporated by reference to Exhibit 4.1(a) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending September 30, 1999)

         (b)* Demand Promissory Note dated August 27, 1999 (incorporated by reference to Exhibit 4.1(b) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending September 30,
                 1999).

         (c)* Stock Pledge Agreement dated August 27, 1999 between the registrant and Imagine Investments, Inc (incorporated by reference to Exhibit 4.1(c)to the Quarterly Report Form 10-Q filed by the Company for the quarter ending September 30,
                 1999).

10.1    (a)*     Non-Qualified  Stock  Option  Plan (previously filed as Exhibit
                 10.1(a) to the Company's Annual Report as Form 10-K for the year ended December 31, 1997).

         (b)* Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.1(b) to the Company's Annual Report as Form 10-K for the year ended December 31, 1997).

10.2     (a)*    Agreement dated  November  4, 1997  between  the Registrant and
                 Wickes Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Wickes for the September 1997 quarter).

         (b)* Agreement and Closing Agreement dated November 4, 1997 between the Registrant and Wickes Inc. (incorporated by reference to Exhibit 10.9(b) to the Wickes Inc. 1997 Form 10-K).

10.3*            Agreement  dated September 30, 1998 between Cybermax Tech, Inc.
                 and Greenleaf Technologies Corporation (incorporated by refer-ence to Exhibit 99.1 to the 8-K filed by the registrant on October 15, 1998).

10.4* Stock Purchase Agreement dated October 5, 1998 between the registrant and Imagine Investment, Inc. (incorporated by reference to Exhibit 99.2 to the 8-K filed by the registrant on October 15, 1998).

10.5* Agreement dated October 15, 1999 among Imagine Investments, Inc., Riverside Group, Inc., Cybermax, Inc., Cybermax Tech, Inc. and Buildscape, Inc. (incorporated by reference to Exhibit
                 2.1 to the 8-K filed by the registrant on October 15, 1998).

10.6* Series A Cumulative Convertible Preferred Stock Purchase Agreement dated October 15, 1999 among Riverside Group, Inc., Buildscape, Inc. and Imagine Investments, Inc. (incorporated by reference to Exhibit 2.2 to the 8-K filed by the registrant on October 15, 1998).

10.7**         Agreement between Buildscape, Inc. and Wickes, Inc.

10.8** Settlement Agreement dated January 28, 2000 between the registr-ant, Greenleaf Technologies Corporation, Cybermax Tech, Inc. and Cybermax, Inc.




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


Dated:   March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ J. Steven Wilson                               /s/Edward M. Carey, Sr.
--------------------------------                   -----------------------
J. Steven Wilson                                   Edward M. Carey, Sr.
Principal Executive Officer                        Director, March 30, 2000
and Director, March 30, 2000



/s/ Varina M. Steuert                              /s/ Catherine J. Gray
-------------------------------                    ---------------------
Varina M. Steuert                                  Catherine J. Gray
Director, March 30, 2000                           Senior Vice President, Chief
                                                   Financial Officer, (Principal
                                                   Accounting and financial
                                                   Officer), March 30, 2000



March 30, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders,
Riverside Group, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and common stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Riverside Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their consolidated operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that Riverside will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jacksonville, Florida                                PricewaterhouseCoopers LLP
April 14, 2000





                                      F-1












                     Riverside Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)





                                                                                 December 31,                      December 31,
                                                                                     1999                              1998
                                                                                 ------------                      ------------

                                                       ASSETS
Current assets:
     Cash and cash equivalents                                                   $      277                         $      509
     Accounts receivable, less allowance for doubtful
        accounts of $3 at 1999 and $337 at 1998                                       259                                246
     Notes receivable                                                                    30                                197
     Prepaid expenses                                                                    19                                 46
                                                                                 ----------                         ----------
         Total current assets                                                           585                                998

Investment in Wickes Inc.                                                            15,799                             14,738
Investment in Buildscape Inc.                                                          (947)                                --
Investment in Greenleaf Technologies Corp                                             1,253                                 --
Investment in real estate                                                             8,996                              9,667
Property, plant and equipment, net                                                      340                                402
Other assets (net of accumulated amortization of
     $60 in 1999 and $796 at 1998)                                                     157                                340
                                                                                 ----------                         ----------
         Total assets                                                            $   26,183                         $   26,145
                                                                                 ==========                         ==========

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Current debt and current  maturities of long-term debt                      $   11,813                         $   10,356
     Accounts payable                                                                   430                                223
     Accrued liabilities                                                              1,758                              1,377
     Deferred taxes                                                                      --                                 --
     Deferred revenue                                                                    --                                112
                                                                                 ----------                         ----------
       Total current liabilities                                                     14,001                             12,068

Long-term debt                                                                          469                                415
Mortgage debt                                                                        11,345                             11,345
Net liabilities of discontinued operations                                               21                                 22
Other long-term liabilities                                                              83                                184
                                                                                 ----------                         ----------
        Total liabilities                                                            25,919                             24,034

Commitments and contingencies (Note 11)

Common stockholders' equity :
     Common stock, $.10 par value; 20,000,000 shares authorized;                        477                                529
     4,767,123 and  5,287,123  issued and outstanding  in 1999 and 1998
     Additional paid in capital                                                      16,468                             16,838
     Cumulative comprehensive income                                                  1,253                                 --
     Retained earnings (deficit)                                                    (17,934)                           (15,256)
                                                                                 ----------                         ----------
     Total common stockholders' equity                                                 (264)                             2,111

                                                                                 ----------                         ----------
          Total liabilities and common stockholders' equity                      $   26,183                         $   26,145
                                                                                 ==========                         ==========










          See Accompanying Notes to Consolidated Financial Statements.

                                       F-2






                     Riverside Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)









                                                                1999                      1998                       1997
                                                             ---------                 ----------                 ----------

Revenues:
     Sales and service revenues                              $    1,620                $  667,704                 $  884,082
     Net investment loss                                            (61)                      (32)                       (31)
     Net realized investment gains (losses)                        (257)                     (499)                       897
     Other operating income                                          95                      5,591                    11,297
                                                             ----------                -----------                 ---------
                                                                  1,397                    672,764                   896,245
                                                             ----------                -----------                 ---------
Costs and expenses:
     Cost of sales                                                  559                    510,106                   681,056
     Provision for doubtful accounts                                 91                      1,904                     2,148
     Depreciation, goodwill and trademark amortization              375                      4,426                     5,613
     Restructuring and unusual items                                 --                      5,932                      (559)
     Selling, general and administrative expenses                 6,649                    141,284                   187,524
     Interest expense                                             2,642                     19,264                    24,525
                                                            -----------                -----------                ----------
                                                                 10,316                    682,916                   900,307
                                                            -----------                -----------                ----------

Loss before income taxes, equity in earnings of
     related parties and minority interest:                      (8,919)                   (10,152)                   (4,062)

     Current income tax expense                                      --                       (396)                   (1,099)
     Deferred income tax benefit (expense)                           --                     (3,002)                      153
     Equity in earnings of Wickes, Inc.                           2,247                        208                        --
     Gain on sale of Buildscape Inc.                              3,994                         --                        --
     Equity in related parties                                       --                         --                    (1,516)
     Minority interest, net of income taxes                          --                        778                       703
                                                             ----------                 ----------                ----------
       Earnings (loss) before discontinued operations            (2,678)                   (12,564)                   (5,821)

Discontinued operations:
     Loss from operations of discontinued mortgage
     lending operations, net of income taxes                         --                         --                      (388)
                                                             ----------                 ----------                ----------
       Net loss                                              $   (2,678)                $  (12,564)               $   (6,209)
                                                             ==========                 ==========                ==========

Basic and diluted loss per common share:
     Net loss from continuing operations                     $    (0.52)                $    (2.41)               $    (1.12)
     Net loss from discontinued operations                           --                         --                     (0.07)
                                                             ----------                 ----------                ----------
     Loss per share                                          $    (0.52)                $    (2.41)               $    (1.19)
                                                             ==========                 ==========                ==========

     Weighted average number of common shares
     used in computing earnings per share                     5,128,131                  5,213,186                 5,193,970









          See Accompanying Notes to Consolidated Financial Statements.
                                       F-3




                     Riverside Group, Inc. and Subsidiaries
              Consolidated Statement of Common Stockholder's Equity
                                 (in thousands)





                                                                       Accumulated                        Total
                                                       Additional        Other            Retained        Common           Total
                                          Common        Paid-In       Comprehensive       Earnings     Stockholders'   Comprehensive
                                          Stock         Capital          Income           (Deficit)       Equity           Income
                                       ----------      ----------      -------------    ------------   -------------   ------------


Balance, December  31, 1996          $      530        $   16,728       $       --       $    3,517       $   20,775

Net loss                                     --                --               --           (6,209)          (6,209)   $   (6,209)
                                                                                                                         ----------
Total comprehensive income                                                                                               $   (6,209)
                                                                                                                         ==========

Purchase and retirement of 9,000
  shares of common stock, at cost            (1)              (17)              --                --             (18)

Cost of ESOP shares released                 --                72               --                --              72

                                      ---------        ----------       ----------        ----------       ---------
Balance, December  31, 1997                 529            16,783                0            (2,692)         14,620

Net loss                                     --                --               --           (12,564)        (12,564)    $  (12,564)
                                                                                                                         ----------
Total comprehensive income                                                                                               $  (12,564)
                                                                                                                         ==========

Cost of ESOP shares released                 --                55               --                --              55

                                      ---------         ---------       ----------        ----------       ---------
Balance, December  31, 1998                 529            16,838                0           (15,256)          2,111

Net loss                                     --                --               --            (2,678)         (2,678)    $   (2,678)

Increase in unrealized investment gains,
  net of deferred taxes                      --                --            1,253                --           1,253          1,253
                                                                                                                          ---------
Total comprehensive income                                                                                                $  (1,425)

                                                                                                                          =========
Retirement of 520,000 shares of
  common stock, at cost                     (52)             (370)              --                --            (422)


                                     ----------        ----------       ----------         ---------       ---------
Balance, December  31, 1999          $      477        $   16,468       $    1,253         $ (17,934)      $     264
                                     ==========        ==========       ==========         =========       =========















          See Accompanying Notes to Consolidated Financial Statements.
                                       F-4





                     Riverside Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)




                                                                                              Years Ended December 31,
                                                                                 ----------------------------------------------
                                                                                    1999                1998               1997
                                                                                    ----                ----               ----

Cash Flow from Operating Activities
     Net loss                                                                  $   (2,678)          $  (12,564)       $   (6,209)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation expense                                                         254                3,639             4,433
         Amortization expense                                                         636                1,914             2,754
         Amortization of bond discount                                                173                  201               173
         Provision for doubtful accounts                                               91                1,904             2,148
         Gain on sale of fixed assets                                                  (2)              (1,574)           (6,156)
         Gain on sale of subsidiary                                                (3,994)                  --                --
         Net realized investment (gains) losses                                       257                  499              (897)
         Benefit for deferred income taxes                                             --                3,002              (153)
         Equity in earnings of unconsolidated subsidiaries                         (2,768)                (208)            1,516
         Minority interest                                                             --                 (778)             (703)
         Change in other assets and liabilities:
            Increase in accounts receivable                                          (104)             (24,749)          (12,497)
            (Increase)Decrease in notes receivable                                    157                1,845            (3,135)
            Increase in inventory                                                      --              (10,421)           (2,034)
            (Increase)decrease  in other assets                                        39                  573            (4,740)
            Increase in deferred gain                                                  --                   --              (670)
            Increase(decrease)  in accounts payable and accrued liabilities           588                6,891            (3,745)
            Net liabilities of discontinued operations, other liabilities
             and current income taxes                                                (220)                (221)              145
                                                                               ----------           ----------        ----------
         Net Cash Used In Operating Activities                                     (7,557)             (30,047)          (29,770)
                                                                               ----------           ----------        ----------

     Cash Flows from Investing Activities
         Purchase of investments:
            Property, plant and equipment                                            (338)              (3,396)           (7,772)
            Investment in real estate                                                  (9)                (423)           (1,004)
         Sale of investments:
            Property, plant and equipment                                               2                3,629            13,802
            Investment in real estate                                                 405                6,405             4,407
            Securities of Wickes Inc.                                               1,186                2,669               290
            Sale of Buildscape, Inc.                                                4,391                   --                --
         Life Insurance Reorganization                                                 --                   --             5,315
                                                                               ----------           ----------        ----------
         Net Cash Provided By Investing Activities                                 (5,637)               8,884            15,038
                                                                               ----------           ----------        ----------

     Cash Flows from Financing Activities
            Net borrowings under the revolving line of credit                          --               24,481            16,732
            Repayment of debt                                                      (3,494)              (5,494)           (3,529)
            Increase in borrowings                                                  5,182                   80             1,539
            Purchase and retirement of treasury shares                                 --                   --               (18)
            Net proceeds from sale of Wickes Inc.                                      --                   96                62
                                                                               ----------           ----------        ----------
         Net Cash Provided By Financing Activities                                  1,688               19,163            14,786

            Net Increase (Decrease) in Cash and Equivalents                          (232)              (2,000)               54
            Cash and equivalents at beginning of period                               509                3,154             3,100
            Less: Wickes Inc. cash balance                                             --                 (645)               --
                                                                               ----------           ----------        ----------
            Cash and equivalents at end of period                              $      277           $      509        $    3,154
                                                                               ==========           ==========        ==========






          See Accompanying Notes to Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

ORGANIZATION

Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside", also "Parent Company") is a holding company ocused through its wholly-owned subsidiary, Cybermax, Inc. ("Cybermax"), on providing e-commerce solutions to the building industry, as well as web software application development and hosting services. Unless the context indicates otherwise, the term "Company" as used herein refers to Riverside and its subsidiaries.

The Company also engages in the supply and distribution of building materials through its 36%- owned subsidiary, Wickes Inc. ("Wickes") and its 47%-owned subsidiary, Buildscape, Inc. ("Buildscape"). Buildscape provides e-commerce services and building related contact to the home building professional as well as consumer.

The consolidated financial statements present the results of operations, financial position, and cash flows of Riverside and all of its wholly-owned and majority-owned subsidiaries. The Company's wholly-owned and majority-owned subsidiaries include: Cybermax, and its subsidiaries, Wixx Energy, Inc. ("Wixx"), Wickes Financial Services Center, Inc. ("WFSC"), NRG Network, Inc. ("NRG"); and the parent's two principal insurance holding company subsidiaries, American Financial Acquisition Corporation ("AFAC") and Dependable Insurance Group, Inc. ("DIGI"), and their subsidiaries. For a description of the Company's accounting for its investment in Wickes, (see Note 3. "Investment in Wickes"). The Company dissolved WFSC and NRG on December 31, 1999.

Cybermax's wholly-owned subsidiaries include Cybermax Tech, Inc. ("CT"). CT was dissolved on October 31, 1999, when the Company sold 38% of its common stock of Buildscape. CT's wholly-owned subsidiaries include Buildscape through October 21, 1999, after the Company sold 38% of its common stock to Imagine Investments, Inc. ("Imagine") (see Note 6. "Investment in Buildscape") and Gameverse, Inc. ("Gameverse"), through September 30, 1998, when the Company sold Gameverse to Greenleaf Technologies Corporation ("Greenleaf") (see Note 5. "Investment in Greenleaf"). During the fourth quarter of 1999, CT contributed its investment in Buildscape to Cybermax who contributed it to Riverside.

Dependable Group's wholly owned subsidiary is: Wickes Mortgage Lending, Inc. ("WML"), a mortgage lending company, from April 1996 through December 1997 when it was sold (see Note 4. "Sale of Mortgage Lending Operations").

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

ACCOUNTS RECEIVABLE

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

INVESTMENT SECURITIES, AVAILABLE FOR SALE

The Company accounts for its investment in Greenleaf securities according to the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that all applicable investments be classified as trading securities, available-for-sale, or held-to-maturity securities. The Company did not have any investments classified as trading securities during the periods presented. The statement further requires that held-to-maturity securitie be reported at fair value, with unrealized gains and losses excluded from earnings, but reported within shareholders' equity in accumulated other comprehensive income (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses, calculated by teh specifice identification method, will be recognized as a component of operating results. The fair value of these securities are based upon the last reported price on the exchange on which they are traded.


INVESTMENT IN REAL ESTATE

Investments in real estate are carried at the lower of cost or appraised value. Foreclosed property is valued at the lower of the carrying amount or fair market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation, and are depreciated using the straight-line method. Estimated useful lives range from 3 to 5 years. Gains and losses from dispositions of property, plant and equipment are included in the Company's results of operations as other operating income. During 1998, the Company disposed of property and equipment for a net gain of $1,574,000, of which $510,000 was from the sale of excess properties.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded a write down of $635,000 in 1998, relating to 365,000 shares of Wickes' common stock that was disposed of in the first quarter of 1999. While additional shares may be sold on the open market or in private transactions in the future, the Company cannot estimate whether or not such sales will occur at a gain or loss. No assurances can be given that such losses will not occur.

OTHER ASSETS

Other assets consists primarily of deferred financing costs which are amortized over the expected terms of the related debt.

EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED

The Company amortizes the excess of costs over fair value of net assets ("goodwill") acquired over 10 years. The Company evaluates the recoverability of goodwill based upon expectations of non- discounted cash flows and income from operations for each subsidiary having a material goodwill balance. Based upon this evaluation, the Company believes that no impairment of goodwill exists at December 31, 1999.

Net goodwill of $4.7 million and $5.2 million is included in the Company's investment in Wickes at December 31, 1999 and December 31, 1998, respectively.

PARTIALLY-OWNED COMPANIES

For 1997, the Company's investment in an international operation is recorded under the equity method. The Company's share of losses is reflected as equity in loss of affiliated company in the Consolidated Statements of Operations.

ACCOUNTS PAYABLE

The Company includes outstanding checks in excess of bank balances in accounts payable. There were $99,200 in outstanding checks in excess of bank balances at December 31, 1998.

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

EARNINGS PER SHARE

Basic and Diluted earnings per common share are calculated in accordance with SFAS No. 128, "Earnings Per Share". Earnings per share are based upon the weighted average number of shares of common stock outstanding (5,128,131 in 1999, 5,213,186 in 1998, and 5,193,570 in 1997 ). On October 21, 1999, the
Company retired 520,000 shares of its common stock previously held by Imagine received by the Company in connection with the Buildscape sale (see Note 6. "Investment in Buildscape"). During 1997, the Company issued 50,000 stock options at an exercise price of $3.00 per share. In addition during 1997, the Company purchased and retired 9,000 shares of its common stock. Since the Company had a net loss in 1999 and 1998, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.

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

FINANCIAL STATEMENT PRESENTATION AND RECLASSIFICATION

Certain reclassifications have been made to the 1998 financial statement presentation to conform with the 1999 financial statement presentation.

STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

The Company and its subsidiaries, exclusive of Wickes ("Parent Group") paid $1,544,000, $2,728,000, and $2,867,000, of interest in 1999, 1998, and 1997, respectively. Wickes paid $12,919,000, and $19,790,000, of interest in 1998, and 1997, respectively.

The Parent Group made no income tax payments in 1999, 1998, and 1997. Wickes paid $769,000, and $1,344,000, of income taxes in 1998, and 1997, respectively.

Net cash used in discontinued operations totaled approximately $1.2 million in 1997.

The Company did not pay any dividends on its common stock during 1999 and 1998.

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

Amortization expense of $1,914,000 in the Company's Consolidated Statement of Cash Flows for 1998 includes $1,127,000 of deferred financing costs of Wickes. These costs are included as interest expense in the Company's Consolidated Statements of Operations.

In October 1999, the Company sold 1,880,000 shares of Buildscape common stock in exchange for (i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine. The calculated market value on Riverside's stock was approximately $422,500 on the date of the sale.

The following table represents the assets and liabilities of Wickes as of October 1, 1998. Because Riverside changed its method of accounting for its investment in Wickes to the equity method, these amounts were reclassified to investment in Wickes, net of minority interest on the Company's Consolidated Balance Sheet at December 31, 1998:






                                                                                (unaudited)
                                                                                October 1,
                                                                                    1998
                                                                                __________



                  ASSETS
Current assets:
     Cash                                                                      $      645
     Accounts receivable, less allowance for
       doubtful accounts of $4,383                                                104,835
     Notes receivable                                                               1,221
     Inventory                                                                    113,127
     Deferred tax asset                                                             9,260
     Prepaid expenses                                                               2,305
                                                                               ----------
           Total current assets                                                   231,393

Property, plant and equipment, net                                                 44,691
Trademark (net of accumulated amortization of
  $10,441)                                                                          6,579
Deferred tax asset                                                                 17,054
Rental equipment (net of accumulated depreciation
 of $471)                                                                           1,923
Other assets (net of accumulated amortization of
 $9,121)                                                                           11,065
                                                                               ----------
           Total assets                                                        $  312,705
                                                                               ==========

           LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                      $       22
     Accounts payable                                                              47,742
     Accrued liabilities                                                           22,160
                                                                               ----------
           Total current liabilities                                               69,924
                                                                               ----------

Long-term debt, less current maturities                                           217,525
Other long-term liabilities                                                         2,876

Common Stockholders' equity:
     Common stock (8,202,264 shares issued and
       outstanding)                                                                    82
     Additional paid-in capital                                                    86,771
     Accumulated deficit                                                          (64,473)
                                                                               ----------
           Total common stockholders' equity                                       22,380
                                                                               ----------
           Total liabilities & stockholders' equity                              $312,705
                                                                               ==========






The following table represents the assets and liabilities of Buildscape as of October 21, 1999. Because Riverside changed its method of accounting for its investment in Buildscape to the equity method, these amounts were reclassified to investment in Buildscape on the Company's Consolidated Balance Sheet at December 31, 1999.

                                                                                (unaudited)
                                                                                October 21,
                                                                                   1999
                                                                                ___________

     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $       48
     Accounts receivable and accrued interest                                          54
     Inventory                                                                        123
     Prepaid expenses                                                                  70
                                                                               ----------
           Total current assets                                                       295

     Furniture and equipment, net                                                     161
     Other assets (net of accumulated amortization of $73)                             60
                                                                               ----------
           Total assets                                                        $      516
                                                                               ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                      $      350
     Accrued expenses                                                               1,009
     Accounts payable                                                                 605
     Deferred revenue                                                                  31
                                                                               ----------
                                                                                    1,995

Due to affiliates/related parties                                                      39
                                                                               ----------
           Total liabilities                                                        2,034
                                                                               ----------

STOCKHOLDERS' EQUITY

     Common stock                                                                      --
     Additional paid-in capital                                                     8,450
     Retained earnings                                                             (9,967)
                                                                               -----------
           Total stockholders' equity                                              (1,518)
                                                                               ----------

           Total liabilities and stockholders' equity                          $      516
                                                                                =========



2.    RESTRUCTURING AND UNUSUAL CHARGES

During 1997, Wickes recorded a $1.5 million restructuring charge for discontinued programs and reductions in its corporate headquarters workforce. The $1.5 million included approximately $0.9 million for severance and postemployment benefits for approximately 25 headquarters employees. The discontinued programs included Wickes' mortgage lending, utilities marketing and certain internet programs. This charge was offset by a $2.1 million reduction in accrued costs for a restructuring plan formulated by Wickes in late 1995, which was completed in 1997. The $2.1 million reversal included four centers identified for closure that had significantly improved market conditions and would remain open, as well as a change in the estimate of facility carrying costs for sold facilities and those remaining to be sold.

During the first quarter of 1998 Wickes implemented a restructuring plan (the "1998 Plan") which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, Wickes recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million cumulative charge included $4.1 million in estimated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and postemployment benefits related to the 1998 plan, offset by a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $4.1 million in estimated losses includes the write-down of assets (excluding real estate), to their net realizable value, of $3.4 million and $700,000 in real estate carrying costs. The $2.1 million in severance and postemployment benefits covered approximately 250 employees, 25 of which were headquarters employees, that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities. At December 26, 1998 the accrued liability for restructuring had been reduced to zero.

3.      INVESTMENT IN WICKES

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

Riverside acquired two million newly-issued shares of Wickes' common stock on June 20, 1996 for $10.0 million in cash. These additional shares increased Riverside's ownership in Wickes from 36% to 52% of Wickes' total common shares and from 39% to 55% of Wickes' voting common shares. In September and October of 1997, Riverside sold approximately 65,000 shares of its Wickes' common stock for $290,000. (See Note 15. "Related Party Transactions").

In connection with the purchase from Wickes of its newly-issued shares, Wickes agreed to provide the Company with certain rights to have some or all of the shares registered for the Company's benefit under the Securities Act of 1933. In August of 1998, the Company requested that 1,000,000 shares be registered pursuant to Rule 415 under the 1933 Act. At the Company's request, Wickes has not, however, sought to have this registration statement declared effective by the Securities and Exchange Commission pending the Company's consideration of the various alternatives available to it.

On October 5,1998, the Company and Imagine entered into a Stock Purchase Agreement dated the same date (the "Imagine Agreement"). Under the Imagine Agreement, the Company granted Imagine (i) an option to acquire 750,000 shares of Wickes common stock at a purchase price of $3.25 per share in cash (the "Call Option") and (ii) a right of first refusal expiring April 5, 2000 with respect to all of the shares of Wickes common stock beneficially owned by the Company. On November 4, 1998, the Company and Imagine entered into Amendment No. 1 to the Imagine Agreement, which extended the expiration date of the Call Option until November 19, 1998 and the expiration of the Put Option until November 30, 1998. On November 18, 1998, the Company and Imagine entered into Amendment No. 2 to the Imagine Agreement, which extended the amended expiration date of the Call Option until November 30, 1998. On November 30, 1998, the Company and Imagine entered into Amendment No. 3 to the Imagine Agreement, which extended the amended expiration date of the Call Option until December 9, 1998. On December 9, 1998, the Company and Imagine entered into Amendment No. 4 to the Imagine Agreement, which extended the amended expiration date of the Call Option until December 23, 1998. On December 23, 1998, the Company and Imagine entered into Amendment No. 5 to the Imagine Agreement, which extended the amended expiration date of the Call Option until January 23, 1999.

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

A condition to the obligations of Imagine under the Imagine Agreement was that the Company create two vacancies on its Board of Directors and that Robert T. Shaw and Harry T. Carneal be elected to fill such vacancies. On October 5, 1998, two directors of the Company, Kenneth H. Kirschner and Frederick H. Schultz, resigned from the Company's Board of Directors, and Messrs. Shaw and Carneal were elected to fill these vacancies. On November 12, 1998, Messrs. Shaw and Carneal were also elected to the Wickes Board of Directors. During 1999, Messrs. Shaw and Carneal resigned from the Company's Board of Directors.

On December 30, 1998, the Company sold 82,000 shares of Wickes' common stock to Imagine for $307,500 in cash in a separate transaction. In addition, in December 1998, the Company sold 16,600 shares of Wickes' common stock for $68,300 in cash in the open market.

At December 31, 1999, Riverside beneficially owned 3,000,513 shares of Wickes' common stock, which constituted 36% of Wickes' outstanding voting and non-voting common stock.

As a result of the above transactions, results of operations are consolidated with Wickes, beginning July 1, 1996 through September 30, 1998. Prior to July 1, 1996, and after September 30, 1998, the Company's consolidated balance sheets and consolidated statements of operations and cash flows reflect Riverside's investment in Wickes on the equity method. The acquisition of additional shares has been recorded as a step acquisition using the purchase method of accounting.

Summary audited financial information of Wickes for years 1999, 1998 and 1997 follows (in thousands):



                                                    Years Ended December 25, 1999, and December 27,
                                                    ----------------------------------------------
                                                              1998 and December 28, 1997
                                                              --------------------------

                                                     1999                      1998                 1997
                                                     ----                      ----                 ----


Operating Statement Data:
     Net sales                                    $1,084,633                $ 910,272             $ 884,082
     Gross profit                                    253,643                  215,472               203,026
     Net income (loss)                            $    7,588                $    (965)            $  (1,560)
Balance Sheet Data:
     Current assets                               $  241,208                $ 209,467             $ 197,974
     Total assets                                    334,009                  292,183               283,352
     Current liabilities                              78,685                   74,122                63,515
     Long-term debt                                  220,742                  191,961               193,061
     Other long-term liabilities                       3,763                    2,952                 2,775
     Common stockholders' equity                  $   30,819                  $23,148             $  24,001

BARTER TRANSACTION

At any given time approximately 1% to 2% of Wickes' total inventory will be classified as delete or obsolete merchandise. Delete or obsolete merchandise consists of inventory that, while in good sellable condition, will be discontinued for one of several business reasons. This inventory, which may consist of items from any of Wickes' product lines, historically has been marked down in value by approximately 20% to 30% of its original cost.

In September of 1998, Wickes entered into a transaction in which it exchanged delete/obsolete merchandise, with an impaired book value of $1.2 million, for barter credits at a stated value of $1.6 million. As part of the barter transaction Wickes had agreed to sell the merchandise for the new owner, on a clearance basis, and remit the proceeds, up to $350,000, to the owner. Wickes entered into the transaction to free valuable showroom and storage space for new merchandise. The value of this merchandise had been previously reduced from its original cost of approximately $1.6 million to $1.2 million, based on Wickes' most recent sales information. Initially the exchange was considered to be a non-monetary exchange, as outlined under APB 29 and EITF 93-11, and no further impairment was recorded at that time. The barter credits were recorded as a prepaid expense with a value of $1.2 million.

Subsequent to the second quarter of 1999, Wickes restated its September 1998 financial statements to account for the barter transaction as a monetary transaction, upon receiving written confirmation from a second "Big Five" accounting firm and after careful review and concurrence of its Board of Directors Audit Committee. A non-cash charge of $844,000 has now been recorded to reduce the value of the inventory exchanged, and the resulting book value of the barter credits, from approximately $1.2 million to $350,000. As a result of this change, Wickes will also record increased future earnings for each dollar of barter credits used in excess of $350,000.

The following table reconciles the amounts Wickes previously reported to the amounts Wickes reported in the condensed consolidated statements of operations for the year ended December 26, 1998 (amounts in thousands, except per share data).

                                                                       Restatement
                                                      Previously        for Barter
                                                       Reported         Transaction        As Restated
                                                      __________        ___________        ___________

Income (loss) before income taxes                      $    568           $  (844)          $   (276)
Provision for income taxes                                1,019              (330)               689
                                                       --------           --------          ---------
Net loss                                               $   (451)          $  (514)          $   (965)
                                                       =========          ========          =========
Basic and diluted loss
  per common share                                     $  (0.60)          $ (0.06)         $   (0.12)




Wickes restated 1998 earnings in 1999. Such restatement changed the Company's net investment and related equity in earnings of subsidiary to reflect a reduction of approximately $257,000. Such adjustment has been made to the 1998 financial statements filed in this Form 10-K.

4.       SALE OF MORTGAGE LENDING OPERATIONS

Beginning in 1995, Riverside marketed construction and permanent mortgage loans to and through the professional building customers of Wickes. In early 1997, Riverside began to reduce the extent of mortgage operations. In December, 1997, Riverside completed the sale of its remaining mortgage operations to a third party, which continues to market mortgage loans through Wickes.

During 1997, after reimbursement of $955,000 received by the Parent Company on behalf of WML, from Wickes, the Parent Company incurred pre-tax loss of $388,000 on its mortgage operations.

5.       INVESTMENT IN GREENLEAF

As of September 30, 1998, the Company entered into and completed an agreement with Greenleaf, based in Iselin, New Jersey, whereby the Company has acquired common shares of Greenleaf in exchange for 100% of the common stock of the Company's wholly owned subsidiary, Gameverse. As a result of the transaction, the Company owned 14,687,585 shares, or approximately forty percent of Greenleaf's outstanding common shares. The Company also received two five year options to acquire additional newly-issued shares of Greenleaf's common stock
(1) 5,733,333 shares at an average exercise price of $.25 per share; (2) 1,581,249 shares at an exercise price of $.15 per share. In accordance with the Accounting Principles Board Opinion Number 29: Accounting for Nonmonetary Transactions, the Company has recorded zero basis in its investment in Greenleaf. The calculated market value of the Company's investment in Greenleaf at the time of the transaction was approximately $6.7 million based on Greenleaf's stock price of $.46 per share on the over-the- counter Bulletin Board.

As a result of Greenleaf's dissatisfaction with the transaction, on January 28, 2000, the Company and Greenleaf executed a Settlement Agreement (the "Greenleaf Settlement"). In the Greenleaf Settlement, the Company retained 10,000,000 shares of the 14,687,585 shares that it had originally received. The Company also retained a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. In addition to the 10,000,000 retained shares, 3,000,000 of the Greenleaf's shares are held in an escrow account (the "Escrow Shares"), pursuant to an escrow agreement acceptable to Greenleaf and the Company. The proceeds from the sale of the escrow shares are to be used to fund a mutually agreeable joint venture for the marketing of technology and internet-related products, to be owned in equal amounts by Greenleaf and the Company. In connection with the settlement, Riverside granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax. The exercise price is $1,000,000 and the expiration date of the option is September 30, 2003. In addition, the Company entered into an agreement with a subsidiary of Greenleaf, Future Com.
("Future"), for use of satellite air time, related technology, hardware and software, on an as-needed basis, at fair market value.

At December 31, 1999, the calculated market value of the Company's investment in Greenleaf was approximately $5.5 million based on Greenleaf's stock price of $.41 per share on the Over-the-Counter Bulletin Board. The calculated value was determined by multiplying 13,500,000 shares owned by the Company by the stock price listed on the Over-the-Counter Bulletin Board on the respective date.

At April 12, 2000, the calculated market value of the Company's investment in Greenleaf was approximately $24.1 million based on Greenleaf's stock price of $1.80 per share on the Over-the-Counter Bulletin Board. The calculated value has been determined by multiplying 13,500,000 shares owned and under option by the Company less 73,413 options shares given to employees of the Company by the stock price listed on the Over-the-Counter Bulletin Board on that date. During the first quarter of 2000, Greenleaf's stock has traded with an average weekly volume of 176,100 shares to 2,084,900 shares.

6.       INVESTMENT IN BUILDSCAPE

On October 21, 1999, Imagine made a $10 million investment into Buildscape by converting $3 million of debt into common stock, exchanging 520,000 shares of Riverside stock for Buildscape common stock, and investing an additional $5 million for Buildscape preferred shares.

In this transaction, Imagine acquired from Riverside 1,880,933 of Buildscape's 5,000,000 outstanding shares of common stock in exchange for (i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine. In connection with the transaction, Imagine was granted the right to vote the Company's common shares on all matters with the exception of change in control. As of October 22, 1999, the Company owns 62% of the Buildscape common stock, however, since the Company's voting rights are controlled by Imagine, the Company is accounting for its investment in Buildscape on the equity method. The Company retained the remaining 3,119,067 outstanding shares of Buildscape's common stock. In addition, Buildscape issued to Imagine in exchange for $5,000,000, 1,666,667 shares of Buildscape's voting Series A Cumulative Convertible Preferred Stock with a $5 million aggregate liquidation preference. As a result of this transaction, the Company owns (before Buildscape employee's stock options) 47% of Buildscape on a fully converted basis. Imagine owns 38% of the common and 100% of the preferred shares of Buildscape, or 53% on the same basis. The Company recorded a gain of $3.9 million on the transaction.

From January 1998 through October 21, 1999, the financial statements of the Company included those of Buildscape on a consolidated basis.

Summary audited financial information for Buildscape for years 1999 and 1998 follows (in thousands):

                                                                             DECEMBER 31,
                                                                    --------------------------
                                                                    1999                  1998
                                                                    ----                  ----

Operating Statement Data:
     Net Sales                                                 $     547             $     30
     Gross profit                                                     85                   17
     Net loss                                                  $  (5,935)            $ (4,674)
Balance Sheet Data:
     Current assets                                            $   2,677             $     90
     Current liabilities                                           1,592                1,003
     Stockholder's equity                                      $   1,995             $   (754)


7.       INVESTMENTS

REAL ESTATE INVESTMENTS

         Investment in real estate consists of the following (in thousands):



                                                                             DECEMBER 31,
                                                                    ---------------------------
                                                                    1999                  1998
                                                                    ----                  ----

Commercial rental property, net                                $      77             $      373
Land held for investment                                           8,919                  9,250
Investments in real estate joint ventures                             --                     44
                                                               ---------             ----------
  Gross real estate investments                                    8,996                  9,667
Related mortgage debt                                            (11,345)               (11,345)
                                                               ---------             -----------
Real estate investments, net of mortgage debt                  $ (2,439)             $   (1,678)
                                                               =========             ===========



Certain of the Company's real estate was acquired from affiliates and has been recorded at historical carryover cost. Commercial rental property carrying values are net of accumulated depreciation of $94,000, and $157,000, at December 31, 1999 and 1998, respectively.

As of December 31, 1999, the Company had $7,308,000 of its investments in real estate in Georgia properties, and $1,681,000 in Florida properties, and $7,000 in other states.



NET INVESTMENT INCOME

         The major categories of investment income(loss) are summarized as follows (in thousands):

                                                          1999          1998           1997
                                                          ----          ----           ----

Investment in real estate                            $     (67)     $   (110)     $    (291)
Short-term and other investments                             6            78            260
                                                     -----------    ---------     ----------
 Net investment income(loss)                         $     (61)     $     (32)    $     (31)
                                                     ==========     ==========    ==========

The Company earned no revenue during 1999 from $8,919,000 of investments in real estate.

REALIZED INVESTMENT GAINS AND LOSSES

         Net  realized   investment   gains(losses)  are  summarized  below  (in
thousands):

                                                          1999        1998            1997
                                                          ----        ----            ----

Investment real estate                               $    (257)    $  1,338       $    897
Related party investments                                   --       (1,837)            --
                                                     ----------    ---------      ---------
 Net realized gains(losses)                          $    (257)    $   (499)      $     897
                                                    ==========     =========      =========

INVESTMENT SECURITIES - AVAILABLE FOR SALE

In accordance with SFAS 115 and Securities and Exchange Commission ("SEC") Rule 144, 3,056,724 shares of the Company's common stock in Greenleaf is classifiedas available for sale at December 31, 1999. The amortized basis is $0, the estimated fair market value is $1,253,257, resulting in gross unrealized gains of $1,253,257.

In March 2000 the Company received the legal opinion considered necessary in order for the Company to have the ability to sell shares of its investment in Greenleaf. Sales of such shares are limited by Rule 144 of the SEC to 1% of Greenleaf's outstanding shares in a 90 day period. Based on the Company's intention to sell the maximum number of shares allowed in order to fund current operations and debt, such shares have been classified as available for sale and accordingly the value of such shares has been reflected as a component of comprehensive income, net of any applicable tax. No taxes have been provided as the Company has available net operating loss carryforwards and strategies which would result in no tax liability upon the sale of these securities.


8.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment consists of (in thousands):

                                                                             DECEMBER 31,
                                                                    --------------------------
                                                                    1999                  1998
                                                                    ----                  ----

         Furniture and office equipment                        $     386             $     377
         Computer equipment                                          249                   511
         Software                                                    251                    13
                                                               ---------              ---------
                                                                     886                   901
          Less: Accumulated depreciation
                  and amortization                                   546                   499
                                                               ---------             ---------

         Property, plant and equipment, net                    $     340             $     402
                                                               =========             =========



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





9.       ACCRUED LIABILITIES

The following table summarizes the accrued liabilities (in thousands):



                                                                            DECEMBER 31,
                                                                     ---------------------


                                                                       1999             1998
                                                                       ----             ----

         Accrued payroll                                            $     108       $     240
         Accrued interest                                               1,286             361
         Other                                                            364             776
                                                                    ---------       ---------
                  Total accrued liabilities                         $   1,758       $   1,377
                                                                    =========       =========


10.      LONG-TERM  DEBT

Long-term  and  mortgage  debt   obligations   are  summarized  as  follows  (in
thousands):



                                                                            DECEMBER 31,
                                                                    ------------------------

                                                                       1999               1998
                                                                       ----               ----

LONG-TERM DEBT

         Subordinated  notes, net of discount of
          $173,000  in 1998, interest payable at
          13% semi-annually, principal due September
          30, 1999, replaced with collateralized notes               $      --         $    9,827


         Collateralized                                                  10,000                --

         Other                                                           2,282                944

         Total long-term debt                                           12,282             10,771

         Less current maturities                                       (11,813)           (10,356)
                                                                    ----------         ----------

             Total Company long-term debt less
            current maturities                                      $      469         $      415
                                                                    ==========         ==========

MORTGAGE DEBT

         Mortgage debt, non-recourse                                $   11,345         $   11,345

         Less current maturities                                            --                --
                                                                    ----------         ----------

Total Company long-term mortgage debt less
    current maturities                                              $   11,345         $   11,345
                                                                    ==========         ==========

Total long term and mortgage debt                                   $   23,158         $   22,116
                                                                    ==========         ==========



As of December 31, 1999, Prime and London InterBank Offered Rate ( "LIBOR") three-month rates were 8.50% and 6.09% respectively.

SUBORDINATED NOTES ("THE 13% NOTES")/COLLATERALIZED NOTES ("THE 11% NOTES")

These notes may be prepaid in whole or in part without premium. The 13% Notes were recorded at an original discount of $1,256,000 which is being amortized using the interest method over the term of the notes.

On August 25, 1999, the Company and the 13% Note Holders executed an agreement (the "11% agreement"), whereby the Company's 13% Notes that were scheduled to mature in September 1999, were replaced with new unsubordinated promissory notes due September 30, 2000 bearing 11% interest. The 11% Notes are secured by a junior lien on the collateral securing the Company's real estate indebtedness and 10 million shares of Greenleaf common stock. On March 24, 2000, the Company and the 11% Note Holders executed a modification to the 11% agreement. This modification allows the Company to use 100% of the net sales proceeds from the sale of its Greenleaf shares to be applied against the semi-annual interest payment due March 31, 2000 in lieu of payment against the principal. In addition, the Company agrees to make a principal reduction of $550,000 on the 11% Notes on or before April 30, 2000. For further information regarding this modification see Note 16. "Subsequent Events".

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

At August 10, 1999, the Company had made payments of $195,752 under the Wickes promissory note but was delinquent with respect to required payments of approximately $239,518 of principal and interest. Wickes had deferred these payments and interest thereon until September 30, 1999. On September 3, 1999 the Company made a payment of approximately $349,924 of principal and interest, which brought this debt current at that time.

In November 1999, the Company received an extension from Wickes deferring approximately $77,332 of principal and interest originally due November 15, 1999 until February 15, 2000 and the Companies agreed to restructure the terms of the debt. During this extension, the interest rate, on the amount deferred will be based on the prime lending rate plus four percentage points.

In March of 2000, the Company and Wickes renegotiated the terms of the note, deferring all principal payments, including the delinquent principal payments due in November of 1999 and February of 2000, for one year at which time the principal payments would be due on a quarterly basis. The interest on this note will be payable on a quarterly basis. For further information regarding this extension see Note 16. "Subsequent Events".

IMAGINE SHORT-TERM LOAN

On August 27, 1999, the Company entered into a short-term loan agreement with Imagine pursuant to which the Company borrowed $711,055 in August 1999 and $1,088,945 in September 1999. The loan is due August 31, 2000. The loan bears interest at an annual rate of 12.75%, and is guaranteed by Riverside and is secured by a pledge of 840,845 shares of Wickes common stock and 100% of the outstanding shares of Cybermax stock. The pledged Wickes stock is to be released to the borrower in one or more stages in increments of 81,000 shares. The shares released are required to be sold for the sole purpose of covering interest payments on this debt, interest on the 11% Notes and/or principal and interest on its debt payments due to Wickes. In addition, the Company's shares of Wickes common stock are subject to securities law restrictions on resale. The Company has granted to Imagine, a right of first refusal with respect to all the shares of Wickes beneficially owned by it. For further information regarding the Company's use of the funds, see Note 11. "Commitments and Contingencies".

At April 14, 2000, the Company had made payments of $9,553 under the Imagine short-term loan but was delinquent with respect to required payments of approximately $116,662 of interest. The Company has not received a waiver from Imagine on this delinquency. In connection with the Greenleaf Settlement, the Company granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax. Since 100% of the outstanding shares of Cybermax stock are pledged to Imagine under the short-term loan agreement, the Company is currently in violation. The Company believes that if Greenleaf exercises this stock option, then the Imagine short-term loan will be paid in full.
MORTGAGE DEBT

Riverside purchased certain real estate owned by its former life company subsidiary. In connection therewith, Riverside issued a series of seven non-recourse promissory notes (the "Notes") with an aggregate principal amount of $17,798,000 equal to 90% of the purchase price of the real estate parcels. Principal and interest payments are due in annual installments, commencing on June 6, 1997. Each annual installment is calculated based upon equal payments amortized over a term of 20 years. A balloon payment of the remaining principal balance is due on the seventh anniversary of the Notes. The Notes bear interest at a rate adjusted quarterly, equal to LIBOR, plus three hundred basis points. The Notes are collateralized by first priority mortgages covering all of the real estate. On each anniversary of the Notes, Riverside is required to provide the lender with an independent appraisal of the real estate, subject to the mortgages ("Appraised Values"). If the outstanding principal amount of the Notes exceeds 85% of the Appraised Value on the first anniversary or 80% of the Appraised Value with each anniversary thereafter, Riverside is required by December 31 of that year to make an additional principal payment on the Notes in an amount equal to such excess. A parcel of real estate that is subject to the mortgage may be sold by Riverside only in cash transactions and with the prior consent of the lender. Subject to certain exclusions, the entire sales proceeds is required to be paid to the lender to fund an escrow account for the payment of property taxes, and to pay accrued and unpaid interest and any remaining principal balance on the Notes. As additional security for the Notes, Riverside pledged as collateral 3,600 shares of Circle Series C preferred stock, 2,267,000 shares of Circle Common Stock and 1,000,000 shares of Wickes' common stock. The Circle stock pledged as collateral was converted to cash when Circle was acquired by a third party on December 31, 1997.

On April 20, 1998, Riverside amended certain terms of its mortgage debt. In connection with the amendment, (i) the Parent Company pledged an additional 325,000 shares of Wickes common stock in substitution for the $1.4 million cash then held by the lender as collateral and (ii) agreed to having each share held as collateral valued at 75% of its per share market value.

On December 30, 1999, the Company had made payments of $34,945 under the mortgage debt, but was delinquent with respect to required payments of $461,239.

On December 31, 1999, American Founders agreed to amend certain terms of its mortgage with the Company. In connection with the amendment, (i) all interest due through December 31, 1999, was deferred until the next land sale (ii) additional interest will accrue on the interest due on June 6, 1999 at a rate of LIBOR plus 3 points (iii) as future sales occur, all past due interest and taxes will be paid first; then future interest through June 6th of each year will be paid; thereafter, proceeds will be applied to principal. In addition, the Company paid the lender a $10,000 fee in consideration for this deferral.

As of December 31, 1999, there were 2,016,168 shares of Wickes' common stock held as collateral on the real estate.

AGGREGATE MATURITIES

Aggregate amounts of future minimum principal payments on long-term and mortgage debt are as follows (in thousands):

                  YEAR

                  2000              $ 11,813
                  2001                   268
                  2002                   201
                  2003                   102
                  Thereafter          11,243
                                    --------
                                    $ 23,627
                                    ========


11.      COMMITMENTS AND CONTINGENCIES

WICKES INC.

At December 25, 1999, Wickes had accrued approximately $132,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

Many of the sales and distribution facilities presently and formerly operated by the Wickes contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by Wickes have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes, the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years. Wickes has accrued $43,000 for estimated clean-up costs at 11 of its locations.

Wickes has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean up costs. Based on the amounts claimed and Wickes' prior experience, Wickes has accrued $28,000 for these matters.

Wickes is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which Wickes has no connection other than as a customer. Wickes has entered into a cost-sharing agreement with its insurers, and any liability is expected to be minimal.

Wickes is one of many defendants in approximately 145 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, Wickes has settled 30 similar actions for insignificant amounts, and another 224 of these actions have been dismissed. None of these suits have made it to trial.

Losses in excess of the $132,000 reserved as of December 25, 1999 are possible but an estimate of these amounts cannot be made.

The Company is involved in various other legal proceedings which are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the Company does not believe than any of these proceedings will have a adverse effect on the Company's financial position, results of operations or liquidity, there can be no assurance of this.

The Company and its subsidiaries have various operating leases for which approximately $296,000, $10,461,000, and $10,817,000, was expensed in 1999, 1998 and 1997, respectively. As of December 31, 1999, the Company and its subsidiaries lease its home office property for approximately $226,000 per year. This lease expires in May 31, 2001.

The Company's total future minimum commitments for noncancelable operating leases are as follows (in thousands):

                           YEAR                            AMOUNT

                           2000                           $   234
                           2001                               103
                           2002                                18
                           2003                                 1
                           2004                                --
                                                          -------
                           Total                          $   356
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

PARENT COMPANY LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. In light of the Company's current projected earnings and cash flow from operations, management believes the Company does not have the financial resources to maintain its current level of operations without obtaining significant additional funds through asset sales, additional borrowings or other financing or reducing the level of its operations. As described below, the principal source of funds for these purposes in the past, and for the payment of interest on the Company's indebtedness, has been borrowings and sales of shares of Wickes common stock. However, since the Company has executed the Greenleaf Settlement, the Company will now be able to sell shares of its Greenleaf stock to cover some of its operating deficit and debt obligations. The Company is currently working on additional options as discussed below.

At April 14, 2000, the Company estimates that it will have approximately $482,000 of accounts payable and other current liabilities (excluding interest payable), approximately $176,000 of which are past due. In March of 2000, the Company and Wickes renegotiated the terms of the Company's note to Wickes, deferring all principal payments due for one year, including the delinquent principal payments for November of 1999 and February of 2000. As of April 14, 2000, $116,662 of interest is currently past due on the Company's note to Imagine. Additionally, the $10,000,000 principal of the Company's 11% Notes is due in September 2000, and the $1,800,000 principal of the Company's short-term loan from Imagine is due August 2000.

The principal user of the Company's cash during 1999 was Buildscape. On October 21, 1999, Imagine, acquired a majority voting interest in Buildscape and provided Buildscape with independent funding. For additional information concerning this transaction, see Note 6. "Investment in Buildscape". As a result of this transaction, Buildscape will operate independently of the Company and its operations. In order to continue its operations, Buildscape will need to obtain additional financing in the near future.

On August 25, 1999, the Company and the holders of the 13% Notes completed an agreement whereby the Company's 13% Notes that were scheduled to mature in September 1999, were replaced with the 11% Notes. For information regarding the collateral on the 11% Notes, see Note 10. "Long-Term Debt". In March of 2000, the Company and the 11% Note holders modified their original agreement, which allows the Company to use 100% of the net sales proceeds from the sale of its Greenleaf shares to be applied against the semi-annual interest due on March 31, 2000, in lieu of payment against the principal balance of the notes. In addition, the Company agreed to make a principal payment of approximately $550,000 on or before April 30, 2000.

The two assets that the Company may sell to cover immediate cash needs are Wickes and Greenleaf shares. On April 14, 2000, virtually all of the Parent Company's 3,000,513 shares of Wickes common stock are pledged to secure various obligations of the Company, as discussed below, Imagine has released from pledge 81,970 shares to be sold. The Company currently owns ten million shares of Greenleaf common stock and has a five year option to purchase two million shares at .$25 per share. All ten million shares owned are pledged to secure the Company's 11% Notes, and any proceeds of sale are required to be applied as discussed above. In addition, three million shares of the Greenleaf's shares are held in an escrow account, pursuant to an escrow agreement between the Company and Greenleaf. For further information regarding the reduction of the Company's shares of Greenleaf stock, see Note 5. "Investment in Greenleaf" and Note 16. "Subsequent Events".

The Company has begun selling shares of Wickes and Greenleaf stock to meet the immediate cash requirements of interest due March 31 on the 11% Notes, interest due on the Wickes note and operations. Through April 13, 2000, the Company has sold 61,100 shares of Wickes and 250,000 shares of Greenleaf stock for proceeds of approximately $581,344 and $355,825, on each. The Company sold sufficient shares of Greenleaf prior to March 31 to make the interest payment on the 11% notes within the allowable grace period prescribed in the note agreement. Proceeds from the sale of Wickes shares will be used for the interest due to Wickes and current operating costs.

Based upon available information, the Company believes that it may sell approximately 750,000 shares of Greenleaf, or 1% of their total outstanding shares, in a 90 day period under Rule 144. Pursuant to the settlement reached with Greenleaf (see Note 5. "Investment in Greenleaf") during the first 90 day period, up to 20% of these shares are reserved to be sold by the escrow agent. From the three million shares held in escrow, the Company anticipates being able to sell the total number of shares permitted to be sold by it in the market over the next 45 days. The proceeds received from the sales after paying interest and principal payment on the 11% Notes and the escrow fund, would be split 50% with the 11% Note holders and the balance, if any, will be available to cover operating costs of the Company. The Company also plans to sell an additional 41,000 shares of Wickes stock, the balance of the amount allowable under Rule 144, over the next 30 days to fund operating costs.

The Company's subsidiary, Cybermax, is generating sales and the Company projects by the end of this year, Cybermax will generate cash from operations sufficient to fund its operations. There can be no assurance of this, however.

 On August 27, 1999, the Company entered into a short-term loan agreement with Imagine pursuant to which the Company borrowed $711,055 in August 1999 and $1,088,945 in September 1999. The Company used these borrowings to fund its operations including (1) interest of approximately $631,507 on the 11% Notes,
(2) delinquent principal and interest of approximately $349,924 on the Wickes debt (3) expenses of approximately $104,000 in connection with the replacement of the Company's 13% Notes and (4) delinquent payables of approximately $417,196. The loan is due August 31, 2000. As described above, $58,650 of interest is past due. The loan bears interest at an annual rate of 12.75% is guaranteed by Riverside and is secured by a pledge of 840,845 shares of Wickes common stock and 100% of the Cybermax stock. This stock is to be released to the Borrower in one or more stages in increments of 81,000 shares. The shares released are required to be sold for the sole purpose of covering interest payments on this debt, interest on the 11% Notes and/or principal and interest on its debt payments due to Wickes. The Company has granted to Imagine a right of first refusal that expires in April 2000 with respect to all the shares of Wickes beneficially owned by it.

The Company's $11.3 million of real estate indebtedness is secured by the Company's real estate and 2,016,168 shares of Wickes common stock. Approximately $1,005,366 of payments due at December 31, 1999 has been deferred. See Note 10. "Long-Term Debt". Additional collateral would be required in the event there is any collateral deficit, at any quarterly valuation date, which would depend upon factors including the market value of Wickes' common stock and the timing and amount of real estate sales.

The Company currently has all of its remaining 144 acres of its investment in real estate under contract to sell. The sales proceeds, estimated at $15.7 million (after closing costs) will be used to pay off the current mortgage debt of $11.3 million plus accrued interest and property taxes and the balance of the proceeds will be used to pay down the principal due on the 11% notes. The closing on the sale is subject to the buyer obtaining re-zoning permits. The buyer is entitled not to close on the sale without forfeiture of the earnest money if the permits are not received . If the permits are received, the buyer will forfeit earnest money of $10,000 if he fails to close the sale. The extensions available, under the sales agreement, to obtain the re-zoning permits allow the buyer until August 22, 2000 to close this sale.

The Company is having discussions with present and prospective lenders regarding refinancing all, or the portion due after application of the real estate proceeds, of the 11% notes due September 30, 2000 and the note payable to Imagine due August 31, 2000. The Company anticipates that sales of Greenleaf and /or Wickes shares or other asset sales or borrowings will make up the shortfall on these loans. There can be no assurance of this, however.

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

In addition, the discussion above of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the success of and level of cash flow generated by Cybermax,
(ii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iii) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of Cybermax and Buildscape, (iv) the ability of the Company to raise funds through sales of Wickes and Greenleaf common stock and (v) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including re-zoning permits, interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia and Jacksonville, Florida. In addition to the factors described above, the Company's ability to sell Wickes and Greenleaf common stock would depend upon, among other things, the trading prices for these securities, and, in light of the relatively low trading volume for Wickes, possibly the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.

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

As of December 31, 1998, the ESOP owned 181,417 shares of the Company's common stock, of which 48,705 shares were pledged under ESOP loans from the Company. Contributions to the ESOP for payment of principal and interest on the ESOP loans, were $65,000, and $97,000 in 1998 and 1997, respectively. Loans from the Company to the ESOP of $268,000 in 1994 were used to purchase additional shares of common stock.

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

The Company terminated the ESOP plan effective December 29, 1999. The Board approved the termination of the plan and directed the ESOP to sell the unallocated shares and apply the proceeds to the unpaid balance of the note. The ESOP had approximately 58,000 unallocated shares on the date of termination. The ESOP sold 15,000, 15,000 and 20,000 shares respectively, of the Company's stock to the Company's Chairman, President and Chief Executive Officer, Chief Financial Officer and Senior Vice President of Cybermax. The Company received promissory notes of $12,188, $12,188 and $16,250, respectively, from the Company's Chairman of the Board, Chief Financial Officer and Senior Vice President of Cybermax for payment of these shares. All of the notes bear an interest rate 8.50% and are collateralized by the shares sold to these officers. The remaining 8,000 shares are being held pending the outcome of the Internal Revenue Service review of the termination of the plan and will be sold upon completion of this process. In accordance with Rule 5.02.30 of Regulation S-X of the SEC Act of 1934, these promissory notes are reflected as a reduction to Paid in Capital on the Company's Consolidated Balance Sheet. All 58,000 shares are considered issued and outstanding at December 31, 1999.

STOCK OPTION PLANS

In 1985 the Company established the Riverside Group, Inc. Non-qualified Stock Option Plan (a fixed option plan for employees and directors). Additional information with respect to stock options is as follows:


                                                       NUMBER OF OPTION SHARES             OPTION PRICE
                                                    ---------------------------     --------------------------
                                                       TOTAL        EXERCISABLE     PER SHARE            TOTAL
                                                    --------        -----------     ------------    ----------


Outstanding at December 31, 1993                     256,000            256,000     $3.33-$11.88    $1,247,130
Granted                                               10,000                 --             7.00            --
Vested                                                    --                 --               --            --
Exercised                                            (30,000)           (30,000)            3.33       (99,900)
Expired or canceled                                   (4,000)            (4,000)     3.33-  8.88       (35,520)
                                                    --------           --------     ------------    ----------
Outstanding at December 31, 1994                     232,000            222,000     $3.33- 11.88    $1,111,710
Granted                                                   --                 --               --            --
Vested                                                    --              2,500             7.00        17,500
Exercised                                            (46,800)           (46,800)            3.33      (155,844)
Expired or canceled                                  (82,200)           (82,200)     3.33-  8.88      (313,026)
                                                    --------           --------     ------------     ---------
Outstanding at December 31, 1995                     103,000             95,500     $5.33- 11.88    $  660,340
Granted                                                   --                 --               --            --
Vested                                                    --                 --               --            --
Exercised                                                 --                 --               --            --
Expired/Canceled                                     (30,000)           (30,000)              --      (159,900)
                                                    --------          ---------     ------------    ----------
Outstanding at December 31, 1996                      73,000             65,500     $5.33-$11.88    $  500,440
Granted                                               50,000             50,000            $3.00       150,000
Vested                                                    --                 --               --            --
Exercised                                                 --                 --               --            --
Expired/Canceled                                      (3,000)            (3,000)            8.88       (26,640)
                                                    --------          ---------     ------------    ----------
Outstanding at December 31, 1997                     120,000            112,500     $3.00-$11.88    $  623,800
Granted                                                   --                 --               --            --
Vested                                                    --                 --               --            --
Exercised                                                 --                 --               --            --






                                                       NUMBER OF OPTION SHARES             OPTION PRICE
                                                     --------------------------     -------------------------
                                                       TOTAL        EXERCISABLE     PER SHARE            TOTAL
                                                    --------        -----------     ------------    ----------

Expired/Canceled                                     (70,000)           (62,500)    $6.00-$11.88      (473,800)
                                                    --------          ---------     ------------    ----------
Outstanding at December 31, 1998                      50,000             50,000            $3.00    $  623,800
Granted                                                   --                 --               --            --
Vested                                                    --                 --               --            --
Exercised                                                 --                 --               --            --
Expired/Canceled                                          --                 --               --            --
                                                    --------          ---------     ------------    ----------
Outstanding at December 31, 1999                      50,000             50,000            $3.00    $  150,000
                                                    ========          =========     ============    ==========



Options outstanding as of December 31, 1999 expire in 2000 through 2006 as follow:

   Shares                            Option                       Price              Expiration
Exercisable                         Per Share                     Total                  Date
-----------                         ---------                     -----            --------------

   50,000                              3.00                     150,000             December 2000
                                                              ---------
                                                              $ 150,000




The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plan and, accordingly, no compensation cost has been recognized related to the stock option. Had compensation cost been determined in accordance with SFAS 123, the impact on the Company's net income and earnings per share would have been immaterial for 1998 and 1997. In January of 1997, the Company granted a non qualified stock option for 50,000 shares of its stock with an exercise price of $3.00 per share. The Company did not grant any options in 1999 or 1998, respectively.

401(K) PLAN

The Company has a Deferred Compensation Plan for all its eligible employees which allows participants to defer up to ten percent of their salary pursuant to
Section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation for employees contributing up to 6%. Employees are 100% vested in their contributions and vest in the Company's contribution over a period of seven years. The Company's contribution was $11,000, $11,000, and $23,000, during 1999, 1998 and 1997, respectively.

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

The Company will file a consolidated tax return for 1999 which will include all its subsidiaries with the exception of Wickes. The activities of Buildscape after October 21, 1999 will be reported on a separate tax return. Riverside's ownership in Wickes and Buildscape post October 21, 1999, is below the requirements which allow consolidation for tax purposes, therefore a separate return will be filed for these companies.

At December 31, 1999, the Company has net operating loss carry forwards available to offset income of approximately $49 million expiring in years 2000 through 2019. To the extent carry forwards existing at the subsidiaries' acquisition dates have been utilized, the tax benefits are reflected as reductions to the excess of cost over fair value of net assets acquired and the value of acquired insurance in force.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established to reduce deferred tax assets to the amount which more likely than not will be realized in the future. The components of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):


                                                                   1999              1998
                                                                   ----              ----


Deferred tax assets:

Trade accounts receivable                                            170                259
Other accrued liabilities                                             20                 46
Difference in investment carrying values                           7,848              7,584
Net operating loss and AMT credit carry forwards                  18,502             18,821
Property, plant and equipment                                         58                 18
                                                               ---------          ---------
         Total deferred tax assets                                26,598             26,728
Valuation allowance for deferred tax assets                       25,536             25,607
                                                               ---------          ---------
         Net deferred tax assets                               $   1,062          $   1,121
                                                               ---------          ---------

Deferred tax liabilities:
Difference in asset bases                                            610                669
Other accrued income items                                           452                452
                                                               ---------          ---------
         Total deferred tax liabilities                            1,062              1,121
                                                               ---------          ---------
Net deferred tax assets                                        $      --          $      --
                                                               =========          =========


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

The income tax provision for 1999 consists of both current and deferred amounts. The components of income tax provision are as follows:



                                                           1999              1998            1997
                                                           ----              ----            ----

Taxes currently payable

     Federal income tax                                 $      --           $     --        $     --
     State income tax                                          --                396           1,099

Deferred expense(benefit)                                      --              3,002            (153)
                                                        ---------          ---------        --------
Total income tax expense(benefit)                              --          $   3,398        $    946
                                                        =========          =========        ========

The deferred tax expense recorded in the current year results from temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The sources of these differences and the tax effect of each were as follows (in thousands):

                                                              1999              1998         1997
                                                              ----              ----         ----

Change in bad debt reserve                                     89          $    (430)       $    541
Difference in tax and book inventory                           --               (506)             60
Settlement of deferred compensation                            --                 48             (76)
Change in accrued liabilities                                  26              1,262             116
Utilization/creation of NOL                                   319             (2,705)           (220)
Difference in tax and book asset basis                        (98)                22          (1,004)
Difference in book and tax intangibles                         --                302             634
Change in accrued income items                                 (1)                --              --
Difference in valuations of investments
   and capital loss carry forwards                           (728)               210            (845)
Differences in reporting unearned premium,
   accrued income, expenses and other                          --                 --              --
Change in valuation allowance                                 393              4,799           1,957
                                                        ---------          ---------        --------

Deferred tax expense(benefit)                           $       0          $   3,002        $  (153)
                                                        =========          =========        =========


Actual income tax expense(benefit) on income(loss) differs from expected tax expense computed by applying the Federal corporate tax rates of 34% in 1999, 1998 and 1997 as follows (in thousands):



                                                              1999              1998           1997
                                                              ----              ----           ----


Tax expense/benefit computed at statutory rate                 (911)           $  (3,348)   $  (2,036)

Increase (decrease) in taxes resulting from:
Effect of the difference in tax
 treatment of goodwill                                          193                  135           --
State and local income taxes                                    (80)                 310          714
Other                                                           405                1,407          411
Change in valuation allowance                                   393                4,884        1,857
                                                          ---------            ---------     --------
Actual tax expense(benefit)                               $       0            $   3,348     $    946
                                                          =========            =========     ========



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

INVESTMENT IN WICKES INC. - The fair value of Wickes is determined by the NASDAQ National Market System quoted market price.

INVESTMENT IN GREENLEAF TECHNOLOGIES CORP. - The market value of Greenleaf is determined by the Over-the-Counter Bulletin Board price as described below.

INVESTMENT IN BUILDSCAPE, INC. - The market value of Buildscape is determined by the share price used in the Imagine transaction. (see Note 6. "Investment in Buildscape")

LONG TERM DEBT - The carrying amount is a reasonable estimate of fair value, as the stated rates of interest represent current market rates.

MORTGAGE DEBT - The carrying amount is a reasonable estimate of fair value, as the stated rates of interest represent current market rates.

The estimated fair value of the Company's financial instruments at December 31, 1999 are summarized as follows (in thousands):



                                                                              DECEMBER 31, 1999
                                                                    ----------------------------------
                                                                     Carrying                  Estimated
                                                                      Amount                   Fair Value
                                                                    ----------                 ----------

Financial assets:
   Cash and cash equivalents                                        $      277                 $      277
   Investment in Wickes Inc.                                            15,799                     16,128
   Investment in Greenleaf Technologies Corp.
   Common stock                                                             --                      4,100
   Options                                                                  --                        820
   Investment in Buildscape, Inc.                                         (947)                     9,357

Financial liabilities:
   Long-term debt                                                          469                        469
   Mortgage debt, related party                                         11,345                     11,345



15.      RELATED PARTY TRANSACTIONS

The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson. Reimbursement expenses were $195,000 in 1999, $398,500 in 1998, and $925,000 in 1997. In 1997, the Company
established a reserve for approximately $434,000 related to salaries and expenses either incurred in 1997 or incurred in prior years and charged to this affiliate and not previously paid. In 1998, the Company (exclusive of Wickes) incurred $104,000 of costs from the use of the airplane. This amount reduced the reserve recorded in 1997 to $330,000. In 1999, the Parent Company incurred (exclusive of Wickes) $195,000 of costs from use of the airplane, of which $11,000 reduced the reserve. This amount reduced the reserve to $319,000.

A former director and executive officer of the Company was during most of 1998, and all of 1997, a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $515,000 and $834,000, for legal services provided to the Company during 1998 and 1997, respectively. No reimbursements were made in 1999.

Included in operations for 1999, 1998 and 1997 is income related to office expenses and tax services either paid to the Company or charged by the Company to Wilson Financial of $34,000, ($632), and $22,000, respectively. At December 31, 1999 and 1998, there was an intercompany balance of approximately $82,000 and $103,000, respectively, owed by Wilson Financial to Riverside related to these net expenses. This balance was reclassified from current assets to long term assets at December 31, 1999 and 1998, respectively.

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

Included in operations for 1999, 1998 and 1997 is income related to tax and accounting services paid to the Company by a former affiliate of the Company of $65,000, $12,500 and $7,080, respectively.

In late September and early October 1997, the Company sold an aggregate of 64,875 shares of Wickes common stock to Kenneth M. Kirschner, former Vice Chairman and director of the Company, and an executive officer of Wickes, and Frederick H. Schultz, a former director of the Company. The aggregate purchase price was $290,000, or $4.47 per share, which equaled the 30- day average closing bid price for Wickes common stock on the NASDAQ National Stock Market prior to the sales.

In the fourth quarter of 1997, J. Steven Wilson, the Company's Chairman, President and Chief Executive Officer advanced $160,000 to the Company. The Company repaid this in June 1998. In addition, the Company advanced Mr. Wilson $150,000 in June 1998. Mr. Wilson repaid this in March of 1999.

During December of 1999, three executive officers of the Company and its subsidiaries, purchased 50,000 shares of the Company's common stock in connection with the termination of the Company's ESOP Plan. The Company received promissory notes for $40,626 for payment of these shares. For further information regarding this transaction, see Note 12. "Employee Benefits". These notes have been recorded as a component of stockholders' equity.


During 1999, the Company entered into a short-term loan agreement with Imagine. The loan is for $1,800,000, bears interest at an annual rate of 12.75%, and is due August 31,2000. For further information on this short-term loan agreement, see Note 10. "Long-Term Debt."

On October 21, 1999, the Company sold 38% of its Buildscape common stock and 100% of its Buildscape preferred stock to Imagine for the cancellation of $3.0 million of indebtedness and 520,000 shares of its Riverside common stock. For further information on this transaction, see Note 6. "Investment in Buildscape".

16.      SUBSEQUENT EVENTS

On January 28, 2000, the Company and Greenleaf executed a Settlement Agreement. In this agreement, the Company retained 10,000,000 shares of the 14,687,585 shares that it had originally received. The Company also retained a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. In addition to the ten million retained shares, three million of the Greenleaf's shares are held in an escrow account, pursuant to an escrow agreement acceptable to all parties. The proceeds from the sale of the escrow shares are to be used to fund a mutually agreeable joint venture for the marketing of technology and internet-related products, to be owned in equal amounts by Greenleaf and the Company. For further information concerning the Company's obligation on this transaction see Note 5. "Investment in Greenleaf."

At December 31, 1999, the Company made payments of $545,046 under its promissory note but was delinquent with respect to required payments of approximately $82,486 of principal and interest to Wickes. In March of 2000, the Company and Wickes renegotiated the terms of the note, deferring all principal payments due through February of 2000, for one year, at which time the principal payments would be due on a quarterly basis. The interest on this note will be paid on a quarterly basis.

On March 24, 2000, the Company and the holders of the 11% Notes executed a modification to the agreement dated August 25, 1999. This modification allowed the Company to use 100% of the net sales proceeds from the sale of its Greenleaf Shares to be applied against the semi-annual interest payment due March 31, 2000, in lieu of payment against the principal. In addition, the Company agrees to make a principal reduction of $550,000 on or before April 30, 2000.

On April 14, 2000, the Company's Board of Directors approved the issuance of grants and the right to acquire options held by the Company related to one of the Company's investments in Greenleaf. The grants and options approved by the Board of Directors were pursuant to that described and committed to certain officers and employees on October 1, 1998. The terms of the commitments to the employees which were approved by the Board of Directors began the vesting period for the options on October 1, 1998. Accordingly, in the second quarter of 2000, the Company will record a charge to income which represents the value of the shares granted and the vested portion of options granted as represented by the passage of time from the commitment date until the date approved by the Board of Directors. Such approval effectively results in the awarding of vested grants and options and the recognition of compensation expense accordingly.


Management has proposed the grant of additional shares and options to certain officers and employees. The issuance of these is subject to the Company's Board of Directors review and approval. The Board has engaged an outside consulting firm to conduct a compensation review and advise them with respect to these issues.


17.      INDUSTRY SEGMENT INFORMATION AND QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the past three years for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998, all of 1997, and the third and fourth quarters of 1996. The Company accounted for its investment in Wickes' under the equity method for the fourth quarter of 1998 and all of 1999. Buildscape's operations are consolidated with those of the Company and its subsidiaries for all of 1998 and through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the remainder of 1999. The "Parent Group" includes real estate, parent company, and discontinued operations and all eliminating entries for inter-company transactions.



                                                     Years Ended December 31,
                                         ---------------------------------------------

                                           1999                1998                1997
                                           ----                ----                ----
                                                        (in thousands)
                                                         ------------

SALES:

     Buildscape(1)                       $     415           $      30           $      --
     Cybermax                                1,171                 486                  --
     Wickes(2)                                  --             667,024             884,082
     Parent Group                               34                 164                  --
                                         ---------           ---------           ---------
                  Total                  $   1,620           $ 667,704           $ 884,082
                                         =========           =========           =========






                                                     Years Ended December 31,
                                         ---------------------------------------------

                                           1999                1998                1997
                                           ----                ----                ----
                                                        (in thousands)
                                                         ------------



COST OF SALES:

     Buildscape(1)                       $     342           $      14           $      --
     Cybermax                                  213                 182                  --
     Wickes(2)                                  --             509,740             681,056
     Parent Group                                4                 170                  --
                                         ---------           ---------           ---------
                  Total                  $     559           $ 510,106           $ 681,056
                                         =========           =========           =========

OTHER OPERATING INCOME:

     Buildscape(1)                       $      --           $      --           $      --
     Cybermax                                   15                  --                  --
     Wickes(2)                                  --               5,045              10,689
     Parent Group                               80                 546                 608
                                         ---------           ---------           ---------
                  Total                  $      95           $   5,591           $  11,297
                                         =========           =========           =========

INVESTMENT INCOME AND REALIZED
 GAINS/(LOSSES):

     Buildscape(1)                       $       3           $      --           $      --
     Cybermax                                   --                  --                  --
     Wickes(2)                                  --              (1,837)                 --
     Parent Group                             (321)              1,306                 866
                                         ---------           ---------           ---------
                  Total                       (318)          $    (531)          $     866
                                         =========           ==========          =========

EXPENSES:

     Buildscape(1)                       $   4,485           $   4,605           $     668
     Cybermax                                2,209                (283)                 --
     Wickes(2)                                  --             141,447             192,395
     Parent Group                              421               1,549               2,222
                                         ---------           ---------           ---------
                  Total                  $   7,115           $ 147,318           $ 195,285
                                         =========           =========           =========

RESTRUCTURING AND UNUSUAL ITEMS:

     Buildscape(1)                       $      --           $      --           $      --
     Cybermax                                   --                  --                  --
     Wickes(2)                                  --               5,932                (559)
     Parent Group                               --                  --                  --
                                         ---------           ---------           ---------
                  Total                  $      --           $   5,932           $    (559)
                                         =========           =========           =========




                                                    Years Ended December 31,
                                         ---------------------------------------------

                                           1999                1998                1997
                                           ----                ----                ----
                                                        (in thousands)
                                                         ------------

INTEREST EXPENSE:

     Buildscape(1)                       $     174           $      85           $      --
     Cybermax                                    3                   6                  --
     Wickes(2)(3)                            1,407               17,984             22,890
     Parent Group                            1,058                1,189              1,635
                                         ---------           ----------          ---------
                                         $   2,642           $   19,264          $  24,525
                                         =========           ==========          =========

EARNINGS(LOSS) BEFORE INCOME TAXES,
 EQUITY IN RELATED PARTIES, MINORITY
 INTEREST AND DISCONTINUED OPERATIONS:

     Buildscape(1)                       $  (4,583)          $   (4,674)         $    (668)
     Cybermax                               (1,239)                 581                 --
     Wickes(3)                              (1,407)              (4,871)            (1,011)
     Parent Group                           (1,690)              (1,188)            (2,383)
                                         ---------           ----------          ---------
                  Total                  $  (8,919)          $  (10,152)         $  (4,062)
                                         =========           ==========          ==========

IDENTIFIABLE ASSETS:

     Buildscape(1)                       $    (947)          $      248          $      --
     Cybermax                                  556                  217                 --
     Wickes(3)                              15,799               14,738            290,832
     Parent Group                            9,522               10,942             23,073
                                         ---------           ----------          ---------
                  Total                  $  24,930           $   26,145          $ 313,905
                                         =========           ==========          =========


(1) After October 21, 1999, the Company's balance sheet and statements of operations reflect the Company's investment in Buildscape on the equity method.

(2) Prior to July 1, 1996 and after September 30, 1998, the Company's balance sheet and statements of operations reflect the Company's investment in Wickes on the equity method.

(3) Includes $1,407,000,  $1,502,000,  and $1,473,000 for an interest allocation from Riverside on its 11% secured notes, 13% subordinated notes for 1999, 1998 and 1997, respectively.





QUARTERLY RESULTS (unaudited)

                                                                                1999


                                                            (in thousands, except per share amounts)

                                              First        Second         Third        Fourth
                                             Quarter       Quarter       Quarter       Quarter         Total
                                             -------       -------       -------       -------         -----

Revenues                                    $    477      $    287       $   548       $     85      $  1,397

Costs and expenses                             2,316         2,679         3,437          1,884        10,310

Earnings before income
taxes, equity in related
parties,  minority interest                 --------      --------      --------       --------      --------
and discontinued operations                 $ (1,839)     $ (2,392)     $ (2,889)      $ (1,793)     $ (8,913)

Net earnings(loss)                          $ (3,164)     $ (1,214)     $ (1,049)         2,755      $ (2,672)
                                            ========      ========      ========       ========      =========

Basic and diluted earnings
(loss) per common share                     $  (0.61)     $  (0.23)     $  (0.20)      $   0.57     $   (0.52)
                                            ========      ========      ========       ========     ==========

Weighted average number
of common shares used

in computing loss per share                5,213,186     5,213,186     5,213,186      4,829,123     5,128,131







                                                                      1998


                                                    (in thousands, except per share amounts)

                                              First        Second         Third        Fourth
                                             Quarter       Quarter       Quarter       Quarter         Total
                                             -------       -------       -------       -------         -----




Revenues                                    $171,734      $238,999      $261,078       $    953     $672,764

Costs and expenses                          $184,013      $235,650      $259,215       $  4,038     $682,916

Earnings before income
taxes, equity in related
parties,  minority interest                 -------       --------      --------       --------     --------
and discontinued operations                ($12,279)      $  3,349      $  1,863      ($  3,085)   ($ 10,152)

Net loss                                   ($ 5,098)     ($    274)    ($  1,574)     ($  5,618)   ($ 12,564)
                                            =======      =========      ========       ========     ========

Basic and diluted loss
 per common share                           $ (0.98)     $  (0.05)      $  (0.30)      $  (1.08)    $  (2.46)
                                            =======      ========       ========       ========     ========

Weighted average number
of common shares used
in computing loss per share               5,213,186     5,213,186      5,213,186      5,213,186    5,213,186


                        INDEPENDENT AUDITORS REPORT
                        ---------------------------

To the Board of Directors and Stockholders of Wickes Inc.
Vernon Hills, IL


We have audited the accompanying consolidated balance sheet of Wickes Inc. and subsidiaries as of December 25,1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 25, 1999 listed in the Index at Item
14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wickes Inc. and subsidiaries as of December 25, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended December 25, 1999, when considered in relation to the basic 1999 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


Chicago, IL
February 22, 2000

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of Wickes Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Wickes Inc. and its subsidiaries at December 26, 1998, and the results of their operations and their cash flows for each of the two years ended December 26, 1998 and December 27, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 15 to the 1999 consolidated financial statements (Note 16 in the 1998 consolidated financial statements), Wickes Inc. has restated previously issued consolidated financial statements to change its accounting for a barter transaction.



                                   /s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 1999 except for Note 15 in the 1999 financial statements (Note 16 in the 1998 financial statements), as to which the date is August 31, 1999.

                       WICKES INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  December 25, 1999 and December 26, 1998
                     (in thousands, except share data)



                                                            1999               1998
        ASSETS                                              ----               ----
Current assets:
 Cash                                                    $      72          $      65
 Accounts receivable, less allowance for doubtful
   accounts of $4,105 in 1999 and $4,393 in 1998           110,103             92,926
 Notes receivable                                              481              1,095
 Inventory                                                 120,705            103,716
 Deferred tax asset                                          7,184              8,857
 Prepaid expenses                                            2,663              2,808
                                                           -------            -------
   Total current assets                                    241,208            209,467
                                                           -------            -------
 Property, plant and equipment, net                         50,599             45,830
 Trademark (net of accumulated amortization
   of $10,718 in 1999 and $10,496 in 1998)                   6,301              6,523
 Deferred tax asset                                         14,695             17,482
 Rental equipment (net of accumulated depreciation
   of $1,010 in 1999 and $572 in 1998)                       1,981              1,883
 Other assets (net of accumulated amortization
   of $11,463 in 1999 and $9,502 in 1998)                   19,225             10,998
                                                           -------            -------
   Total assets                                          $ 334,009          $ 292,183
                                                           =======            =======
        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                    $    -             $      16
 Accounts payable                                           53,190             54,017
 Accrued liabilities                                        25,495             20,089
                                                           -------            -------
   Total current liabilities                                78,685             74,122
                                                           -------            -------
Long-term debt, less current maturities                    220,742            191,961
Other long-term liabilities                                  3,763              2,952
Commitments and contingencies (Note 8)

Stockholders' equity (Note 9):
 Preferred stock (no shares issued)
 Common stock, $0.01 par value
    20,000,000 shares authorized
    1999 -  8,224,888 shares issued
    1998 -  8,207,268 shares issued                             82                 82
 Additional paid-in capital                                 86,870             86,787
 Accumulated deficit                                       (56,133)           (63,721)
                                                           -------            -------
   Total stockholders' equity                               30,819             23,148
                                                           -------            -------
   Total liabilities and stockholders' equity            $ 334,009          $ 292,183
                                                           =======            =======

The accompanying notes are an integral part of the consolidated financial statements.


                       WICKES INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 25, 1999, December 26, 1998, and December 27, 1997
                   (in thousands, except per share data)


                                            1999             1998             1997
                                            ----             ----             ----
Net sales                                $1,084,633       $  910,272       $  884,082
Cost of sales                               830,990          694,800          681,056
                                          ---------        ---------        ---------
  Gross profit                              253,643          215,472          203,026
                                          ---------        ---------        ---------
Selling, general and administrative
 expenses                                   214,581          186,853          185,385
Depreciation, goodwill and trademark
 amortization                                 6,473            5,253            4,863
Provision for doubtful accounts               1,724            2,915            1,707
Restructuring and unusual items                -               5,932             (559)
Other operating income                       (5,768)          (6,837)         (10,689)
                                          ---------        ---------        ---------
                                            217,010          194,116          180,707
                                          ---------        ---------        ---------

  Income from operations                     36,633           21,356           22,319

Interest expense                             23,302           21,632           21,417
Equity in loss of affiliated company           -                -               1,516
                                          ---------        ---------        ---------
  Income (loss) before income taxes          13,331             (276)            (614)

Provision (benefit) for income taxes:
  Current                                     1,283            1,019            1,099
  Deferred                                    4,460             (330)            (153)
                                          ---------        ---------        ---------
      Net income (loss)                  $    7,588       $     (965)      $   (1,560)
                                          =========        =========        =========
Basic income (loss) per common share     $     0.92       $    (0.12)      $    (0.19)
                                          =========        =========        =========
Diluted income (loss) per common share   $     0.91       $    (0.12)      $    (0.19)
                                          =========        =========        =========
Weighted average common shares -
 for basic                                8,216,265        8,197,542        8,168,257
                                          =========        =========        =========
Weighted average common shares -
 for diluted                              8,330,571        8,197,542        8,168,257
                                          =========        =========        =========




The accompanying notes are an integral part of the consolidated financial statements.


                       WICKES INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 For the Years Ended December 27, 1997, December 26, 1998 and December 25, 1999
                   (in thousands, except for share data)


                                                         Additional                     Total
                                     Common Stock         Paid-in     Accumulated    Stockholders'
                                   Shares     Amount      Capital       Deficit         Equity
                                   ------     ------      -------       -------         ------
Balance at December 28, 1996     8,159,347     $ 82      $ 86,613      $(61,196)      $ 25,499

Net loss                                          -          -           (1,560)        (1,560)
Issuance of common stock            16,858        -            62          -                62
                                 ---------      ---       -------       --------

Balance at December 27, 1997     8,176,205       82        86,675       (62,756)        24,001

Net loss                                         -           -             (965)          (965)
Issuance of common stock            31,063       -            112          -               112
                                 ---------      ---       -------       -------         ------

Balance at December 26, 1998     8,207,268       82        86,787       (63,721)        23,148

Net income                                       -           -            7,588          7,588
Issuance of common stock            17,620       -             83          -                83
                                 ---------      ---       -------      --------        -------

Balance at December 25, 1999     8,224,888     $ 82      $ 86,870     $ (56,133)      $ 30,819
                                 =========      ===       =======      ========        =======



The accompanying notes are an integral part of the consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 25, 1999, December 26, 1998, and December 27, 1997
                              (in thousands)

                                                                     1999             1998            1997
                                                                     ----             ----            ----
Cash flows from operating activities:
Net income (loss)                                                 $  7,588         $  (965)        $ (1,560)
 Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
 Equity in loss of affiliated company                                    -               -            1,516
 Depreciation expense                                                5,852           4,785            4,395
 Amortization of trademark                                             222             222              222
 Amortization of goodwill                                              399             246              246
 Amortization of deferred financing costs                            1,510           1,447            1,401
 Provision for doubtful accounts                                     1,724           2,915            1,707
 Gain on sale of assets                                             (1,458)         (1,834)          (6,180)
 Deferred tax (benefit) provision                                    4,460            (330)            (153)
 Changes in assets and liabilities, excluding effects
    of acquisitions:
  Increase in accounts receivable                                  (16,904)        (14,053)         (12,285)
  Decrease (increase) in notes receivable                              614           2,105           (3,200)
  Increase in inventory                                            (15,831)         (1,010)          (2,034)
  Increase (decrease) in accounts payable and accrued
     liabilities                                                     3,539          10,814           (4,590)
  Increase in deferred gain                                              -               -             (670)
  Increase in prepaids and other assets                             (2,960)         (1,715)          (3,369)
                                                                   -------        --------          -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (11,245)          2,627          (24,554)
                                                                   -------        --------          -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                        (8,624)         (5,854)          (7,758)
  Payments for acquisitions                                        (12,999)              -                -
  Proceeds from sales of property, plant and equipment               4,026           4,231           13,798
                                                                   -------          ------           ------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                (17,597)         (1,623)           6,040
                                                                   -------          ------           ------

Cash flows from financing activities:
  Net borrowing (repayments) under revolving line of credit         28,782          (1,084)          16,732
  Reductions of note payable                                           (16)            (46)            (134)
  Net proceeds from issuance of common stock                            83             112               62
                                                                    ------          ------           ------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 28,849          (1,018)          16,660
                                                                    ------          ------           ------

NET INCREASE (DECREASE) IN CASH                                          7             (14)          (1,854)
Cash at beginning of period                                             65              79            1,933
                                                                    ------          ------           ------

CASH AT END OF PERIOD                                             $     72        $     65         $     79
                                                                  ========        ========         ========

Supplemental schedule of cash flow information:
  Interest paid                                                   $ 21,503        $ 20,885         $ 19,791
  Income taxes paid                                                  1,524             987            1,344

Supplemental schedule of non-cash investing
     and financing activities
  The Company purchased capital stock and assets
  in conjunction with acquisitions made during the
  period.  In connection with these acquisitions,
  liabilities were assumed as follows:
     Assets acquired                                              $ 14,850       $      -          $      -
     Liabilities assumed                                          $    529       $      -          $      -
     Purchase price payable                                       $  1,322       $      -          $      -

     The accompanying notes are an integral part of the consolidated financial statements.

1.  Description of Business
--  -----------------------

Wickes Inc. (formerly Wickes Lumber Company), through its sales and distribution facilities, markets lumber, building materials and services primarily to professional contractors, repair and remodelers, and do-it- yourself home owners, principally in the Midwest, Northeast and Southern United States. Wickes Inc.'s wholly-owned subsidiaries are: Lumber Trademark Company ("LTC"), a holding company for the "Flying W" trademark; and GLC Division, Inc. ("GLC"), which subleases certain real estate to Wickes Inc.


2.   Accounting Policies
--   -------------------

Principles of Consolidation
---------------------------

The consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and all its wholly-owned subsidiaries (the "Company"). All significant intercompany balances have been eliminated.

Fiscal Year
-----------

The Company's fiscal year ends on the last Saturday in December. All periods presented represent 52-week years.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.
Accounts Receivable
-------------------

The Company extends credit primarily to qualified professional contractors and professional repair and remodelers, generally on a non-collateralized basis.

Inventory
---------

Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable value.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and are depreciated under the straight-line method. Estimated useful lives range from 15 to 39 years for buildings and improvements. Leasehold improvements are depreciated over the life of the lease. Machinery and equipment lives range from 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's statement of operations as other operating income.

Rental Equipment
----------------

Rental equipment consists of hand tools and power equipment held for rental. This equipment is depreciated under the straight-line method over a 5-to-10 year life.

Other Assets
------------

Other assets consist primarily of deferred financing costs and goodwill which are being amortized on the straight-line method, goodwill over 20 to 35 years and deferred financing costs over the expected terms of the related debt agreements.

The Company's investment in an international operation was recorded under the equity method. The Company's share of losses is reflected as equity in loss of affiliated company on the Consolidated Statements of Operations. As of December 27, 1997, the Company's investment had been reduced to zero and there is no obligation to make additional investments.

Amortization expense for deferred financing costs is reflected as interest expense on the Company's Consolidated Statements of Operations.

Trademark
---------

The Company's "Flying W" trademark is being amortized over a 40-year period.

Postretirement Benefits Other Than Pensions
-------------------------------------------

The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for the costs of these postretirement benefits over the employees' working careers in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Postemployment Benefits
-----------------------

The Company provides certain other postemployment benefits to qualified former or inactive employees. The Company accounts for the costs of these postemployment benefits in the period when it is probable that a benefit will be provided in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."
                                   WF-8

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion of the related tax asset will be realized.

Earnings Per Common Share
-------------------------

Earnings per common share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Weighted average shares outstanding have been adjusted for dilution using the treasury stock method.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates reported.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates assets held for use and assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has historically reviewed excess property held for sale, and when appropriate, recorded these assets at the lower of their carrying amount or fair value (see Note 5).

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value of such instruments. The pronouncement requires companies that choose not to adopt the fair value method of accounting to disclose the pro forma net income and earnings per share under the fair value method. As permitted by SFAS 123, the Company elected to continue the intrinsic value method of accounting prescribed by APB Opinion 25. As required, the Company has disclosed the pro forma net income and pro forma earnings per share as if the fair value based accounting methods had been used to account for stock-based compensation cost (see Note 9).

Segment Reporting
-----------------

In June 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Based on this criteria, the Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, primarily in the Midwest, Northeast, and South. Thus, all information required by SFAS No. 131 is included in the Company's financial statements. No single customer represented more than 10% of the Company's total sales in 1999, 1998, and 1997.

Recently Issued Accounting Pronouncements
-----------------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," was issued amending SFAS No. 133 by deferring the effective date for one year, to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.


3.  Restructuring and Unusual Charge
--  --------------------------------

During 1997, the Company recorded a $1.5 million restructuring charge for discontinued programs and reductions in its corporate headquarters workforce. The $1.5 million included approximately $0.9 million for severance and postemployment benefits for approximately 25 headquarters employees. The discontinued programs included the Company's mortgage lending, utilities marketing and certain internet programs. This charge was offset by a $2.1 million reduction in accrued costs for a restructuring plan formulated by the Company in late 1995, which was completed in 1997. The $2.1 million reversal included four centers identified for closure that had significantly improved market conditions and would remain open, as well as a change in the estimate of facility carrying costs for sold facilities and those remaining to be sold.

During the first quarter of 1998, the Company implemented a restructuring plan (the "1998 Plan") which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million cumulative charge included $4.1 million in estimated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and postemployment benefits related to the 1998 plan, offset by a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $4.1 million in estimated losses included the write-down of assets (excluding real estate), to their net realizable value, of $3.4 million and $700,000 in real estate carrying costs. The $2.1 million in severance and postemployment benefits covered approximately 250 employees, 25 of which were headquarters employees, that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities. At December 26, 1998, the accrued liability for restructuring had been reduced to zero.

For further information regarding the sale of closed center real estate see Note 5.


4.  Acquisitions
--  ------------

The Company made four acquisitions during 1999, all component facilities. The total purchase price of these acquisitions was $14.3 million, of which $13.0 million was paid in cash in 1999 with the remainder to be paid in 2000 and 2001, payable in cash or stock at the option of the Company. In January, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee. In March, the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels, located in Bear, Delaware. In October, the Company acquired the assets of Advanced Truss Systems, Inc. of Kings Mountain, North Carolina. Advanced Truss Systems is a manufacturer of engineered wood trusses, servicing the greater Charlotte, North Carolina, market. In November, the Company acquired the assets of United Building Systems, Inc. of Lexington, Kentucky. United Building Systems is a manufacturer of wall panels and roof and floor trusses, in the Lexington, Kentucky, market.

The costs of these acquisitions have been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired for three of the acquisitions resulted in goodwill, which is being amortized over a 20-year period on a straight-line basis. All acquisitions have been accounted for as purchases. Operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective acquisition dates.
                                      WF-11

During 1998, the Company acquired the operating assets of Eagle Industries Inc., a component manufacturer, for a total cost of $1.8 million. The acquisition was accounted for as a purchase and the cost has been allocated on the basis of the fair value of the assets acquired and liabilities assumed. This operation has been included in the accompanying consolidated financial statements from its date of acquisition. The Company had no acquisitions in 1997.

The results of all acquisitions were not material to the Company's consolidated operations.

5.  Property, Plant, and Equipment
--  ------------------------------

Property, plant and equipment is summarized as follows:

                                       December 25,   December 26,
                                           1999           1998
                                       -----------    -----------
                                            (in thousands)
  Land and improvements                    $13,607        $12,115
  Buildings                                 29,634         26,341
  Machinery and equipment                   36,905         32,257
  Leasehold improvements                     3,118          3,059
  Construction in progress                   1,301            846
                                           -------        -------
  Gross property, plant, and equipment      84,565         74,618
  Less:  accumulated depreciation          (36,443)       (32,661)
                                           -------        -------
  Property, plant, and equipment
    in use, net                             48,122         41,957
  Assets held for sale, net                  2,477          3,873
                                           -------        -------
  Property, plant, and equipment, net      $50,599        $45,830
                                           =======        =======

Sale of Real Estate
-------------------

Except for the sale/leaseback of the Company's Succasunna, NJ sales and distribution facility in 1997, which included a $3,000,000 note receivable that was collected within 60 days, all sales of real estate have been for cash.

In 1999, the Company sold five pieces of real estate, all of which were sales and distribution facilities, for a net gain of $1.4 million. One property, which
                                   WF-12
had been held for sale since the first quarter of 1990, had been previously written down by $200,000 from its original net book value and sold at a net loss of $23,000. The other four properties, one held for sale since 1992 and the others since 1998, had not been previously written down and each were sold for net gains.

In 1998, the Company sold nine pieces of real estate, eight of which were sales and distribution facilities and one, an excess parcel of land, for a net gain of $1.6 million. Eight of the properties sold had been held for sale since the first quarter of 1998 and had not been previously written down from their original net book value. The ninth property, which had been held for sale since 1989, had been previously written down by $709,000 from its original net book value and sold at a net loss of $59,000.

In 1997, the Company sold 12 pieces of real estate for a net gain of $6.0 million. These transactions included the sale/leaseback of the Company's headquarters and the Succasunna sales and distribution facility and the sale of nine sales and distribution facilities and one excess parcel of land. Of the properties sold, one sales and distribution facility was held for sale since 1989, had been previously written down $99,600 from its original net book value, and sold at a loss of $100,400. The other 11 properties had not been previously written down from book value and had been held for sale since 1992 (2 properties), 1995 (4 properties), 1996 (2 properties) and 1997 (3 properties).

The Company reviews assets held for sale in accordance with SFAS No. 121. At December 25, 1999, the Company held seven properties for resale which had been written down to their estimated fair market values in 1997 and prior. In 1997, the Company recorded a loss of $156,000 to report land, land improvements and buildings held for sale at their fair value. The Company did not record any impairment to the cost of assets held for sale in 1999 or 1998. Certain of these properties are leased to others until such time that appropriate disposition can be affected. These charges are included in the caption "restructuring and unusual items" on the Consolidated Statement of Operations.


6.   Accrued Liabilities
--   -------------------

Accrued liabilities consist of the following:

                                    December 25,     December 26,
                                        1999             1998
                                    -----------      ------------
                                            (in thousands)
     Accrued payroll                   $ 11,401         $  9,498
     Accrued liability insurance          5,844            4,966
     Other                                8,250            5,625
                                        -------           ------
     Total accrued liabilities          $25,495          $20,089
                                        =======          =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt
--  --------------

Long-term debt obligations are summarized as follows:

                                        December 25,     December 26,
                                            1999             1998
                                        -----------      -----------
                                                (in thousands)
     Revolving line of credit             $ 120,742        $  91,961

     Senior subordinated notes              100,000          100,000

     Other                                        -               16
                                           --------         --------

     Total long-term debt                   220,742          191,977
     Less current maturities                      -              (16)
                                           --------         --------

     Total long-term debt less
        current maturities                 $220,742         $191,961
                                           ========         ========

Revolving Line of Credit
------------------------

At December 26, 1998, the Company had a revolving line of credit, which was to expire on March 31, 2001. Under this line of credit the Company could borrow against certain levels of accounts receivable and inventory, up to a maximum credit limit of $130,000,000.

On February 17, 1999, the Company entered into a new revolving credit agreement with a group of financial institutions with an expiration date of June 30, 2003. The new revolving line of credit provided for, subject to restrictions and modifications discussed below, up to $160 million of revolving credit loans and credits.

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


On July 8, 1999, the revolving credit agreement was amended to clarify the definition of unused availibilty to allow the full amount of the Company's borrowing base to be included in the unused availibilty calculation.

On September 9, 1999, the revolving credit agreement was amended to increase the total commitment from $160 million to $200 million from May 15 through November 15 of each year. At December 25, 1999, the amount available for additional borrowing was $38.8 million. The weighted-average interest rate for the years ending December 25, 1999 and December 26, 1998 was approximately 7.72% and 8.22%, respectively.

With delivery to the lenders of the Company's financial statements for the period ending September 25, 1999, the Company's borrowing spreads were reduced to 1.75% above the applicable LIBOR and to 0.25% above the base rate.

Substantially all of the Company's accounts receivable, inventory and general intangibles are pledged as collateral for the revolving line of credit.
Availability is limited to 85% of eligible accounts receivable plus 60% of eligible inventory, with these percentages subject to change in the permitted discretion of the agent for the lenders. Covenants under the related debt documents require, among other things, that the Company maintain unused availability under the revolving line of credit of at least $15 million (subject to increase in certain circumstances) and maintain certain levels of tangible capital funds, as defined in the loan and credit agreement. In addition, these documents restrict, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions.

In conjunction with the revolving credit agreement, the Company terminated its existing interest rate swap agreement and entered into a new interest rate swap agreement (see Note 12).

Senior Subordinated Notes
-------------------------

On October 22, 1993, the Company issued $100,000,000 principal amount of 10-year unsecured senior subordinated notes, due December 15, 2003. Interest on the notes is 11-5/8%, payable semi-annually. Covenants under the related indenture restricts, among other things, the payment of dividends, the prepayment of certain debt, the incurrence of additional debt if certain financial ratios are not met, and the sale of certain assets unless the proceeds are applied to the notes. In addition, the notes require that, upon a change in control of the Company, the Company must offer to purchase the notes at 101% of the principal thereof, plus accrued interest.

Aggregate Maturities
--------------------

The aggregate amount of long-term debt of $220.7 million matures in fiscal year 2003.

8.  Commitments and Contingencies
--  -----------------------------

At December 25, 1999, the Company had accrued approximately $132,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years. The Company has accrued $43,000 for estimated clean-up costs at 11 of its locations.

The Company has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean up costs. Based on the amounts claimed and the Company's prior experience, the Company has accrued $28,000 for these matters.

The Company is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. The Company has entered into a cost-sharing agreement with its insurers, and any liability is expected to be minimal.

The Company is one of many defendants in approximately 145 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 30 similar actions for insignificant amounts, and another 224 of these actions have been dismissed. None of these suits have made it to trial.

Losses in excess of the $132,000 reserved as of December 25, 1999 are possible but an estimate of these amounts cannot be made.

The Company is involved in various other legal proceedings which are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, annual results of operations or liquidity, there can be no assurance of this.

Leases
------

The Company has entered into operating leases for corporate office space, retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total rent expense under all operating leases was $13,640,000, $12,193,000, and $10,616,000 for the years ended December 25, 1999, December 26, 1998, and December 27, 1997, respectively.

Future minimum commitments for noncancelable operating leases are as follows:

               Year                       Amount
               ----                       ------
                                        (in thousands)
               2000                       $10,316
               2001                         8,684
               2002                         7,555
               2003                         5,612
               2004                         3,404
               Thereafter                  23,884
                                           ------
                 Subtotal                  59,455
               Less sublease income       ( 7,489)
                                           ------
                 Total                    $51,966
                                           ======


9.  Stockholders' Equity
--  --------------------

Preferred Stock
---------------

As of December 25, 1999, the Company had authorized 3,000,000 shares of preferred stock, none of which were issued or outstanding.

Common Stock
------------

The Company currently has one class of common stock: Common Stock, par value $.01 per share. At December 25, 1999, there were 20,000,000 shares of Common Stock authorized and 8,224,888 shares issued and outstanding. In addition, at

December 25, 1999, 895,369 shares of Common Stock were reserved for issuance under the Company's 1993 Long-Term Incentive Plan and 1993 Director Incentive Plan.

Warrants
--------

The Company's unexercised outstanding warrants for 3,068 shares of Common Stock expired in May 1998, and, as of December 25, 1999, there were no warrants outstanding or Common Stock reserved for issuance under warrants.

Stock Compensation Plans
------------------------

As of December 25, 1999, the Company has two stock-based compensation plans (both fixed option plans), which are described below. Under the 1993 Long- Term Incentive plan as amended on November 30, 1994, the Company may grant options and other awards to its employees for up to 835,000 shares of common stock. Under the 1993 Director Incentive plan, the Company may grant options and other awards to directors with for up to 75,000 shares. The exercise price of grants equals or exceeds the market price at the date of grant. The options have a maximum term of 10 years. For non-officers, the options generally become exercisable in equal installments over a three- year period from the date of grant. For officers the vesting periods can vary by grant.

Since  the  Company  applies  APB  Opinion  25 and  related  interpretations  in
accounting  for  its  plans,  no  compensation   cost  has  been  recognized  in
conjunction with these plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


Year                                   1999        1998         1997
----                                   ----        ----         ----
Net income (loss)   As reported      $7,588       $(965)     $(1,560)
                    Pro forma        $7,357     $(1,082)     $(1,772)

Basic income        As reported        $.92       $(.12)       $(.19)
  (loss) per share  Pro forma          $.90       $(.12)       $(.19)

Diluted income      As reported        $.91       $(.12)       $(.19)
  (loss) per share  Pro forma          $.88       $(.12)       $(.19)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 0% for all years, expected volatility of 49%, 48%, and 43%; risk-free interest rates of 5.1%, 5.6%, and 6.6%; and expected lives of 5.6, 5.6, and 6.6 years.

A summary of the status of the Company's fixed stock option plans as of December 25, 1999, December 26, 1998, and December 27, 1996 and changes during the years ended on those dates is presented as follows:

                             1999                  1998                1997
                             ----                  ----                ----
                           Weighted              Weighted            Weighted
                            Average               Average             Average
                            Exercise              Exercise            Exercise
Fixed Options           Shares    Price        Shares     Price     Shares     Price
-------------           ------    -----        ------     -----     ------     -----
Outstanding beginning
  of  year              734,263  $ 7.67        668,283   $10.09     612,282    $10.94
Granted                 121,475  $ 4.85        238,750  $  3.45     108,350   $  5.12
Exercised                (3,617) $ 3.91        (11,014) $  4.55           -       n/a
Forfeited-nonvested     (33,290) $ 4.33        (97,070) $  9.71     (46,981)  $  8.22
Forfeited-exercisable   (30,759) $12.33        (64,686) $  9.71      (5,168)  $ 22.36
Expired                       -     n/a              -      n/a           -       n/a
Canceled                      -     n/a              -      n/a        (200)   $15.00
                         ------   -----         ------     ----       -----     -----

Outstanding end
  of  year              788,072 $ 7.22         734,263  $  7.67     668,283    $10.09

Options exercisable
     at year end        384,720 $10.23         256,627  $ 11.39     214,402    $14.26

Options available for
  future grant at
  year end              107,297                164,723              241,717

Weighted-average fair value of options granted during the year where:

                                             1999      1998      1997
                                             ----      ----      ----
 Exercise price equals market price         $2.51     $1.62     $2.77
 Exercise price exceeds market price          n/a       n/a       n/a
 Exercise price is less than  market price    n/a       n/a       n/a

The following table summarizes information about fixed stock options outstanding at December 25, 1999:

                        Options Outstanding               Options Exercisable
               ------------------------------------     -----------------------
                                Weighted-
                                 Average    Weighted-                 Weighted-
   Range of       Number        Remaining   Average      Number       Average
   Exercise     Outstanding    Contractual  Exercise     Exercisable  Exercise
    Prices      at 12/25/99     Life        Price        at 12/25/99  Price
    ------      -----------     ----        ------       -----------  -----
$ 3.06 - $ 5.75  584,749        7.80 years  $ 4.34       181,397      $ 4.34
$10.95 - $23.25  203,323        4.70 years  $15.48       203,323      $15.48


Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128. The following is the reconciliation of the numerators and denominators used for basic and diluted earnings per share:

                                      1999        1998          1997
                                      ----        ----          ----
Numerators:
  Net income (loss) - for basic
    and diluted EPS               $7,588,000   $(965,000)   $(1,560,000)
                                   =========    ========     ==========

Denominators:
  Weighted average common
     shares - for basic EPS        8,216,265   8,197,542      8,168,257
     Common shares from options       32,115           -              -
     Other common stock equivalents   82,191           -              -
                                   ---------   ---------      ---------

  Weighted average common
     shares - for diluted EPS      8,330,571   8,197,542      8,168,257
                                   =========   =========      =========

In years where net losses are incurred, diluted weighted-average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 227,000 weighted-average shares of common stock during 1999 were not included in the diluted EPS as the options' exercise prices were greater than the average market price.


10.  Employee Benefit Plans
---  ----------------------

401(k) Plan
-----------

The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 25, 1999, December 26, 1998, and December 27, 1997 were $1,754,000, $1,480,000, and
$1,606,000, respectively.

Postretirement Benefits Other Than Pensions
-------------------------------------------

The Company provides life and health care benefits to retired employees. Generally, employees who have attained an age of 60, have rendered 10 years of service and are currently enrolled in the medical benefit plan are eligible for postretirement benefits. The Company accrues the estimated cost of retiree benefit payments during the employee's active service period.

The following tables reconcile the postretirement benefit, the plan's funded status and actuarial assumptions, as required by Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

                                         December 25,        December 26,
                                             1999                1998
                                         -----------         -----------
                                                 (in thousands)
  Change in accumulated postretirement
         benefit obligation:
    Benefit obligation at beginning
         of year                             $2,749              $2,578
    Service cost                                244                 233
    Interest cost                               151                 170
    Participant contributions                     -                   -
    Claims paid                                (241)               (216)
    Actuarial gains                            (761)                (16)
    Plan amendments                               -                   -
                                              ------             ------
    Benefit obligation at year end            $2,142             $2,749
                                              ======             ======


  Change in plan assets:
    Fair value of plan assets                      -                  -

  Reconciliation of funded status:
    Funded status                            $(2,142)           $(2,749)
    Unrecognized transition obilgation             -                  -
    Unrecognized prior service cost              (39)               (49)
    Unrecognized actuarial gain                 (876)              (154)
                                             -------            -------
    Net amount recognized as other
        long-term liabilities                $(3,057)           $(2,952)
                                             =======            =======


  Weighted-average assumptions as of year-end:
    Discount rate                               8.00%              6.75%
    Expected return on assets                    n/a                n/a
    Medical cost trend                          6.00%              6.00%

                               December 25,    December 26,   December 27,
                                  1999             1998           1997
                               -----------     -----------    -----------
                                              (in thousands)
  Components of net periodic
        benefit cost:
    Service cost               $   244          $   233        $   197
    Interest cost                  151              171            176
    Expected return on
        plan assets                n/a              n/a            n/a
    Amortization of transition
        obligation                   -                -              -
    Amortization of prior
        service cost               (10)             (10)           (10)
    Amortization of actuarial
        loss                       (39)               -              -
                                 -----            -----          -----
  Net periodic benefit cost     $  346           $  394         $  363
                                 =====            =====          =====


                               December 25,    December 26,  December 27,
                                  1999             1998         1997
                               -----------     -----------   -----------
                                            (in thousands)
  Weighted average assumptions
      used in computing net
      periodic benefit cost:
    Discount rate                 6.75%            7.25%        7.75%
    Expected return on
      plan assets                  n/a              n/a          n/a
    Medical cost trend            6.00%            6.00%        6.00%

  Health care cost trend sensitivity:        1% Increase      1% Decrease
                                             -----------      -----------
    Effect on total service cost and
      interest cost components                    $  18        $  (17)
Effect on postretirement benefit obligation          47           (44)


Postemployment Benefits
-----------------------

The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. The Company had accrued $161,000 and $165,000 at December 25, 1999 and December 26, 1998, respectively. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay are based on normal straight-line compensation and calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees' service period or as an expense at the date of the event triggering the benefit.

11.  Income Taxes
---  ------------
The Company and its subsidiaries file a consolidated federal income tax return. As of December 25, 1999, the Company has net operating loss carryforwards available to offset income of approximately $35.9 million expiring in the years 2006 through 2018.

The income tax provision consists of both current and deferred amounts. The components of the income tax provision are as follows:

                             December 25,       December 26,      December 27,
                                1999               1998               1997
                             -----------        -----------       -----------
                                              (in thousands)
Taxes currently payable:
  State income tax            $  1,122           $  1,019          $  1,099
  Federal income tax               161                  -                 -
Deferred expense (benefit)       4,460               (330)             (153)
                               -------             ------            ------
Total income tax expense      $  5,743           $    689          $    946
                               =======            =======           =======


Tax provision and credits are recorded at statutory rates for the taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance primarily relates to losses incurred on certain investments which the Company believes may not be fully deductible for tax purposes. Management has determined, based on the Company's positive earnings in 1999 and its expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize its remaining net deferred tax assets. The components of the deferred tax assets and liabilities at December 25, 1999, December 26, 1998 and December 27, 1997, respectively, are as follows:

                                December 25,      December 26,      December 27,
                                   1999              1998              1997
                                -----------       ------------      -----------
                                                (in thousands)
Deferred income tax assets:
Trade accounts receivable      $   1,591         $   1,727         $   1,469
Inventories                        2,016             1,813             1,895
Accrued personnel cost             1,671             2,037             2,013
Other accrued liabilities          4,515             6,051             6,743
Net operating loss                13,917            17,151            16,164
Other                              3,483             3,337             3,348
                                --------          --------          --------
Gross deferred income tax assets  27,193            32,116            31,632
Less: valuation allowance         (1,132)           (1,542)           (1,542)
                                --------          --------          --------
Total deferred income tax assets  26,061            30,574            30,090

Deferred income tax liabilities:
Property, plant and equipment      1,244             1,312             1,394
Goodwill and trademark             2,938             2,923             2,687
                                 -------          --------          --------
Total deferred income tax          4,182             4,235             4,081
                                --------          --------          --------
Net deferred tax assets        $  21,879         $  26,339         $  26,009
                                ========          ========          ========

The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes:

                              December 25,      December 26,      December 27,
                                 1999              1998              1997
                              -----------       -----------       -----------
                                              (in thousands)
Tax/ (benefit) computed at
  U.S. statutory tax rate   $    4,666        $      (96)       $     (215)
State and local taxes            1,159               662               714
Alternative minimum tax
  Differential                     161                 -                 -
Other                             (243)              123               447
                              --------          --------          --------
Total tax provision         $    5,743        $      689        $      946
                              ========          ========          ========

                                   WF-24

12.  Financial Instruments
---  ---------------------
The Company uses financial instruments in its normal course of business as a tool to manage its assets and liabilities. The Company does not hold or issue financial instruments for trading purposes. Gains and losses relating to hedging contracts are deferred and recorded in income or as an adjustment to the carrying value of the asset at the time the transaction is complete. Payments or receipts of interest under interest rate swap arrangements are accounted for as an adjustment to interest expense. The fair value of such financial instruments is determined through dealer quotes. For cash and cash equivalents, accounts receivable, accounts payable and notes payable, the carrying amount approximates fair value due to the short maturity of these instruments.

The estimated fair values of the Company's material financial instruments are as follows:

Long-Term Debt
--------------
The fair value of the Company's long-term debt, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                         Fair          Carrying
                                        Value           Value
                                        -----           -----
                                             (in thousands)
     1999 Financial Liabilities:
     Long-term Debt
     Revolver                         $ 120,742       $ 120,742
     Senior Subordinated Notes           85,000         100,000

     1998 Financial Liabilities:
     Long-term Debt
     Revolver                         $  91,961       $  91,961
     Senior Subordinated Notes           84,000         100,000

Lumber Futures Contracts
------------------------
The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. At December 25, 1999, the Company had 15 lumber futures contracts outstanding with a total market value of $552,000 and an immaterial net unrealized loss. These contracts all mature in 2000.

Interest Rate Swap
------------------
At December 26, 1998, the Company had in place an interest rate swap agreement which effectively fixed the interest rate on $40 million of the Company's borrowings under its floating rate revolving line of credit at 8.11% (subject to adjustments in certain circumstances), for three years. This interest rate swap was operative while the 30-day LIBOR borrowing rate remained below 6.7%. The agreement also included a floor LIBOR rate at 4.6%. At December 23, 1998 the 30-day LIBOR borrowing rate was 5.625%. The fair value of the interest rate swap agreement, in accordance with SFAS No. 107, at December 26, 1998 was a negative $400,000.

On February 17, 1999, in conjunction with the Company's new revolving credit agreement (see Note 7), the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the Company's borrowing cost at 7.75% (based on the LIBOR plus 2.00% pricing in effect on February 17, 1999), reduced from 8.11% under the old agreement, for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. At September 25, 1999, the Company's performance reduced the rate charged to LIBOR plus 1.75%, fixing the Company's borrowing cost on $40 million at 7.50% through December 25, 1999. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate.


13.  Related Party Transactions
-------------------------------
In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to its majority stockholder for a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,000 plus interest). At December 25, 1999 this stockholder had made payments of $545,046 under the promissory note and was delinquent with respect to required payments of approximately $82,486 of principal and interest. The Company and the stockholder have reached an agreement that requires all accrued interest to be paid by March 31, 2000 and that extends the terms for repayment of principal.

In 1999, the Company paid approximately $660,000 in reimbursements primarily to affiliates of the Company's chairman, for costs related to services provided to the Company during 1999 by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 1998 and 1997 for similar services were approximately $730,000 and $1,289,000, respectively.

In June of 1996, the Company entered into a mortgage lending agreement with an affiliate of the Company's chairman. In exchange for providing home construction loans to the Company's customers the Company reimbursed this affiliate for certain start-up expenses. Reimbursements in 1998 and 1997 were approximately

$115,000 and $1,045,000, respectively, and were expensed as incurred. In late 1997, this affiliate's involvement in the program ceased. No reimbursements were made in 1999.

A former director and executive officer of the Company was, during most of 1998 and all of 1997, a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $741,000 and $665,000 for legal services provided to the Company during 1998 and 1997, respectively.


14. Other Operating Income
--------------------------
Other operating income on the Company's Statement of Operations includes primarily the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivables and casualty gains/losses. The sale of property, plant and equipment includes the sale of 5, 9, and 12 pieces of real estate in 1999, 1998 and 1997, respectively. In 1998, casualty gains of $1.0 million were recorded as a result of the differences between insured replacement cost and net book value resulting from fire and storm damage at certain of the Company's sales and distribution facilities. The following table summarizes the major components of other operating income by year.

                                              Other Operating Income
                                                    Gain/(Loss)

                                             1999      1998      1997
                                             ----      ----      ----
                                                  (in thousands)
Sale of property, plant
  and equipment                            $ 1,821   $ 2,111   $ 6,180
Accounts receivable service charges          2,460     2,331     2,170
Casualties                                    (556)      670      (284)
Other                                        1,927     1,725     2,623
                                            ------    ------    ------
Total                                      $ 5,652   $ 6,837   $10,689
                                            ======    ======    ======

15.  Barter Transaction
-----------------------
At any given time approximately 1% to 2% of the Company's total inventory will be classified as delete or obsolete merchandise. Delete or obsolete merchandise consists of inventory that, while in good sellable condition, will be discontinued for one of several business reasons. This inventory, which may consist of items from any of the Company's product lines, historically has been marked down in value by approximately 20% to 30% of its original cost.

In September of 1998, the Company entered into a transaction in which it exchanged delete/obsolete merchandise, with an impaired book value of $1.2 million, for barter credits at a stated value of $1.6 million. As part of the barter transaction the Company had agreed to sell the merchandise for the new owner, on a clearance basis, and remit the proceeds, up to $350,000, to the owner. The Company entered into the transaction to free valuable showroom and storage space for new merchandise. The value of this merchandise had been previously reduced from its original cost of approximately $1.6 million to $1.2 million, based on the Company's most recent sales information. Initially the exchange was considered to be a non-monetary exchange, as outlined under APB 29 and EITF 93-11, and no further impairment was recorded at that time. The barter credits were recorded as a prepaid expense with a value of $1.2 million.

Subsequent to the second quarter of 1999, the Company restated its September 1998 financial statements to account for the barter transaction as a monetary transaction, upon receiving written confirmation from a second "Big Five" accounting firm and after careful review and concurrence of its Board of Directors Audit Committee. A non-cash charge of $844,000 has now been recorded to reduce the value of the inventory exchanged, and the resulting book value of the barter credits, from approximately $1.2 million to $350,000. As a result of this change, the Company will also record increased future earnings for each dollar of barter credits used in excess of $350,000.

The following table reconciles the amounts previously reported to the amounts currently being reported in the condensed consolidated statements of operations for the year ended December 26, 1998 (amounts in thousands, except per share data).

                                                    Restatement
                                       Previously    for Barter
                                        Reported    Transaction   As Restated
                                        --------    -----------   -----------
Income  (loss)  before income taxes     $    568     $   (844)     $   (276)
Provision   for  income  taxes             1,019         (330)          689
                                         -------      -------       -------
Net loss                                $   (451)    $   (514)     $   (965)

Basic and diluted loss
   per  common share                    $  (0.06)    $  (0.06)     $  (0.12)


16.  Selected Quarterly Financial Data (unaudited)
--------------------------------------------------
The following table contains selected unaudited quarterly financial data for the years ended December 25, 1999, December 26, 1998 and December 27, 1997. Quarterly earnings/(loss) per share may not total to year end earnings/(loss) per share due to the issuance of additional shares of Common Stock during the course of the year.

                         QUARTERLY FINANCIAL DATA
                            Three Months Ended
           (in millions, except per share data and percentages)

                                                              Basic / Diluted
                          Net Sales as a                       Net Earnings/
                           % of Annual    Gross   Net Income     (Loss) per
                 Net Sales  Net Sales    Profit     /(Loss)     Common Share
                 ---------  ---------    ------     -------     ------------
1999
  March 27        $191.1      17.6%      $45.9      $(3.3)      $(.40)/(.40)
  June 26          288.7      26.6        66.3        3.6         .44 / .43
  September 25     325.4      30.0        73.8        5.0         .61 / .61
  December 25      279.4      25.8        67.6        2.2         .27 / .26

1998
  March 28        $168.8      18.5%      $41.0      $(6.8)      $(.83)/(.83)
  June 27          237.1      26.1        56.1        2.8          .34/.34
  September 26     261.1      28.7        60.2        2.3          .28/.28
  December 26      243.3      26.7        58.2        0.7          .09/.09

1997
  March 29        $159.3      18.0%      $36.9      $(5.2)      $(.63)/(.63)
  June 28          237.3      26.9        54.3        1.3          .16/.16
  September 27     266.3      30.1        60.3        1.8          .22/.22
  December 27      221.1      25.0        51.5        0.5          .06/.06

INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
   Buildscape, Inc. (A Development Stage Company):

We have audited the accompanying balance sheets of Buildscape, Inc. (a development stage company) (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from date of inception through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Buildscape, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and for the period from date of inception through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the  development  stage at December 31, 1999.  As discussed in
Note 1 to the financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations, is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

Dallas, Texas
March 10, 2000

BUILDSCAPE, INC.
(A Development Stage Company)

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998



ASSETS                                                  1999                    1998
                                                        ----                    ----

CURRENT ASSETS:
   Cash and cash equivalents                        $ 2,395,699             $    20,507
   Accounts receivable and accrued interest             102,779                  41,441
   Inventory                                             79,616                      --
   Prepaid expenses                                      99,374                  28,123
                                                    -----------             -----------

        Total current assets                          2,677,468                  90,131

FURNITURE AND EQUIPMENT - Net                           904,983                  88,826

OTHER ASSETS                                              4,568                  70,711
                                                    -----------             -----------

TOTAL                                               $ 3,587,019             $   249,668
                                                    ===========             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                 $ 1,498,107             $   108,506
   Accrued expenses                                      87,181                      --
   Note payable                                              --                 804,779
   Deferred income                                        6,250                  90,000
                                                    -----------             -----------

        Total current liabilities                     1,591,538               1,003,285

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
   Convertible, voting preferred stock, $.01 par
    value; 3,000,000 shares authorized, 1,667,667
    issued and outstanding                            4,865,506                      --
   Common stock, $.000002 par value; 10,500,000
    shares authorized; 5,000,000 shares issued
    and outstanding                                          10                      10
   Additional paid-in-capital                         8,449,512               3,920,607
   Deficit accumulated in development stage         (11,319,547)             (4,674,234)
                                                    -----------             -----------

        Total stockholders' equity (deficit)          1,995,481                (753,617)
                                                    -----------             -----------

TOTAL                                               $ 3,587,019             $   249,668
                                                    ===========             ===========




BUILDSCAPE, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998, AND THE PERIOD FROM
DATE OF INCEPTION THROUGH DECEMBER 31, 1999
-----------------------------------------------------------











                                                                       Accumulated
                                                                       From Date of

                                                                    Inception Through
                                                                      December 31,

                                                                          1999                 1999                1998
                                                                          ----                 ----                ----


REVENUES:
   Sales Revenue                                                   $    373,536         $    373,536         $         --
   Advertising Revenue                                                  203,800              173,800               30,000
                                                                   ------------         ------------         ------------

      Total revenues                                                    577,336              547,336               30,000

COST OF GOODS SOLD                                                      475,536              462,036               13,500

      Gross Profit                                                      101,800               85,300               16,500

OPERATING EXPENSE:
 Sales and Marketing                                                  3,241,754            1,645,065           1,596,689
 Advertising expense                                                  1,047,377              543,923             503,454
 Technology development                                               3,172,597            1,621,168             841,271
 General and administrative expense                                   3,570,390            1,959,752           1,610,638
 Depreciation and amortization                                          181,295              127,860              53,435
                                                                   ------------         ------------        ------------

      Total operating expense                                        11,213,413            5,897,768           4,605,487
                                                                   ------------         ------------        -----------

      Net operating loss                                            (11,111,613)          (5,812,468)        (4,588,987)

OTHER INCOME (EXPENSE):
  Interest income                                                        31,643               31,643                  --
  Other income                                                           24,810               24,810                  --
  Interest expense                                                     (264,387)            (179,140)            (85,247)
                                                                   ------------         ------------        ------------

      Total other income (expense)                                     (207,934)            (122,687)            (85,247)
                                                                   ------------         ------------        ------------

NET LOSS                                                            (11,319,547)          (5,935,155)         (4,674,234)
                                                                   ============         ============        ============


See notes to financial statements.


BUILDSCAPE, INC.
(A Development Stage Company)

STAATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1999 AND 1998, AND THE PERIOD FROM
DATE OF INCEPTION THROUGH DECEMBER 31, 1999
----------------------------------------------------------



                                                                                                        DEFICIT
                                                                                                     ACCUMULATED
                                                                                     ADDITIONAL          IN THE
                                                      PREFERRED       COMMON          PAID-IN           DEVELOPMENT
                                                        STOCK         STOCK           CAPITAL             STAGE             TOTAL
                                                        ----          ------         --------          ------------         ------

BALANCE AT JANUARY 1, 1998                          $        --     $       --     $   710,158        $ (710,158)        $      --

     Issuance of 5,000, 000 shares of common
         stock at $.000002 per share                         --             10              --                 --                10

     Contribution from stockholder                           --             --       4,630,765                 --         4,630,765

     Distribution from stockholder                           --             --        (710,158)                            (710,158)

     Net loss                                                                                          (4,674,234)       (4,674,234)
                                                    -----------     -----------    -----------      -------------        ----------

BALANCE AT DECEMBER 31, 1998                                 --              10      4,630,765         (5,384,392)         (753,617)

     Issuance of 1,666,667 shares of preferred stock
         at $3.00 per share, net of issuance costs           --              --             --                 --         4,865,506

     Conversion of debt by stockholder                       --              --      3,818,747                 --         3,818,747

     Net loss                                                --              --             --         (5,935,155)       (5,935,155)
                                                    -----------     -----------     ----------      -------------       -----------

BALANCE AT DECEMBER 31, 1999                        $ 4,865,506     $        10     $8,449,512      $ (11,319,547       $ 1,995,481
                                                    ===========     ===========     ==========      =============       ===========



See notes to financial statements.

BUILDSCAPE INC.
(A Development Stage Company)


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998, AND THE PERIOD FROM
DATE OF INCEPTION THROUGH DECEMBER 31, 1999
---------------------------------------------



                                                                       Accumulated
                                                                       From Date of

                                                                    Inception Through
                                                                      December 31,

                                                                          1999                 1999                1998
                                                                          ----                 ----                ----

OPERATING ACTIVITIES:
   Net Loss                                                        $  (11,319,547)       $  (5,935,155)       $  (4,674,234)
   Adjustments to reconcile net loss to net cash used in

OPERATING ACTIVITIES:
      Depreciation and amortization                                       181,295              127,860               53,435
      Expenses paid by Riverside                                        5,340,923                   --            4,630,765
      Net changes in operating assets and liabilities:
          Accounts receivable                                            (102,779)             (61,338)             (41,441)
          Inventory                                                       (79,616)             (79,616)                  --
          Prepaid expenses                                                (99,374)             (71,191)             (28,183)
          Other assets                                                    (15,216)              66,143              (81,359)
          Accrued expenses                                              1,498,107            1,389,601              108,506
          Accounts payable                                                 87,181               87,181                   --
          Other liabilities                                                 6,250              (83,750)              90,000
                                                                   --------------        -------------        -------------

            Net cash (used in) provided by operating activities        (4,502,776)          (4,560,265)              57,489
                                                                   --------------        -------------        -------------


INVESTING ACTIVITIES- Purchase of furniture
 and equipment                                                         (1,075,630)           (944,017)            (131,613)
                                                                    -------------        ------------         ------------



FINANCING ACTIVITIES:
  Proceeds from notes payable                                           3,818,747          3,013,968              804,779
  Issuance of preferred stock and common stock                          4,865,516          4,865,506                   10
  Distribution to stockholder                                            (710,158)                --             (710,158)
                                                                    -------------       ------------         ------------

            Net cash provided by financing activities                   7,974,105          7,879,474               94,631
                                                                    -------------       ------------         ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,395,699          2,375,192               20,507

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                               20,507             20,507                   --
                                                                    -------------       ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   2,416,206       $  2,395,699         $     20,507
                                                                    =============       ============         ============

SUPPLEMENTAL INFORMATION - Interest Paid                            $     264,837       $    179,140         $     85,247
                                                                    =============       ============         ============

NONCASH TRANSACTIONS:                                               $   3,818,747       $  3,818,747         $         --
                                                                    =============       ============         ============
  Conversion of note payable to equity

  Expenses paid by Riverside on behalf of the Company               $   5,340,923       $        --         $   4,630,765
                                                                    =============       ===========         =============



See notes to financial statements.


(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BUSINESS - Buildscape, Inc. (a development stage company) (the "Company") was incorporated on January 13, 1998, to provide home-building materials, service and commerce online to consumers and profess-ionals in the home-building industry. Prior to incorporation, the Company was funded by the Riverside Group, Inc. ("Riverside").

      On October 21, 1999, Imagine Investments, Inc. ("Imagine") acquired from Riverside 1,880,933 shares of the Company's 5,000,000 outstanding shares of common stock in exchange for (i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine. Riverside retained the remaining 3,119,067 outstanding shares of the Company's common stock. In addition, the Company issued to Imagine 1,666,667 shares of the Company's voting Series A Cumulative Convertible Preferred Stock with a $5 million aggregate liquidation preference in exchange for $5,000,000. As a result of this transaction, Riverside owns 47% of the Company on a fully converted basis. Imagine owns 38% of the common shares and 100% of the preferred shares of the Company, or 53%, on a fully converted basis.

      The Company has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties, including, among others, risks associated with technology and regulatory trends, evolving industry standards, growth and acquisitions, actual and prospective competition by entities with greater financial and other resources, the development of the Internet market and the need for additional capital. There can be no assurances that the Company will be successful in becoming profitable or generating positive cash flow in the future. The Company is considered to be a development stage company.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investment instruments with a maturity date of three months or less at date of purchase to be cash equivalents.

      INVENTORIES - Inventories consist principally of finished goods such as tools and other building supplies and materials. The Company uses the first-in, first-out ("FIFO") method for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable values.

      FURNITURE AND EQUIPMENT - Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three years or less.

      REVENUE RECOGNITION - Revenue consists of sales of products sold through the Company's online superstore and auction sites and of advertising fees. The Company recognizes revenue when earned. In the case of product sales, revenue is recognized when the product is shipped. Advertising revenue, which is all cash, is recognized over the term of the contract.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INCOME TAXES - On October 21, 1999, the Company went through an ownership change, which was considered a Section 382 exchange in the Internal Revenue Code. As a result of this change, the net operating loss carryforward available for use each year will be subject to an annual limitation.

      Prior to October 21, 1999, the Company was included in the consolidated federal and state income tax returns of Riverside. Income taxes were calculated on a separate return filing basis. Subsequent to October 21, 1999, the Company will file a separate tax return. Therefore, a portion of the Company's losses may be utilized in the consolidated Riverside tax return.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
      Instruments and Hedging Activities," was issued in June 1998 and establishes standards for accounting and reporting for derivative instruments. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and on the type of hedge transaction. The portion of all hedges not effective in achieving offsetting changes in fair value is recognized in earnings. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has completed its evaluation of the impact of the provisions of this statement on the Company's financial statements and believes its adoption will not have a material effect on its financial statements.

      COMPREHENSIVE INCOME - The Company has no elements of comprehensive income.

      SEGMENTS - The Company is in a single-market segment.

      LONG-LIVED ASSETS - The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the assets to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of December 31, 1999.

2.    FURNITURE AND EQUIPMENT

      Furniture and equipment at December 31 consisted of the following:

                                                       1999              1998
                                                       ----              ----

      Computer equipment                         $   319,159       $   127,072
      Computer software                              741,505             4,541
      Furniture and office equipment                  14,966                --
                                                 -----------       -----------

      Total                                        1,075,630           131,613

      Accumulated depreciation and amortization     (170,647)          (42,787)
                                                 -----------       -----------

      Furniture and equipment - net              $   904,983       $    88,826
                                                 ===========       ===========



      Depreciation   expense  was  $127,860  and  $42,787  for  1999  and  1998, respectively.

3.    OTHER ASSETS

      Other assets at December 31 consisted of the following:

                                                       1999             1998
                                                       ----             ----

       Organization costs                        $        --       $    81,359
       Security deposit                                4,568                --
                                                 -----------       -----------

       Total                                           4,568            81,359

       Accumulated amortization                           --           (10,648)
                                                 -----------       -----------

       Other assets - net                        $     4,568       $    70,711
                                                 ===========       ===========


      Amortization expense was $10,648 for 1998. During 1999, in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," the Company expensed the remaining $70,711 of organization costs.

4.    NOTE PAYABLE

      At December 31, 1998, the Company had a note payable to Riverside of $804,779. The note was unsecured, with principal payable in quarterly installments and including interest, calculated at Bankers Trust Company's prime lending rate plus 2% (9.75% at December 31, 1998), with a maturity on May 15, 2001. In 1999, the note was contributed as equity by Riverside. At December 31, 1999, the Company did not have any notes payable outstanding.

5.    STOCKHOLDERS' EQUITY

      COMMON STOCK - Upon incorporation on January 13, 1998, the Company issued 1,000 shares of common stock, $0.01 par value per share, at a purchase price of $10. On October 15, 1999, the Board approved a 5,000-to-1 common stock split. All periods presented have been restated to reflect the split.

      SERIES A CUMULATIVE CONVERTIBLE, VOTING PREFERRED STOCK - The Company has authorized the issuance of up to 3,000,000 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred"). On October 21, 1999, the Company sold 1,666,667 shares, par value $0.01 per share, at a purchase price of $3.00 per share. Each share of preferred stock is convertible into one share of common stock and has voting rights equal to its applicable common stock conversion amount. Upon the consummation of a qualified public offering of common stock, each share of Series A Preferred outstanding will be automatically converted into common stock. In the event of liquidation or dissolution, the preferred shares have liquidation privileges of $5,000,000 before any distributions are made to holders of common stock, and receive a pro rata share of any dividends declared for common stock based on the number of shares of common stock into which such preferred shares are then convertible.

      DISTRIBUTION TO STOCKHOLDER - In 1997, $710,158 of expenses related to the start-up of the Company were paid by Riverside. These costs were recognized by the Company and recorded as an equity contribution. In 1998, the costs incurred by Riverside prior to the incorporation of the Company were repaid to Riverside and recorded by the Company as a distribution to stockholder.

      CAPITAL CONTRIBUTION FROM STOCKHOLDER - During 1998, Riverside provided services to the Company, including technical, marketing, human resources, accounting, tax and executive management. Riverside also provided office space and a telephone system for home office operations, insurance, and various office supplies and equipment. These services were included, at cost, in the results of operations in the amount of $4,630,765 and as a capital contribution.

      CURRENT STOCK OPTION PLAN - Effective January 1, 1999, the Board of Directors approved the adoption of a stock option plan to be administered by a committee. Each option is exercisable in accordance with certain price and vesting restrictions. The committee shall, in any agreement, prescribe a vesting schedule that governs when the option becomes fully vested and exercisable. Unless the agreement prescribes a different schedule, the options shall be vested and exercisable as follows: one-third on or after the date that is one calendar year from the date the option was granted, two-thirds after two calendar years and 100% after three calendar years. During 1999, 926,100 options were granted at an exercise price of $1.00 per share, of which 5,250 of these options were forfeited during the year. Also during 1999, 8,000 options were granted at a price of $3.00 per share. As of December 1999, no options were vested or exercisable.

      The Company applies the provisions of APB No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan, since the exercise price of the Company's stock option grants was the estimated fair market value of the underlying stock on the date of the grant. Had compensation costs for the stock option plan been determined based on the fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss for 1999 would not have been significantly affected.

6.    COMMITMENTS AND CONTINGENCIES

      The Company shares executive offices with Riverside in leased office spaces. Riverside allocates rent based on square footage to the Company. In addition, the Company leases offices in various states, which expire in 2001. Future minimum commitments on operating leases at December 31, 1999, are as follows:

             Year ending:
                2000                          $ 118,007
                2001                             49,369
             Thereafter                              --
                                              ---------

             Total                            $ 167,376





7.    EMPLOYEE BENEFIT PLANS

      The Company has a deferred compensation plan for all of its eligible employees, which allows participants to defer up to 10% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. The Company matches up to a maximum of 3% of the compensation for employees contributing up to 6%. Employees are 100% vested in their contributions and vest in the Company's contribution over a period of seven years. The Company's contribution to the 401(k) plan was $19,958 for 1999.

8.    RELATED PARTIES

      For certain costs, including office space and overhead; business services, such as Internet connectivity telephone service; human resources; and accounting, the Company and Riverside have entered into a shared services agreement. This agreement allocates expenses to each company based on its proportioned usage. During 1999, the Company paid $313,886 for these services.

      The Company reimburses its share of actual costs incurred from its use of an airplane owned by an affiliate of the President and CEO of the Company. The amount of expenses reimbursed were $202,591 and $13,068 for 1999 and 1998, respectively.

      During 1999, the Company had interest expense on debt payable to Imagine in the amount of $121,732. The Company also paid interest in the amount of $57,408 to Riverside. Also during 1999, the Company paid commissions to Wickes, Inc., a company in which Riverside and Imagine own common stock totaling approximately 49%, in the amount of $43,062 from advertising revenue received on advertisements over the Company's website.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES - The carrying amounts of these items are a reasonable estimate of their fair value.

      NOTE PAYABLE - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for bank debt. The carrying amounts comprising this item are reasonable estimates of fair value.

      The fair value estimates are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders,
Riverside Group, Inc.:

Our report on the consolidated financial statements of Riverside Group, Inc. and subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 36 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                     PricewaterhouseCoopers LLP





Jacksonville, Florida
April 14,2000

                    Riverside Group, Inc. and Subsidiaries

                     Schedule II - Valuation and Qualifying
               Accounts for the Years Ended December 31, 1999 and
                                December 31, 1998

                             (dollars in thousands)





Col.A                         Col.B              Col.C                  Col.D             Col.E
                                                Additions
                            Balance at         Charged to                               Balance at
                            Beginning of       Costs and              Deduct-             End of
Description                  Period            Expenses               ions(2)             Period
-----------                  ------            -----------           -----------         -------

1999:

Allowance for
doubtful

accounts..........          $    337         $     295              $      39             $      3


1998:

Allowance for
doubtful
accounts..........          $  4,206          $       97             $   3,966             $    337




(1)      Net of reserved and collected amounts.
(2)      Allowance for doubtful accounts charged to restructuring reserve.

                                  SCHEDULE III
                       Riverside Group, Inc. (Parent Only)
                  Condensed Financial Information of Registrant
                                 Balance Sheets

                            (unaudited, in thousands)



                                                                                    December 31,

                                                                          1999                      1998
                                                                          ----                      ----

         ASSETS

Cash and cash equivalents                                              $      228                 $     367
Investment in real estate                                                   8,911                     9,242
Investment in Greenleaf Technologies Corp                                   1,253                        --
Investment in Wickes Inc.                                                  15,981                    12,726
Investment in Buildscape, Inc.                                               (947)                       --
Investment in subsidiaries                                                    (13)                    1,615
Other assets                                                                  280                       461
                                                                       ----------                ----------
     Total assets                                                      $   25,693                $   24,411
                                                                       ==========                ==========


         LIABILITIES & STOCKHOLDERS' EQUITY

Accrued expenses, income taxes and other
liabilities                                                            $    1,815                $    1,051
Debt and mortgage debt                                                     23,614                    21,249
                                                                       ----------                ----------
     Total liabilities                                                     25,429                    22,300


Common stockholders' equity:
Common stock, $.10 par value; 20,000,000
shares authorized, 4,767,123 and 5,278,123
issued and outstanding in 1999 and 1998                                       477                       529
Additional paid-in capital                                                 16,468                    16,838
Cumulative comprehensive income                                             1,253                        --
Retained earnings                                                         (17,934)                  (15,256)
                                                                       ----------                ----------
     Total stockholders' equity                                        $      264                     2,111

                  Total liabilities and stockholders'                  ----------                ----------
                     equity                                            $   25,693                $   24,411
                                                                       ==========                ==========




                                  Schedule III
                       Riverside Group, Inc. (Parent Only)
                  Condensed Financial Information of Registrant
                       Condensed Statements of Operations
                            (unaudited, in thousands)

                                                                         Years Ended December 31,

                                                                 1999              1998              1997
                                                                 ----              ----              ----

Net investment income                                         $     (375)       $     (581)       $      644
Other income                                                          41               546               625
Equity in net income of subsidiaries, net
   of income taxes                                                (1,579)           (6,648)           (1,733)
Equity in investment in Wickes Inc.                                2,095               172                --
                                                              ----------        ----------        ----------
         Total revenues                                              192            (6,511)             (464)


Other operating costs & expenses                                     405             1,028             2,639
Interest expense                                                   2,465             2,691             3,106
                                                              ----------        ----------        ----------
         Total expenses                                            2,870             3,719             5,745

                                                              ----------        ----------        ----------
    Loss before income tax benefit                                (2,678)          (10,230)           (6,209)

Income tax expense                                                    --             2,334                --

                                                              ----------        ----------        ----------
   Net loss                                                   $   (2,678)       $  (12,564)       $   (6,209)
                                                              ==========        ==========        ==========

                                                              ----------        ----------        ----------
Loss per share of common stock                                $    (0.52)       $    (2.41)       $    (1.19)
                                                              ==========        ==========        ==========

Weighted average number of common shares
  used in computing earnings per share                         5,128,131         5,213,186         5,193,970
                                                              ==========        ==========        ==========








                        MODIFICATION TO CREDIT AGREEMENT


         This Agreement is made as of the ____ day of March, 2000, by and between RIVERSIDE GROUP, INC., a Florida corporation (the "Company") and MITCHELL W. LEGLER, as agent for the Holders, as defined below (the "Agent").

                               Recitation of Facts

     A. The Company, the Agent and the Holders are parties to a Credit Agreement dated as of April 1, 1999 (the "Credit Agreement").

     B. The capitalized terms used herein shall have the meanings ascribed to them in the Credit Agreement unless other meanings are set forth herein.

     C. Section 4.3 of the Credit Agreement provides that, subject to certain conditions, the Agent will release the Greenleaf Shares from the Agent's security interest upon the sale of such shares provided that 50% of the net proceed of sale is applied to prepayment of the Notes.

     D. The Company has requested that it be permitted to apply up to 100% of the net sales proceeds of the Greenleaf Shares to the payment of accrued but unpaid interest due to the Holders on March 31, 2000 (the "March Interest Payment"). The Agent has agreed to such release upon the terms and conditions set forth below.

                                    Agreement

         In consideration of the release by the Agent of Greenleaf Shares as set forth herein and for other good and valuable consideration, the Company and the Agent agree as follows:

     1. Use of Proceeds. Notwithstanding the provisions of Section 4.3 of the Credit Agreement, the net proceeds from the sale of released Greenleaf Shares shall be applied as follows:

     (a) First, 100% of the net sales proceeds shall be applied to the March Interest Payment;

     (b) Second, 100% of the additional net sales proceeds shall be applied to reduce the principal balance of the Notes by the amount applied to the March Interest Payment under subparagraph (a);

     (c) Thereafter, net sales proceeds shall be applied as set forth, and subject to the conditions, in Section 4.3 of the Credit Agreement.

        (d) The Company agrees that, unless the Agent shall otherwise consent, it will sell Greenleaf Shares which are Collateral before selling or otherwise disposing of any such shares which are not Collateral until such time as prepayment of principal of the Notes has been made in an aggregate amount equal to the net sales proceeds previously applied to the March Interest Payment. Thereafter, the provisions of the last sentence of Section 4.3 of the Credit Agreement shall apply.

     2. Principal Reduction. The Company agrees to make a principal reduction of $550,000.00 on the Notes on or before April 30, 2000.

     3. Ratification. The Company hereby ratifies and confirms its obligations under the Credit Agreement and this Agreement and represents and warrants to the Agent that the Company has no defenses, offsets, counterclaim or claims in any way relating to the Credit Agreement or the Collateral Documents or in connection with any of the transactions described in the Credit Agreement.

     4. Default. Any default under this Agreement shall be an Event of Default under the Credit Agreement.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date above written.

                                           RIVERSIDE GROUP, INC.


                                          By  _________________________________

                                             Its_______________________________








                                            ___________________________________
                                            MITCHELL W. LEGLER, as agent for the
                                            Holders




                                        2




                                                                Exhibit 10.6
----------------------------------------------------------------------------

                                 AGREEMENT
                                 ---------

     THIS AGREEMENT is made and entered into as of __________, 2000, by and between Buildscape, Inc., a Florida corporation ("Buildscape"), and Wickes Inc., a Delaware corporation (the "Lumber Company")

                                WITNESSETH:
                                -----------

     WHEREAS, Buildscape is developing and operating an Internet based business intended to become a virtual community of building trades professionals, their customers, their suppliers and their service providers in the home construction and home improvement industry through its websites, buildscape.com and buildscapePRO.com (the "Site") and through other communications channels;

     WHEREAS, Buildscape desires to explore with the Lumber Company various business opportunities, including without limitation, the distribution of building materials directly from local lumberyards;

     WHEREAS, the Lumber Company is a leading full-line building materials and finishing products retailer;

     WHEREAS, the Lumber Company desires to develop a relationship whereby customers of the Lumber Company may use a uniquely branded version of the Site and the internet for, among other things, placing orders for building materials and products in designated geographic areas; and

     WHEREAS, Buildscape and the Lumber Company intend this Agreement, among other things, (i) to reflect their initial relationship and their respective roles in the Lumber Company Site through a pilot period and (ii) to be modified as described herein upon completion of the pilot period to reflect more fully the final terms of such relationship and roles.


     NOW, THEREFORE, as consideration for the promises and mutual covenants and agreements contained herein, the parties hereto hereby agree as follows.

     Section 1.  Definitions.
                 ------------

     As used herein, the following terms shall have the following meanings:

     "Affiliate"  shall mean, with respect to a party,  any  Person  that,
     -----------
directly or indirectly, Controls, or is Controlled by, or is under common Control with, such party.

     "Agreement"  shall mean this Agreement, together with  the  schedules
     -----------
attached hereto.

     "BOSS" shall have the meaning given to it in Subsection 2.1 hereof.
     ------

     "Buildscape" and "BuildscapePRO" shall have the meanings set forth in
     ------------     ---------------
the preamble hereto.

     "Buildscape Trademarks" shall mean those Trademarks owned or licensed
     -----------------------
and utilized or utilizable by Buildscape in the course of its business and identified in writing from time to time by Buildscape to the Lumber Company.

     "Confidential Information" means information regarding the  terms  of
     --------------------------
this Agreement and all trade secrets, know-how and nonpublic information that relates to research, development, trade secrets, know-how, inventions, source codes, technical data, software programming, concepts, designs, procedures, manufacturing, purchasing, accounting, engineering, marketing, merchandising, selling, business plans or strategies and other proprietary or confidential information.

     "Control" shall mean the possession, directly or indirectly,  of  the
     ---------
power to direct or cause the direction of the management and policies of a Person, whether by contract or through the ownership of voting securities, including the ownership of more than fifty percent (50%) of the equity, partnership or similar interest in such Person.

     "Customer Area" shall mean, with respect to the Lumber Company or  an
     ---------------
Other Lumberyard, the total geographical area served by the retail distribution facilities operated at the time of determination by the Lumber Company or such Other Lumberyard. For this purpose, a distribution facility shall be conclusively presumed to serve the area comprised within a 50-mile radius of such facility.

     "Derivative" means (i) any enhancement, improvement or modification or
     ------------
(ii) any "derivative work" (as such term is defined in the U.S. Copyright Act, as amended from time to time).

     "Initial Term" shall have the meaning set forth in Section 10 hereof.
     --------------

     "Internet" means the Internet or the World Wide Web (or any successor
     ----------
or  other  online  network including those using delivery over  television,
cable,   set   top   boxes,  intranets,  extranets  and  personal   digital
assistants).

     "Internet Lumber Operations" shall mean the sale over the Internet of
     ----------------------------
building materials and products which are the same as or competitive with Lumberyard Products or National Catalog.

     "IPR" means any copyright, Trademark, patent, trade secret, or  other
     -----
intellectual property or proprietary right of any kind (including applications therefor and, in the case of patents, any continuation or divisional patent applications claiming priority thereto), whether arising under the laws of the United States or any other nation, state or jurisdiction (including any foreign equivalents thereto).

     "Lumber  Company" shall have the meaning set forth  in  the  preamble
     -----------------
hereto.

     "Lumber  Company Customer Area" shall mean the Customer Area  of  the
     -------------------------------
Lumber Company.

     "Lumber Company Customer Data" shall have the meaning given to it  in
     ------------------------------
Subsection 7.1 hereof.

     "Lumber Company Customers" shall mean current customers of the Lumber
     --------------------------
Company  and customers registering on the Site and assigned to  the  Lumber
Company.

     "Lumber Company Site" shall have the meaning given to it in Subsection
     ---------------------
2.1  hereof; provided, however, that this term shall not be deemed to refer
             ------------------
to any non-commerce Internet site operated or utilized by the Lumber Company otherwise than in conjunction with Buildscape under this Agreement.

     "Lumber  Company  Trademarks" shall mean those  Trademarks  owned  or
     -----------------------------
licensed and utilized or utilizable by the Lumber Company in the course of its business and identified in writing from time to time by the Lumber Company to Buildscape.

     "Lumberyard Products" are products inventoried, sold and  shipped  by
     ---------------------
the Lumber Company.

     "National  Catalog  Products"  are  products  sold  and  shipped  by
     -----------------------------
Buildscape.

     "Offline Lumberyard"  shall mean any Person primarily engaged in  the
     --------------------
non-Internet sale of Lumberyard Products to building professionals or end users.

     "Other  Lumberyards" shall have the meaning given to it in Subsection
     --------------------
4.2 hereof.

     "Other Lumberyard Internet Agreement" shall have the meaning given to
     -------------------------------------
it in Subsection 4.2 hereof.

     "Person" shall mean any individual, corporation, partnership, limited
     --------
liability company, trust, association or other entity or organization, including any governmental or political subdivision or any agency or instrumentality thereof.

     "Pilot Period" shall mean the period beginning on the date hereof and
     --------------
ending on the earlier to occur of (i) the first anniversary of the date hereof, (ii) the date the Relationship Managers agree pursuant to Subsection 3.2 hereof that the Lumber Company Site is ready to be provided to additional markets or (iii) the date the parties agree to terminate this Agreement.

     "Relationship  Managers"  shall have  the  meaning  given  to  it  in
     ------------------------
Subsection 5.3 hereof.

     "Site" shall have the meaning set forth in the preamble hereto.
     ------

     "Third Party" shall mean any Person that is not a party hereto  or  a
     -------------
wholly owned Affiliate of a party hereto.

     "Trademark(s)" means all common law or registered trademarks,  logos,
     --------------
service marks, trade names, Internet domain names and trade dress rights and similar or related rights arising under any of the laws of the United States or any other country or jurisdiction, whether now existing or hereafter adopted or acquired.

     Section 2.  General.
                 --------

     2.1   General Agreements of the Parties.  Buildscape and  the  Lumber
           ----------------------------------
Company desire to explore the feasibility of developing and operating a uniquely branded version of the Site (the "Lumber Company Site") that will be the Lumber Company's primary direct Internet presence for Lumber Company Customers for the purposes of (i) attracting home building, remodeling, home improvement, decorating, home management, property management, restoration and light construction trade professionals and do-it-yourselfers to participate in the Site's on-line community and (ii) selling over the Internet National Catalog Products and Lumberyard Products. The parties contemplate that the features and functions of the Site would generally provide for:

[CERTAIN CONFIDENTIAL MATERIAL HAS BEEN OMITTED AND FILED SEPARATELY WITH THE S.E.C. PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT ]

     2.2    Collaboration.   Buildscape  and  the  Lumber  Company   will
            --------------
collaborate to develop the look, feel and functionality of the Lumber Company Site, subject to constraints imposed by Buildscape's design intentions, support requirements and technology architecture, making it accessible by current and potential Lumber Company Customers.

     2.3   Maintenance of the Lumber Company Site.  Once developed, it  is
           ---------------------------------------
contemplated that Buildscape would use reasonable best efforts to maintain the Lumber Company Site in order that availability, reliability, security and response time meet the then current generally accepted standards for business to business e-commerce sites on the World Wide Web.

     2.4  General Guidelines.  Buildscape and the Lumber Company currently
          -------------------
contemplate that the Site and the Lumber Company Site would be generally operated in accordance with the guidelines set forth on Schedule 1 hereto. The parties agree to use their reasonable best efforts to reach specific agreement on all aspects of the matters described on such schedule and to enter into an amendment to this Agreement reflecting such agreements on or prior to completion of the Pilot Period, subject to the terms of the termination provisions stated in Subsection 11.2 hereof.

     2.5  Technology Integration.  The integration of the Lumber Company's
          -----------------------
and Buildscape's information systems and the development of a highly integrated computer interface, including business rules and data formats for the purposes of conducting product transactions through the Lumber Company Site will generally take place in accordance with the mutually agreed terms that will be incorporated in the amendment to this Agreement contemplated by Subsection 2.4 hereof. Each party will pay its own costs associated with such technology integration. Each party will provide all necessary technical support on an on-going basis in order to maintain and enhance the technical interface contemplated hereby.

     Section 3.  Pilot Program and Deployment.
                 -----------------------------

     3.1   Pilot  Program.    The Lumber Company and Buildscape  agree  to
           ---------------
identify, within 30 days of the date hereof, a market from among those markets currently served by the Lumber Company to be used as the Pilot Market. Buildscape will use good faith efforts (i) to commence a limited pilot program in this market within 120 days of the date hereof, consisting of selected Lumber Company Customers and features of the Lumber Company Site and with the intent to deploy the Lumber Company Site in such a way as to gain a detailed understanding, among other things, of the needs of such customers, the relative attractiveness of various features of the Lumber Company Site to such customers, the economics of the relationships contemplated hereby, and the nature and extent of the interface and integration required for full functionality of the Lumber Company Site; and
(ii) to test, revise as necessary and make ready for deployment to all Lumber Company Customers in the test market all features of the Lumber Company Site within 210 days of the date hereof. It is currently contemplated that the limited pilot program will be commenced in February 2000 and completed in July 2000.

     3.2   Deployment.  After the Lumber Company Site has become fully
           -----------
operational and made available to all Lumber Company Customers in the test market area, and when the Relationship Managers agree the parties are ready to provide the Lumber Company Site to additional markets, a schedule will be established to identify the order in which the Lumber Company markets will be given access to the Lumber Company Site, and the responsibilities of each party to achieve that goal. This schedule will be incorporated in a written document signed by the parties and attached to, and made a part of, this Agreement as a schedule hereto. Prior to commencement of the activities contemplated on such schedule, the parties will enter into the amendment to this Agreement contemplated by Subsection 2.4 hereof

     3.3   Reasonable  Best Efforts. The parties agree  that  to  a  great
           -------------------------
extent, the complete development and implementation of currently planned features and functions of the Lumber Company Site, and full enhancement of the Site and the Lumber Company Site in the future, will require a close, working relationship and significant input and contribution from the Lumber Company of management efforts, capital expenditures, sales initiatives and the Lumber Company Customer Data. In this regard, the parties intend to use their reasonable best efforts to maximize the attractiveness, appeal and reputation of the Lumber Company Site.

     Section 4.  Relationships and Restrictions.
                 -------------------------------

     4.1   Lumber Company.  During the term of this Agreement, the  Lumber
           ---------------
Company shall not directly engage on its own behalf in Internet Lumber Operations, shall utilize the Lumber Company Site as its sole Internet presence for Internet Lumber Operations, and shall not promote any other Internet site for Internet Lumber Operations. The Lumber Company acknowledges and agrees that the development, construction, programming and hosting of the Lumber Company Site involves significant investment by Buildscape and is being undertaken in reliance upon the representation by the Lumber Company that it will maintain a continued economic relationship with Buildscape pending successful completion of the Pilot Market effort and substantially as set forth in this agreement. Nothing herein shall restrain the Lumber Company from selling products through, or providing related product support for, other third party Internet sites.

     4.2  Buildscape.  During the term of this Agreement, Buildscape agrees
          -----------
that Buildscape will use the Lumber Company exclusively for fulfilling local deliveries of Lumberyard Products in the Lumber Company Customer Area subject to the conditions set forth below. Nothing contained in this Agreement shall prohibit Buildscape from entering into and performing any agreement with other lumberyards for Internet Lumber Operations (an "Other Lumberyard Internet Agreement", and such lumberyards "Other Lumberyards") within the Lumber Company Customer Area; provided that (i) Buildscape will
                                         --------
use good faith efforts to select such Other Lumberyards so as to minimize the extent to which the Lumber Company and any Other Lumberyard would serve the same customer territories, while seeking to provide service to as much of the United States as possible, and (ii) Buildscape may not enter into an Other Lumberyard Internet Agreement with an Other Lumberyard whose Customer Area includes more than 20% of the Lumber Company Customer Area without obtaining the consent of the Lumber Company, which may be withheld in the

Lumber Company's sole discretion. Subject to the foregoing sentence, both parties acknowledge that some overlap of customer territories will occur between the Lumber Company and Other Lumberyards.

     4.3   Promotional Activities.  (a)  During the term of this Agreement,
           -----------------------
the Lumber Company will not promote the Internet Lumber Operations of any Person other than Buildscape.

        (b) Buildscape shall not display the Trademark of any Person primarily engaged in operations competitive to those conducted by the Lumber Company within the Lumber Company Site.

     4.4   Nature of Relationship.  The parties are independent contractors
           -----------------------
under this Agreement. Each party acknowledges and agrees that it is not and will not be during the term of this Agreement an employee or an agent of the other party. Nothing in this Agreement will be deemed to constitute, create, give effect to or otherwise recognize a joint venture, partnership, franchise or business entity of any kind. Nothing in this Agreement will be construed as providing for the sharing of profits or losses arising out of the efforts of the parties hereto.

     Section 5.  Relationship Modification Process.
                 ----------------------------------

     5.1  Intentionally Omitted.
          ----------------------

     5.2   Area Liaisons.  (a)  The parties shall each appoint liaisons  in
           --------------
each  of  the  following areas:  (i) information technology, (ii)  finance,
(iii) merchandising, (iv) distribution, (v) marketing, (vi) operations, and
(vii)  customer  recruiting  (the "Area Liaisons").   The  respective  Area
Liaisons shall be available to meet on an ad hoc basis to oversee and address issues, interpretations of this Agreement and business rules, complaints and expansion of the relationship contemplated by this Agreement. All of the Area Liaisons shall meet, either in person or by teleconference, at least once each calendar quarter to discuss opportunities, general strategies and goals of the parties with respect to the Site.

        (b) All recommended changes to the relationship contemplated hereby, after appropriate study and discussion, shall be forwarded in writing by the Area Liaisons to the Relationship Managers. In addition, any dispute not resolved by the Area Liaisons after appropriate discussion shall be referred to the Relationship Managers for resolution.

     5.3   Relationship Manager.  (a)  Each party shall appoint  a  senior
            ---------------------
executive officer to oversee and have overall responsibility for the administration of this Agreement and the business relationship contemplated by this Agreement (the "Relationship Manager"). The Relationship Managers shall meet, either in person or by telephone conference, as needed and in no event less than once each month.

        (b) The Relationship Managers shall consider proposed changes or modifications to the relationship contemplated hereby. All decisions of the Relationship Managers shall be reflected in a written amendment to either the process manual (to be mutually developed by the parties) or this Agreement, signed by the Relationship Managers. Any dispute not resolved by the Relationship Managers will be subject to the dispute resolution procedures set forth in Section 16 hereof.

     Section 6.  Compensation.
                  -------------

     The respective compensation of Buildscape and the Lumber Company hereunder is described on Schedule 2 hereto.
                          ----------

     Section 7.  Data; Reports and Records; Audit Procedures.
                 --------------------------------------------

     7.1  Historical Data Sharing.  The Lumber Company will, to the extent
          ------------------------
reasonably possible, develop and share with Buildscape the Lumber Company Customer account data and profiles, including but not limited to previous buying patterns, knowledge of their building activity, average number of projects, average project costs and other information ("Lumber Company Customer Data"), to aid in the initial development of customer profiles for the Lumber Company Site. The Lumber Company will share such the Lumber Company Customer account data and profiles on a market by market basis in preparation for, and reasonably in advance of, introducing new geographic markets to the Lumber Company Site.

     7.2   Data  Ownership.  The Lumber Company and  Buildscape  will,  as
           ----------------
between one and the other, own the Lumber Company Customer Data as follows:
(1) the Lumber Company will own all the Lumber Company Customer Data relating to the Lumber Company Customers who place their orders with the Lumber Company other than through the Lumber Company Site; (2) the Lumber Company and Buildscape will own jointly all the Lumber Company Customer Data relating to the Lumber Company Customers whose orders are placed through the Lumber Company Site; and (3) Buildscape will own all the Lumber Company Customer Data as it specifically relates to orders placed by the Lumber Company Customers through versions of the Site other than the Lumber Company Site.

     7.3   Reports.   Buildscape  shall  furnish  to  the  Lumber  Company
           --------
quarterly reports regarding Lumber Company Customers in such form and containing such information as to which the parties may reasonably agree. Buildscape shall keep true and complete records of all transactions and correspondence with Lumber Company Customers. Such records and all accounting records of Buildscape pertaining to the Lumber Company Customers hereunder may be examined by representatives of the Lumber Company, whether during or after the term of this Agreement, during normal business hours upon reasonable advance written notice and subject to the Buildscape's reasonable security and confidentiality provisions.,

     7.4  Audit Procedures.  (a)  The Lumber Company will be entitled, once
          -----------------
during any six-month period (except as provided below), to audit, at the Lumber Company's expense, Buildscape's records with respect to sales to the Lumber Company Customers through the Lumber Company Site to ensure that the fees paid to the Lumber Company pursuant to this Agreement are accurate. Buildscape will be entitled, once during any six-month period (except as provided below), to audit, at Buildscape's expense, the Lumber Company's records with respect to sales to the Lumber Company Customers through the Lumber Company Site to ensure that the fees paid to Buildscape pursuant to this Agreement are accurate. If a party discovers a Material Discrepancy, (i) then the party causing the audit will be reimbursed by the other party for all reasonable costs of the audit, including costs of any reimbursement to the other party, and (ii) such party will be entitled to conduct the audits contemplated by this Section 7.4 once during any three-month period until two consecutive audits have been conducted without the discovery of any Material Discrepancy. All amounts discovered in the audit and agreed to that are less or more than the contracted amount, will be paid to the appropriate party within five days of agreement as to the difference and will bear interest at a rate of one and one-half percent (1.5%) for each whole month after the payment was due, or such lesser amount necessary to comply with all applicable laws.

        (b) The audits contemplated by this Subsection 7.4 shall only be conducted upon reasonable advance written notice and subject to the other party's reasonable security and confidentiality provisions. The parties agree to cooperate with each other in these reviews, furnish the other with reasonably requested information in a timely manner, and provide the other with reasonably timely access to personnel during normal business hours for audit purposes at no charge; provided, however, that a party may charge the other for its reasonable costs for any technical resources or extraordinary personnel time required by the other and necessary for such audit or verification report.

        (c) A "Material Discrepancy" in fees paid to the Lumber Company or Buildscape will be deemed to occur if the total amount of fees due a party based on the audit report exceeds the amount of fees actually paid by the other party by five percent (5%) or more. If a party discovers a Material Discrepancy, after reviewing applicable supporting documentation, the parties will promptly attempt to agree on such analysis. If it is agreed a Material Discrepancy occurred, then the party causing the audit shall be reimbursed by the other party for all reasonable costs of the audit, including costs of any reimbursement to the other party for technical resources or extraordinary personnel time, as described in (a) and (b) above. In all other circumstances, the auditing party will bear the costs of audits performed by or at its direction. If the parties are unable to agree, the parties will follow the dispute resolutions found in Section 16 hereof.

        (d) Any amounts discovered in the audit that are less or more than the contracted amount, and that are not disputed, will be paid to the appropriate party within 5 days of agreement as to the difference.

     7.5    Confidentiality of Customer Data. Except as  provided  in  this
            ---------------------------------
Section 7, Buildscape will neither transmit nor disclose the Lumber Company Customer Data owned by the Lumber Company or jointly owned by Buildscape and the Lumber Company to any third party, including Other Lumberyards, or permit such data to be utilized in any manner by any Other Lumberyard. Buildscape may utilize the Lumber Company Customer Data owned by the Lumber Company or jointly owned by Buildscape and the Lumber Company for the purposes of marketing various products and services to the Lumber Company Customers, provided that such the Lumber Company Customer Data, to the extent that it particularly identifies a customer, is not disclosed to any third parties and such products and services are not being offered directly by Other Lumberyards to the Lumber Company customers. Additionally, Buildscape may use aggregate and statistical information and otherwise use the Lumber Company Customer Data for any purpose so long as such data does not identify the Lumber Company or a Lumber Company Customer. This Section 7 shall survive the termination of this Agreement.

     Section 8.  Trademark and Technology License.
                 ---------------------------------

     8.1  Buildscape Grant.  Buildscape hereby grants to the Lumber Company
          -----------------
and any of its wholly owned entities a non-exclusive, royalty-free, worldwide license in all jurisdictions in which Buildscape has any rights, to use, reproduce, distribute and display the Buildscape Trademarks as authorized in this Agreement, subject to mutual agreement of the parties hereto.

     8.2   Lumber  Company  Grant. The Lumber  Company  hereby  grants  to
           -----------------------
Buildscape  a  non-exclusive,  royalty-free,  worldwide  license   in   all
jurisdictions in which the Lumber Company has any rights, to use, reproduce, distribute and display the Lumber Company Trademarks as authorized in this Agreement, subject to mutual agreement of the parties hereto.

     8.3   Quality  Control. Each party will have the  right  to  exercise
           -----------------
quality control over the use of its Trademarks by the other party to the degree necessary, in the sole opinion of the owner of such Trademarks, to maintain the validity and enforceability of such Trademarks and to protect the goodwill associated therewith. Each party will, in its use of the other's Trademarks, adhere to a level of quality at least as high as that used by such party in connection with its use of its own Trademarks. If the owner of a Trademark, in its reasonable opinion, finds that use of such Trademark by the other party materially threatens the goodwill of such Trademark, the user of such Trademark will, upon notice from the owner, immediately, and no later than ten (10) days after receipt of such owner's notice, take all measures reasonably necessary to correct the deviation(s) or misrepresentation(s) in, or misuse of, the applicable Trademark.

     8.4   Use.    Each  party  shall use the  other's  Trademarks  in
           ----
accordance with sound trademark and trade name usage principles and in compliance with all applicable laws and regulations of the United States (including all laws and regulations relating to the maintenance of the validity and enforceability of such Trademarks) and will not use the Trademarks in any manner that might tarnish, disparage, or reflect adversely on the Trademarks or the owner of such Trademarks. Each party shall use, in connection with the other's Trademarks, all legends, notices and markings required by law. No party may materially alter the appearance of another's Trademarks in any advertising, marketing, distribution, or sales materials, or any other publicly distributed materials without the prior written consent of the other party.

     8.5   Lumber  Company IPR License.  Lumber Company  hereby  grants  to
           ----------------------------
Buildscape, to the extent it is permitted to do so under applicable law and agreements, if any, pursuant to which the Lumber Company has acquired such content, a non-exclusive, non-sublicenseable, royalty-free, worldwide license to reproduce, distribute, publicly perform, publicly display and digitally perform and prepare Derivative works of all Content in conjunction with the Site or the Lumber Company Site where such Content:
(i)  has been included   at any time in the Site or Lumber Company Site  or
(ii) has been included in any IPR subject to Joint IPR Rights. As used herein "Content" means all text, pictures, sound, graphics, video and other data supplied by Lumber Company to Buildscape pursuant to this Agreement), as such Content may be modified from time to time.

     Section 9.  Intellectual Property.
                 ----------------------

     9.1   Preexisting Property. All IPR owned by a party prior to the date
           ---------------------
of this Agreement will remain the sole property of such party.

     9.2   Developed Property.  (a)  All IPR created solely by  one  party
           -------------------
(the "Sole IP Rights") in connection with its activities under this Agreement will be owned by such party.

        (b) All IPR created jointly by both parties (the "Joint IP Rights") in connection with their activities under this Agreement will be jointly owned by both parties and each party will be free to exploit such Joint IP Rights without accounting to the other, provided, however, that all
                                             -------------------
modifications, enhancements, revisions, Derivative works or other changes (collectively "Changes") made solely by either party to any IPR that originally was subject to Joint IP Rights shall be subject only to Sole IP Rights and the other party shall have no rights to such Changes under this Agreement or otherwise.

        (c) Notwithstanding Subsections 9.1 and 9.2 hereof, in the event that Buildscape develops, solely or jointly, any modifications, improvements or enhancements to the Site and/or the Lumber Company Site, including all
computer   hardware   and   software  interface  technology   and   related
specifications which enable the Site and/or the Lumber Company Site to interface or communicate with the Lumber Company's information systems, and any training materials related to the Site and/or the Lumber Company Site ("Site Improvements"), all IPR in and to such Site Improvements shall be owned solely by Buildscape and considered Buildscape's Sole IP Rights, and the Lumber Company hereby assigns all right, title and interest it may have in such IPR to Buildscape. The Lumber Company will provide Buildscape with all reasonable assistance to perfect and otherwise enforce Buildscape's rights in the Site Improvements.

     9.3   Protection  of Joint IP Rights.  The parties will  cooperate  in
           -------------------------------
developing a strategy for identifying and protecting, prosecuting and maintaining the Joint IP Rights, including registering or applying for patent, utility model or copyright rights ("Filings") to protect or perfect rights in and to such Joint IP Rights. All costs incurred by the parties directly in connection with the making and prosecution of such Filings and maintenance of Joint IP Rights will be borne equally by the parties. Each party will cooperate and supply any information that is reasonably necessary to assist the other in the preparation, filing and prosecution of documentation necessary to protect the Joint IP Rights. Such cooperation will include the execution of any and all documentation necessary to properly complete any Filing. In the event that either party declines to protect any specific Joint IP Right, then the other party may, in its sole discretion, take whatever action it deems appropriate at its sole cost and expense, including making such Filings as it deems appropriate, to protect any aspect of the Joint IP Rights in the name of such party as sole owner of such Joint IP Rights.

     All other Joint IP Rights, and especially those in the nature of trade secrets, will be identified specifically by the parties and appropriate measures adopted to safeguard the value thereof. The parties may issue instructions to guide the handling of all Joint IP Rights constituting trade secrets which will be reasonable under the circumstances. In any event, each party will be obliged to treat these Joint IP Rights in accordance with the same degree of care such party uses to protect its own trade secrets, but in any event not less than a reasonable degree of care.

     9.4   Enforcement of Rights in Joint Intellectual Property.  (a)   If
           -----------------------------------------------------
either party believes that any Joint IP Right is being infringed or is being misused by a third party, such party will promptly notify the other party of such infringement or misuse. If, within sixty (60) days from the date such notice is received, the parties agree that action is warranted, the parties will cooperate in the filing and maintenance of a claim, demand, investigation, suit or other proceeding (an "Action"), as appropriate, regarding such infringement or misuse. Each of the parties will bear its own internal costs and expenses in connection with the filing and prosecution of such Action, and out-of-pocket fees and expenses will be borne equally by the parties. All damages, profits, awards and royalties obtained by the parties in connection with such Action will be shared equally.

        (b) If either party declines to participate in, or the parties are unable to agree on, the filing or prosecution or an Action relating to any Joint IP Right within such sixty (60) day period, then the other party (the "Participating Party") may proceed in its sole discretion and at its sole expense to file and prosecute such Action for infringement or misuse in its own name or, if required by law, jointly with the other party and in such event the Participating Party is hereby authorized to take action in the name of the other party as well; provided however, that if the Participating Party takes action in the name of the other party, the Participating Party will indemnify and hold the other party harmless from and against any and all monetary damages, fines, fees, penalties, obligations, deficiencies, losses and out-of-pocket expenses that the other party incurs or is subject to directly as a result of such Action. The Participating Party will receive for its sole benefit any damages, profits, awards and royalties recoverable for such infringement or misuse as the result of such Action.

        (c) If both parties initially agree to mutually prosecute any Action relating to any Joint IP Right, either party may elect at any time to settle or withdraw for any reason from the prosecution of such Action; provided, however, the settling party will not as part of any settlement
grant  a  license in the Joint IP Right which renders the Action moot.   In
such circumstance, the withdrawing or settling party, as the case may be, will bear one-half (1/2) of the total out-of-pocket fees and expenses incurred in pursuing such Action up to the time of withdrawal or settlement. Going forward, the continuing party will bear all of the fees and expenses incurred for such Action and may proceed in its sole discretion to prosecute, settle (including licenses granted in connection
therewith)  or  discontinue  prosecution  of  such  Action.   Any  damages,
profits, awards and royalties recovered or to be recovered for such Action will be apportioned between the parties in direct proportion to the ratio of each party's out-of-pocket fees and expenses compared to the total out-of-pocket fees and expenses of both parties and taking into account any benefits recovered by the non-continuing party as the result of any settlement.

     Section 10.  Term of Agreement.
                  ------------------

     This Agreement will be effective from the date of this Agreement and shall continue for a period ending on the fourth anniversary of the date hereof (the "Initial Term") and shall automatically be extended and renewed for subsequent consecutive renewal terms of one calendar year each unless this Agreement is terminated pursuant to Section 11 hereof.

     Section 11.  Termination.
                  ------------

     11.1   On  Expiration.  Upon not less than ninety  (90)  days'  prior
            ---------------
notice to the other party, either the Lumber Company or Buildscape may terminate this Agreement effective on expiration of the Initial Term or any renewal term.

     11.2  Pilot Period.  By notice given to the other party within 30 days
           -------------
after completion of the Pilot Period, either the Lumber Company or Buildscape may terminate this Agreement effective on the date set forth in such notice, which shall be at least 30 days and no more than 60 days after the date such notice is given.

     11.3  Bankruptcy, etc.  Effective immediately upon notice to the other
           ----------------
party, either the Lumber Company or Buildscape may terminate this Agreement, without penalty, upon the receivership or bankruptcy of the other party.

     11.4   Breach.  Upon any material breach of the provisions hereof  by
            -------
Buildscape or the Lumber Company, the Lumber Company or Buildscape, respectively, may upon notice to the other party giving the reasons therefor and indicating that the other party has 30 days within which to remedy the breach terminate this Agreement upon expiration of such 30-day period; provided, that if such breach is remedied within such period, this
        ---------
Agreement will remain in full force and effect as though no breach had occurred.

     11.5   Violation  of Law.  Either party, in its sole discretion,  may
            ------------------
terminate at any time this Agreement immediately upon notice to the other in the event it is conclusively and non-appealably determined by a court or administrative agency with jurisdiction in the matter, that either this Agreement or the conduct of the other party pursuant hereto violates, in any respect that would have a materially adverse effect on such party or the relationship contemplated hereby, any applicable federal, state, or local law.

     11.6  Continuation of Obligations.  Notwithstanding the termination of
           ----------------------------
this Agreement, the obligations and provisions contained in Sections 7, 9, and 11 through 18 hereof shall survive and shall continue in full force and effect after any such termination.

     11.7   Effect  on Licenses.  Upon termination of this  Agreement  all
            --------------------
licenses granted pursuant to this Agreement shall terminate.

     11.8   Site  Software.   In  the event this Agreement  is  terminated
            ---------------
pursuant to Subsection 11.1 hereof or by the Lumber Company pursuant to Subsection 11.4, then Buildscape will grant the Lumber Company a license to use the computer software ("Site Software") owned by Buildscape, or if not owned by Buildscape to the extent Buildscape is permitted to grant such license without cost, and required for the operation of the Lumber Company Site, to enable the Lumber Company to operate and maintain the Lumber

Company  Site for a transition period of up to 120 days. The Lumber Company
                                               ---
shall prior to commencement of such license agree to pay Buildscape a reasonable fee (which shall not be less than any prevailing fee charged by Buildscape at the time to Third Parties for similar licenses). The Lumber Company may not use the Site Software for any other purpose (including, creating versions of the Site for any Third Party) other than operation of the Lumber Company Site. The Lumber Company acknowledges that the Site Software may not constitute all software required to operate and maintain the Lumber Company Site, and the Lumber Company will be required to obtain the rights to use any other required software from the owner thereof.

     Section 12.  Representations and Warranties.
                  -------------------------------

     12.1 Representations and Warranties of Buildscape.  Buildscape hereby
          ---------------------------------------------
represents and warrants to the Lumber Company as follows:

                    (i)   Authorization.  All corporate action on the  part
                          --------------
     of Buildscape, its officers, directors and stockholders necessary for the authorization, execution and delivery of this Agreement, and the performance of all obligations of Buildscape hereunder has been taken, and this Agreement, when executed and delivered by Buildscape, will constitutes valid and legally binding obligation of Buildscape, enforceable against Buildscape in accordance with its terms.

                    (ii)    Intellectual  Property.   Buildscape  owns   or
                            -----------------------
     possesses sufficient legal rights to all IPR necessary for its business as now conducted without any conflict with, or infringement of, the rights of others. Buildscape has not received any written communications alleging that any Buildscape IPR have violated or would violate any of the IPR of any Third Party. Buildscape is not aware that any of its employees is obligated under any contract or other agreement, or subject to any judgment, decree or order of any court or administrative agency, that would interfere with such employee's ability to promote the interests of Buildscape or that would conflict with Buildscape's business. Neither the execution, delivery or performance of this Agreement, nor the carrying on of Buildscape's business as now conducted by the employees of Buildscape, will conflict with or result in a breach of the terms, conditions, or provisions of, or constitute a default under, any contract, covenant or instrument under which any such employee is now obligated.

                    (iii)    Compliance   with  Other   Instruments.    The
                             ---------------------------------------
     execution, delivery and performance of this Agreement will not result in any violation of or conflict with or constitute, with or without the passage of time and giving of notice, a default under any provision of Buildscape's charter or bylaws or any instrument, judgment, order, writ, decree or contract to which Buildscape is a party or by which Buildscape is bound, or any provision of any federal or state statute, rule or regulation applicable to Buildscape, the effect of which would have a material adverse effect on the ability of Buildscape to perform its obligations under this Agreement or result in the creation of any lien, charge or encumbrance upon any asset of Buildscape.

                    (iv) EXCEPT AS EXPRESSLY SET FORTH HEREIN, BUILDSCAPE MAKES NO REPRESENTATIONS OR WARRANTIES OF ANY KIND WHATSOEVER, DIRECTLY OR INDIRECTLY, EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, WITH RESPECT TO ANY GOODS OR SERVICES TO BE PROVIDED UNDER THIS AGREEMENT.

     12.2   Representations  and Warranties of the  Lumber  Company.   The
            --------------------------------------------------------
Lumber Company hereby represents and warrants to Buildscape as follows:

                    (i)   Authorization.  All corporate action on the  part
                          --------------
     of the Lumber Company, its officers, directors and stockholders necessary for the authorization, execution and delivery of this Agreement, and the performance of all obligations of the Lumber Company thereunder has been taken, and this Agreement, when executed and delivered by the Lumber Company, will constitute valid and legally binding obligation of the Lumber Company, enforceable against the Lumber Company in accordance with its terms.

                    (ii)   Intellectual Property.  The Lumber Company  owns
                           ----------------------
     or possesses sufficient legal rights to all IPR necessary for its business as now conducted without any conflict with, or infringement of, the rights of others. The Lumber Company has not received any written communications alleging that any the Lumber Company IPR have violated or would violate any of the IPR of any Third Party. The Lumber Company is not aware that any of its employees is obligated under any contract or other agreement, or subject to any judgment, decree or order of any court or administrative agency, that would interfere with such employee's ability to promote the interests of the Lumber Company or that would conflict with the Lumber Company's business. Neither the execution, delivery or performance of this Agreement, nor the carrying on of the Lumber Company's business as now conducted by the employees of the Lumber Company, will conflict with or result in a breach of the terms, conditions, or provisions of, or constitute a default under, any contract, covenant or instrument under which any such employee is now obligated.

                    (iii)    Compliance   With  Other   Instruments.    The
                             ---------------------------------------
     execution, delivery and performance of this Agreement will not result in any violation of or be in conflict with or constitute, with or without the passage of time and giving of notice, a default under any provision of the Lumber Company's, charter or bylaws or any instrument, judgment, order, writ, decree or contract to which the Lumber Company is a party or by which the Lumber Company is bound, or any provision of any federal or state statute, rule or regulation applicable to the Lumber Company, the effect of which would have a material adverse effect on the ability of the Lumber Company to perform its obligations under this Agreement or result in the creation of any lien, charge or encumbrance upon any asset of the Lumber Company.

                    (iv) EXCEPT AS EXPRESSLY SET FORTH HEREIN, THE LUMBER COMPANY MAKES NO REPRESENTATIONS OR WARRANTIES OF ANY KIND WHATSOEVER, DIRECTLY OR INDIRECTLY, EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, WITH RESPECT TO ANY GOODS OR SERVICES TO BE PROVIDED UNDER THIS AGREEMENT.

     Section 13.  Indemnification.
                  ----------------

     13.1   Indemnification.  The Lumber Company and Buildscape each  shall
            ----------------
indemnify the other, its Affiliates and its officers, directors, employees, representatives, shareholders, successors, assigns, and agents (the "Indemnified Parties") against, and hold all of them harmless from any and all debts, claims, deficiencies, actions, proceedings, demands, assessments, orders, writs, decrees, liabilities, suits, costs, judgments, penalties, obligations, losses, damages and other expenses (including reasonable attorneys' and accounting fees) (collectively, "Damages") of any nature and of any kind whatsoever which may be made against or incurred by any of them resulting from a Third Party claim ("Third Party Claim") resulting from or arising out of or in any way connected with (i) any breach by the other party of any representation, warranty, agreement or covenant made by such other party in this Agreement or (ii) any sales effected by such party on or through the Site or the Lumber Company Site to the extent that such Damages do not result from the action or inaction of an Indemnified Party.

     13.2   Operation of Indemnity.  Upon the occurrence of any  event  for
            -----------------------
which any party is entitled to indemnification under this Agreement, such party ("Indemnified Party") shall promptly notify the other party ("Indemnitor") of the type of Damages and the amount of such Damages. No failure of an Indemnified Party to promptly notify an Indemnitor shall relieve the Indemnitor from any obligation to indemnify the Indemnified Party unless and to the extent the Indemnitor is actually prejudiced by such delay in notification. Within 10 days of delivery of such notice, Indemnitor shall either pay to the Indemnified Party, by certified or official bank check, the full amount of such Damages or provide a certificate from a responsible officer setting forth in reasonable detail the reasons why Indemnitor does not believe that the claim constitutes Damages under this Agreement. The Indemnified Party shall have the right to offset the amount of any Damages for which it reasonably believes it is entitled to indemnification against all amounts which Indemnified Party may at any time owe to Indemnitor.

     13.3  Claims by Third Party.  Subject to the provisions of Section  14
           ----------------------
hereof, if a Third Party Claim is made or proceeding is commenced against an Indemnified Party, such Indemnified Party will promptly notify the Indemnitor in writing. No failure of an Indemnified Party to so notify the Indemnitor shall relieve the Indemnitor from the obligation to indemnify the Indemnified Party unless and to the extent the Indemnitor is actually prejudiced by such failure. Such Indemnified Party will accord the Indemnitor the opportunity to assume entire control for the defense, compromise or settlement of any such Third Party Claim through its own counsel and at its own expense; provided that no such compromise or settlement shall include any non-monetary terms and conditions applicable to such Indemnified Party without the consent of the Indemnified Party; and provided further, that the Indemnified Party may retain its own counsel at its own expense (the Indemnitor shall only be liable for the cost of one such counsel for all Indemnified Parties) if the Indemnitor, within thirty
(30) days (or such shorter period required to file a responsive pleading) after notice of any Third Party Claim, fails to assume the defense of such Third Party Claim. If the Indemnitor Party does not assume entire control of the defense, compromise or settlement of such Third Party Claim, the Indemnified Party may compromise or settle any such Third Party Claim. Buildscape and the Lumber Company each agrees to cooperate fully with respect to the defense of any Third Party Claim.

     Section 14.  Infringement Claims.
                  --------------------

     14.1  Lumber Company.  The Lumber Company reserves, and shall continue
           ---------------
to have, any and all rights to commence, prosecute, compromise and settle any claim, action or proceeding for infringement, unfair competition, unauthorized use, misappropriation or violation of any of the Lumber Company IPR by any Third Party or any claim, action or proceeding to defend any of the Lumber Company IPR (collectively, the "Lumber Company IPR Claims"). The Lumber Company may commence, prosecute, compromise, defend or settle any such the Lumber Company IPR Claims, in its sole discretion, but shall not have any obligation to do so. The Lumber Company shall notify Buildscape of any Lumber Company IPR Claims related to the Site or the Lumber Company Site and shall keep Buildscape reasonably informed regarding the status of any such Lumber Company IPR Claim and notify Buildscape if the Lumber Company elects to discontinue further prosecution or defense of the same.

     14.2   Buildscape.  Buildscape reserves, and shall continue to  have,
            -----------
any and all rights to commence, prosecute, compromise and settle any claim, action or proceeding for infringement, unfair competition, unauthorized use, misappropriation or violation of any of the Buildscape IPR by any Third Party or any action or proceeding to defend any of the Buildscape IPR (collectively, the "Buildscape IPR Claims"). Buildscape may commence, prosecute, compromise, defend or settle any such Buildscape IPR Claims in its sole discretion, but shall not have any obligation to do so. Buildscape shall notify the Lumber Company of any Buildscape IPR Claims related to the Site or the Lumber Company Site and shall keep the Lumber Company reasonably informed regarding the status of any such Buildscape IPR Claim and notify the Lumber Company if Buildscape elects to discontinue further prosecution or defense of the same.

     Section 15.  Additional Obligations of the Parties.
                  --------------------------------------

     15.1   Nondisclosure.   (a)   A  party  receiving  any  Confidential
            --------------
Information (the "Receiving Party") of the other party (the "Disclosing Party") shall exercise a reasonable degree of care, but in no event less than the same degree of care that it uses to protect its own confidential information of a like nature, to keep confidential and not disclose such Confidential Information. Without limiting the generality of the foregoing, the Receiving Party shall disclose the Confidential Information of the other party only to those of its employees and contractors (i) who have a reasonable need to know the Confidential Information in order for the
Receiving Party to perform under this Agreement, and (ii) who are contractually obligated to comply with the disclosure and usage restrictions set forth in this Agreement provided that Confidential
                                               --------------
Information may only be disclosed to such contractors after the Receiving Party provides not less than ten days (10) notice to the Disclosing Party of its intent to do so and the Disclosing Party does not object thereto, any such objection not to be made unreasonably. Such notice must specifically identify the contractor and the purpose of the disclosure by the Receiving Party. In addition, each party may, without the prior written consent of the other party disclose the existence and terms of this Agreement to potential sources of financing who are contractually obligated to maintain the confidentiality of such information.

        (b) The obligations set forth for release by the Receiving Party in
(a) above shall not apply to any Confidential Information to the extent it:
(i)  is  approved  by prior written authorization of the Disclosing  Party;
(ii) is disclosed in order to comply with a judicial order issued by a court of competent jurisdiction, in which event the Receiving Party shall give prior written notice to the Disclosing Party of such disclosure as soon as practicable and shall cooperate with the Disclosing Party in using all reasonable efforts to obtain an appropriate protective order or equivalent, provided that the information shall continue to be Confidential Information to the extent it is covered by such protective order or equivalent; (iii) becomes generally available to the public through any means other than a breach by the Receiving Party of its obligations under this Agreement; (iv) was in the possession of the Receiving Party without obligation of confidentiality prior to receipt or disclosure under this Agreement as evidenced by written records made prior to such receipt or disclosure; (v) is developed independently by the Receiving Party without the use of or benefit from any of the Confidential Information of the other party or without breach of this Agreement, as evidenced by written records of the Receiving Party in existence as of disclosure by the Disclosing Party; or (vi) is required to be disclosed by any national securities exchange, by government rule or regulation (e.g., in connection with a securities filing) or by any other provisions of applicable law, provided that the Receiving Party gives the Disclosing Party advance written notice (to the extent practicable) of the disclosure and cooperates with the Disclosing party in any reasonable attempt to limit the scope of the required disclosure. In any dispute over whether information is Confidential Information under this Agreement, it will be the burden of the Receiving Party to show that such contested information falls within the exceptions set forth in this paragraph.

     15.2  No Contest of the Lumber Company IPR.  Buildscape shall  not
           -------------------------------------
contest or otherwise challenge (in any legal action or otherwise), or assist or encourage any other Person to contest or challenge, the validity of any the Lumber Company IPR; provided that the foregoing shall not preclude Buildscape from claiming that the IPR in question is Buildscape IPR.

     15.3   No  Contest  of Buildscape IPR.  The Lumber Company  shall  not
            -------------------------------
contest or otherwise challenge (e.g., in any legal action or otherwise), or assist or encourage any other Person to contest or challenge, the validity of any Buildscape IPR; provided that the foregoing shall not preclude the Lumber Company from claiming that the IPR in question is the Lumber Company IPR.

     15.4   Use  of  IPR.   Except  as expressly  set  forth  herein,  this
            -------------
Agreement shall not be construed as granting any rights whatsoever to any party with respect to the IPR of the other Party, and neither Party shall claim any such rights to IPR of the other Party.

     Section 16.  Resolution of Disputes.
                  -----------------------

     16.1   General.   If  any  dispute relating to this  Agreement  arises
            --------
between the parties, other than a dispute as to rights to IPR, that is not otherwise resolved, then each party shall follow the dispute resolution procedures set forth in this Section 16 unless otherwise agreed in writing by the parties at the time the dispute arises.

     16.2  Initiation of Procedures.  If a party seeks to initiate  the
           -------------------------
procedures under this Section 16, such party will give written notice thereof to the other party. Such notice will (a) state that it is a notice initiating the procedures under this section, (b) describe briefly the nature of the dispute and the initiating party's claim or position in connection with the dispute, and (c) identify an individual with authority to settle the dispute on such party's behalf. Within ten (10) days after receipt of any notice under this Subsection 16.2, the receiving party will give the initiating party written notice that describes briefly the receiving party's claims and positions in connection with the dispute and identifies an individual with the authority to settle the dispute on behalf of the receiving party.

     16.3    Pre-Arbitration  Discussion.  The  parties  will   cause   the
             ----------------------------
individuals identified in their respective notices under Subsection 16.2 hereof to promptly make such investigation of the dispute as such individuals deem appropriate. Promptly and in no event later than ten (10) days after the date of the initiating party's notice under Subsection 16.2 hereof, such individuals will commence discussions concerning resolution of the dispute. If the dispute has not been resolved within 30 days after commencement of such discussions, then any party may request that the other party make its chief executive officer available to discuss resolution of such dispute. Each party will cause its chief executive officer to meet together with the other party's chief executive officer to discuss such dispute at a mutually agreed upon time within 15 days after a party makes such request. If the dispute has not been resolved within 15 days after the chief executive officers of the parties have first met, then the parties shall enter into mediation with a mutually agreed upon mediator or mediation firm. If the mediator is unable to resolve the dispute within 15 days following the commencement of mediation or the parties are unable to agree on a mediator, any party may submit the dispute to arbitration in accordance with Subsection 16.4 hereof.

     16.4.   Dispute  Resolution; Arbitration.  (a)  If any  dispute  under
             ---------------------------------
this Agreement arises and the parties are unable to resolve such dispute in accordance with Subsections 16.1, 16.2 and 16.3 hereof, the unresolved matter shall be resolved by binding arbitration if a party requests arbitration in accordance with this Subsection 16.4 hereof. The place of arbitration shall be in Jacksonville, Florida. Arbitration shall be conducted under the auspices of the American Arbitration Association ("AAA"). Except as otherwise provided in this Subsection 16.4, the Rules of the AAA shall govern all proceedings; and in the case of conflict between the AAA Rules and this Agreement, the provisions of this Agreement shall govern.

        (b) Any party may initiate arbitration by making a demand on the other parties in accordance with the AAA Rules. The dispute or controversy shall be submitted to a panel of three neutral arbitrators, all of whom shall be selected from the list of neutrals maintained by the AAA, as existing at the time arbitration is invoked, one of whom shall be selection by Buildscape, one of whom shall be selected by the Lumber Company, and the third of whom shall be selected by joint agreement of the arbitrators selected by Buildscape and the Lumber Company.

        (c) The parties shall have the right of discovery in accordance with the Federal Rules of Civil Procedure and shall make the disclosures required by Rule 26(a) thereof, except that discovery may commence immediately upon the service of the demand for arbitration. A party's unreasonable refusal to cooperate in discovery shall be deemed to be refusal to proceed with arbitration and, until AAA has designated all three arbitrators, the parties may enforce their rights (including the right of discovery) in the courts. Such enforcement in the courts shall not constitute a waiver of a party's right to arbitration. Upon appointment of all three arbitrators, the arbitrators shall have the power to enforce the parties' discovery rights.

       (d) The parties shall be bound by the decision of the arbitrators and accept their decision as the final determination of the matter in dispute, except as provided under Florida law permitting the appeal of arbitration results on grounds of bias or misbehavior on the part of an arbitrator. Under no circumstances, other than an appeal under Florida law based on allegations of bias or misbehavior on the part of an arbitrator, shall
either  party  appeal  or contest  the decision of  the  arbitrators.   The
prevailing  party shall be entitled to enter a judgment in any  court  upon
any   arbitration  award  made  pursuant  to  this  Subsection  16.4.   The
arbitrators shall award the costs and expenses of the arbitration, including reasonable attorneys' fees, disbursements, arbitration expenses, arbitrators' fees and the administrative fee of the AAA, to the prevailing party as shall be determined by the arbitrators.

     16.5   Exclusive Remedy.  The procedures set forth in this Section  16
            -----------------
shall be the parties' sole remedy for resolving disputes, other than disputes as to rights to IPR and disputes for which arbitration in accordance with Section 16.4 hereof is not requested, under the Agreement. The provisions of this Section 16 shall not apply to disputes as to rights to IPR or as to which arbitration is not requested.

     Section 17.  Damages
                  -------

     17.1  Direct  Damages.   OTHER THAN EACH PARTY'S  PAYMENT  OBLIGATIONS
           ----------------
UNDER  SECTION 6 HEREOF, AND EACH PARTY'S INDEMNIFICATION OBLIGATIONS UNDER
SECTION 16 HEREOF, IN NO EVENT SHALL A PARTY'S CUMULATIVE LIABILITY TO THE OTHER ARISING OUT OF OR RELATED TO THIS AGREEMENT, WHETHER BASED IN CONTRACT, NEGLIGENCE, STRICT LIABILITY, TORT OR OTHER LEGAL OR EQUITABLE THEORY, EXCEED THE GREATER OF (I) $100,000 OR (II) THE AMOUNTS RECEIVED BY SUCH PARTY FROM THE OTHER UNDER THIS AGREEMENT.

     17.2  Consequential Damages.  In no event will either party have  any
           ----------------------
liability, whether based in contract, tort (including negligence), warranty or other legal or equitable grounds, for any loss of interest, profit or revenue by the other party or for any consequential, indirect, incidental, special, punitive or exemplary damages suffered by the other party, arising from or related to this Agreement, even if such party has been advised of the possibility of such losses or damages.

     Section 18.  Miscellaneous.
                  --------------

     18.1  Insurance.  Each party shall maintain at all times and at its
           ----------
own expense insurance in such amounts, and with such coverage and terms, as are commercially reasonable in light of the business conducted by such party.

     18.2   Assignment;  Sale of Assets or Capital Stock.   This  Agreement
            ---------------------------------------------
shall be binding upon and inure to the benefit of the parties hereto, and the legal representatives, successors in interest and permitted assigns, respectively, of each such party. This Agreement shall not be assigned in whole or in part by any party without the prior written consent of the other party.

     18.3  Notices.  All notices, requests, demands, applications, services
           --------
of process, and other communications that are required to be or may be given under this Agreement shall be in writing and shall be deemed to have been duly given if sent by telecopy or facsimile transmission, or delivered by courier or overnight delivery service, first class mail, postage prepaid, return receipt requested, to the parties to this Agreement at the following addresses:


     If to Buildscape:             Buildscape, Inc.
                              7800 Belfort Parkway
                              Jacksonville, Florida 32256
                              FAX:  904-296-0584
                              Attention: President

     If to the Lumber Company:     Wickes Inc.
                              706 North Deerpath Drive
                              Vernon Hills, Illinois  60061
                              FAX:  367-847-3750
                              Attention:  President


or to such other address as the party shall have furnished to the other party by notice given in accordance with this Subsection 18.3. Such notice shall be effective (a) if delivered in person or by courier or overnight delivery service, upon actual receipt by the intended recipient, or (b) if sent by telecopy or facsimile transmission, on the date of transmission unless transmitted after normal business hours, in which case on the following date, or (c) if mailed, upon the date of first attempted delivery.

     18.4  Waiver.  No provision of this Agreement shall be deemed to be
           -------
waived and no breach excused unless such waiver or consent shall be in writing and signed by the party that is claimed to have waived or consented. The failure of a party at any time, or from time to time, to require performance by the other party of any provision hereof shall in no way affect the rights of such party thereafter to enforce the same nor shall the waiver by a party of any breach of any provision hereof by the other party constitute a waiver of any succeeding breach of such provision, or a waiver of any provision itself, or a waiver of any other provisions hereof.

     18.5   Severability.  This Agreement will be enforced to  the  fullest
            -------------
extent permitted by applicable law. If for any reason any provision of this Agreement is held to be invalid or unenforceable to any extent, then: (a) such provision will be interpreted, construed or reformed to the extent reasonably required to render the same valid, enforceable and consistent with the original intent underlying such provision; (b) such provision will be void to the extent it is held to be invalid or unenforceable; (c) such provision will remain in effect to the extent that it is not invalid or unenforceable; and (d) such invalidity or unenforceability will not affect any other provision of this Agreement or any other agreement between the parties.

     18.6   Governing  Law.   This  Agreement  shall  be  governed  by  and
            ---------------
construed according to the laws of the State of Florida without regard to its choice of law provisions. The parties consent to the jurisdiction of any Florida court located within Duval County and the United States District Court for the Middle District of Florida (Jacksonville Division) and waive any right to assert that any such court constitutes an inconvenient or improper forum.

     18.7   Publicity.   Neither party shall, without the approval  of  the
            ----------
other, make any press release or other public announcement concerning the transactions contemplated by this Agreement, except as and to the extent that any such party shall be so obligated by law or by the rules, regulations or policies of any national securities exchange or association or governmental entity, in which case the other party shall be advised and the parties shall use their best efforts to cause a mutually agreeable release or announcement to be issued; provided, however, that the parties hereby acknowledge and agree that communications among employees of the parties and their attorneys, representatives and agents necessary to consummate the transactions contemplated hereby shall not be deemed a public announcement for purposes of this Subsection 18.7. Upon the execution and delivery of this Agreement, the parties hereto will cooperate in respect of the immediate issuance of a mutually acceptable press release relating to the transactions contemplated by this Agreement.

     18.8   Entire  Agreement.    All  schedules  to  this  Agreement   are
            ------------------
incorporated in and constitute a part of this Agreement. This Agreement including the schedules hereto and thereto, each as amended from time to time, constitute the entire understanding between the parties in relation to the subject matter hereof and supersede all prior discussions, agreements and representations related to this subject matter, whether oral or written and whether or not executed by a party. Unless otherwise provided in this Agreement, no modification, amendment or other change may be made to this Agreement or any part thereof unless reduced to writing and executed by authorized representatives of all parties.

     18.9   Counterparts. This Agreement may be executed  in  two  or  more
            -------------
counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

     18.10   Titles and Subtitles.  The titles and subtitles used  in  this
             ---------------------
Agreement and in the schedules hereto are used for convenience only and are not to be considered in construing or interpreting this Agreement.

     18.11   Force  Majeure.   Neither party shall  be  responsible  for  a
             ---------------
failure to meet its obligations under this Agreement to the extent caused by the following: (a) materially inaccurate data submitted by the other party; (b) any failure by the other party to meet its obligations stated in this Agreement; (c) any failure of equipment, facilities or services not controlled or supplied by such party; or (d) failure(s) caused by acts of God, acts of nature, riots and other major civil disturbances, strike by such party's personnel, sabotage, injunctions or applicable laws or regulations, in each case without breach by such party of any obligations under this Agreement with regard to either such event or such failure. The Lumber Company or Buildscape, as applicable, agrees to use its commercially reasonable efforts to restore performance of its obligations under this Agreement as soon as reasonably practicable following any such event.

     18.12   Injunctive Relief.  The parties acknowledge  that  a  material
             ------------------
breach of this Agreement would cause irreparable harm, the extent of which would be difficult to ascertain. Accordingly, they agree that, such party will be entitled to obtain immediate injunctive relief in the event of a material breach of this Agreement to enjoin such breach pending resolution pursuant to this Agreement.

     18.13   Attorneys'  Fees.  Subject to the provisions  of  Section  16
             -----------------
hereof, in the event any action is commenced to enforce the provisions of this Agreement, then the prevailing party in such action shall be entitled to recover from the other party such prevailing party's costs and expenses, including attorneys fees incurred in connection with such action.

                         (SIGNATURE PAGE FOLLOWS)

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed on its behalf by its officers thereunto duly authorized, all as of the date first above written.

                                   BUILDSCAPE, INC.



                                   By_/s/______________________________
                                     ----------------------------------


                                   WICKES  INC.



                                   By_/s/______________________________
                                     ----------------------------------

[CERTAIN CONFIDENTIAL MATERIAL HAS BEEN OMITTED AND FILED SEPARATELY WITH THE S.EC. PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT ]

                             SETTLEMENT AGREEMENT


         This SETTLEMENT AGREEMENT is made as of the 28th day of January, 2000 by and among GREENLEAF TECHNOLOGIES CORPORATION ("Greenleaf"), a Delaware corporation, with an office at 8834 Capital of Texas Highway North, Suite 150, Austin, Texas 78759, and RIVERSIDE GROUP, INC. ("Riverside"), a Florida corporation, CYBERMAX TECH, INC., a Florida corporation ("Cybermax"), CYBERMAX, INC., a Florida corporation, ("Cybermax, Inc."), wholly owned subsidiaries of Riverside, Catherine Gray ("Gray") and J. Steven Wilson ("Wilson"), all having an office at 7800 Belfort Parkway, Suite 100, Jacksonville, Florida.


                              W I T N E S S E T H:

         WHEREAS, Greenleaf entered into an agreement (the "Purchase Agreement") with Cybermax dated as of September 30, 1998 for the purchase by Greenleaf from Cybermax of all of the outstanding shares of capital stock (the "Gameverse Shares") of Gameverse, Inc. ("Gameverse"); and

         WHEREAS, as consideration for the Gameverse Shares, Greenleaf issued to Cybermax 14,687,585 shares of the voting common stock of Greenleaf and options (the "Greenleaf Shares") and options to purchase an aggregate of 7,314,582 shares of the voting common stock of Greenleaf (the "Greenleaf Options"); and

         WHEREAS, Greenleaf has filed a complaint in the United States District Court for the District of New Jersey (Docket No. 99-5720), wherein Greenleaf has alleged certain misrepresentations against Riverside, Cybermax, Gameverse, Jared Nielsen, Catherine Gray and J. Steven Wilson (the "Pending Litigation"), which all defendants in the Pending Litigation deny and dispute; and

         WHEREAS, the parties in the Pending Litigation, without admission of fault or liability on the part of any of them, have resolved their differences and desire to enter into a complete and final settlement of all of their claims, differences and causes of action with respect to the Purchase Agreement and the claims and disputes which are, or could be, asserted in the Pending Litigation.

         NOW, THEREFORE, in exchange for good and valuable consideration, including the mutual promises set forth herein, the receipt and sufficiency of which is hereby acknowledged, and intending to be legally bound hereby, the parties agree as follows:

         1. Greenleaf Shares and Options. In full settlement of all claims which Greenleaf may have against Riverside, Cybermax, Gray and/or Wilson with respect to the Purchase Agreement and the claims and disputes which are, or could be, asserted in the Pending Litigation, the parties agree as follows:

                  a. Riverside and/or Cybermax shall retain Ten Million (10,000,000) of the Greenleaf Shares and Two Million (2,000,000) of the Greenleaf Options exercisable at $.25 each pursuant to the terms of a certain "Option Agreement A" originally dated September 30, 1998 to be amended and restated in the form attached hereto as Exhibit A; and

                 b. One Million Six Hundred Eighty-Seven Thousand Five Hundred Eighty-Five (1,687,585) of the Greenleaf Shares and Five Million Three Hundred Fourteen Thousand Five Hundred Eighty-Two (5,314,582) of the Greenleaf Options shall be canceled by Greenleaf without payment to Riverside or Cybermax; and

                 c. Three Million (3,000,000) of the Greenleaf Shares shall be placed in escrow (the "Escrow Shares") with Randall S.D. Jacobs, Esq. pursuant to an escrow agreement acceptable to all parties, and shall be sold upon mutually agreeable terms pursuant to Rule 144 as in effect under the Securities

Act of 1933, as amended ("Rule 144"). Riverside and Cybermax shall each be responsible for any state and federal income taxes imposed upon the proceeds of such sales other than any applicable federal alternative minimum tax ("AMT"). Any such AMT found to be due and owing upon such sales shall be paid from the proceeds of sale of the Escrow Shares prior to funding the Joint Venture or distribution to the parties in accordance with the terms of subparagraph 1.d of this Settlement Agreement; and

                 d. The proceeds from the sale of the Escrow Shares shall be used to fund a mutually agreeable joint venture ("Joint Venture") for the marketing of technology and internet- related products, to be owned in equal amounts by Greenleaf and Riverside. The parties shall negotiate in good faith and use their reasonable best efforts to form and operate the Joint Venture in a mutually beneficial manner. Peter Jegou on behalf of Greenleaf and Ed Salem on behalf of Riverside shall undertake to resolve any disagreements as to the formation and operation of the Joint Venture, subject to ratification by the Board of Directors of the respective companies. In the event the parties fail to reach agreement with respect to the form and operation of the Joint Venture, notwithstanding their good faith negotiations and reasonable best efforts, the proceeds of sale of the Escrow Shares, less any taxes due and owing upon sale, shall be distributed in equal shares to Greenleaf and Riverside.

     2. Grant of Riverside Option. Riverside and Greenleaf shall enter into a Stock Option Agreement in the form attached hereto as Exhibit B pursuant to which Riverside shall grant to Greenleaf a non-qualified stock option (the "Riverside Option Agreement"), that being an option not intended to qualify as an incentive stock option within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), to purchase that number of shares of Cybermax, Inc. equal to five percent (5%) of the issued and outstanding shares of Cybermax, Inc. (the "Cybermax, Inc. Shares"). The exercise price for the Riverside Option shall be One Million Dollars ($1,000,000). The Riverside

Option Agreement shall contain a cashless exercise provision. The Riverside Option shall be exercisable immediately and at any time prior to 5:30 p.m., eastern standard time, on September 30, 2003, in accordance with the terms of the Riverside Option Agreement.

     3. Grant of Exclusivity. Riverside shall, through its subsidiaries Cybermax, Inc. and Buildscape, Inc. appoint Greenleaf as its exclusive encription vendor and shall enter into an Exclusivity Agreement for such services, on an as-needed basis, at fair market value. The parties shall negotiate in good faith and use their reasonable best efforts to agree to the terms of an Exclusivity Agreement that will be mutually beneficial.

         4. Future Com Agreement. Riverside shall enter into an agreement with Future Com, a Greenleaf subsidiary, for the use of satellite air time, related technology, hardware and software, on an as-needed basis, at fair market value. The parties shall negotiate in good faith and use their reasonable best efforts to agree to the terms of a Future Com Agreement that will be mutually beneficial.

         5. Riverside, Cybermax and Cybermax, Inc. Representations. Riverside, Cybermax and Cybermax, Inc. represent and warrants to Greenleaf as follows: a. Title to the Shares and Options. Riverside is the lawful record and beneficial owner of the Greenleaf Shares and the Greenleaf Options, and with the exception of the claims asserted by Greenleaf in the Pending Litigation owns the shares and options that will be canceled pursuant to subparagraph 1.b of this Settlement Agreement and the shares that will be deposited into escrow pursuant to subparagraph 1.c (together the "Unencumbered Shares"), free and clear of all security interests, liens, encumbrances, claims and equities of every kind, and which Unencumbered Shares are duly authorized, validly issued and outstanding, fully paid and nonassessable.

     b. No Other Equity Securities. As of the date of this Settlement Agreement, neither Riverside nor Cybermax or Cybermax, Inc. owns, directly or indirectly any issued and outstanding equity securities of Greenleaf or securities convertible or exchangeable for such equity securities.

     c. Capacity of and Execution by Riverside, Cybermax and Cybermax, Inc. The President, any Vice President or Edward B. Salem (authorized signer) of Riverside have full legal power and capacity to execute, deliver and perform this Settlement Agreement, and to deliver certificates representing the Greenleaf Shares and the Greenleaf Options owned by Riverside and have full legal power to transfer such securities in accordance with the Settlement Agreement. Without limiting the generality of the foregoing, no authorization, consent or approval or other order or action of or filing with any court, administrative agency, or other governmental or regulatory body or authority is required for the execution and delivery by Riverside, Cybermax or Cybermax, Inc. of this Settlement Agreement or the consummation by any of them of the transactions contemplated hereby; this Settlement Agreement has been duly and validly executed and delivered by Riverside, Cybermax and Cybermax, Inc. and constitutes the valid and binding obligation of each of them enforceable in accordance with its terms, except as its enforceability is limited by bankruptcy, reorganization, insolvency, fraudulent conveyance, moratorium and similar laws presently or hereafter in effect affecting the enforcement of creditors' rights generally and subject to general principles of equity; and the transfer and delivery of the Unencumbered Shares in accordance with this Settlement Agreement will vest good title to the Shares in Greenleaf or other transferee, free and clear of all security interests, liens, encumbrances, claims and equities of every kind other than restrictions on disposition contained in applicable federal and state securities laws.

     d. Conflict with Other Instruments. Neither the execution and delivery of this Agreement by Riverside, Cybermax or Cybermax, Inc. nor the consummation by any of them of the transactions contemplated in this Settlement Agreement will
(a) conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default (or an event which would by notice or lapse of time or both would become a default) or permit acceleration or termination of obligations under, or result in the creation of a lien or encumbrance on any of the properties of Riverside, Cybermax or Cybermax, Inc. pursuant to, (i) the certificate of incorporation or by-laws of either of them or (ii) any indenture, mortgage, lease, agreement, or other instrument which is material in nature to which any of them is a party or by which it or they, or any of its or their properties, may be bound or affected, or (b) violate any law, rule, order or regulation, material in nature, to which either of them is subject or by which it or they or its or their properties are bound.

     e. Corporate Existence, Power and Authority. Riverside, Cybermax and Cybermax, Inc. are corporations duly organized, validly existing and in good standing under the laws of the State of Florida and have all requisite corporate power and authority to enter into this Settlement Agreement and to carry out the transactions contemplated in this Settlement Agreement and to carry on their businesses as now being conducted by them and to own, lease or otherwise hold their properties.

     f.  Corporate  Action.  The  execution  and  delivery  of  this  Settlement
Agreement by Riverside, Cybermax and Cybermax, Inc. and the consummation by Riverside, Cybermax and Cybermax, Inc. of the transactions contemplated in this Settlement Agreement have been authorized by all requisite corporation action on the part of Riverside, Cybermax and Cybermax, Inc.

        g. Cooperation In Sale of Shares and Further Assurances. In the event Greenleaf seeks to sell any Cybermax, Inc. Shares obtained upon exercise of its its rights under the Riverside Option Agreement, Riverside, Cybermax and Cybermax, Inc. shall take all necessary and appropriate steps to cooperate in and assist the sale of such shares pursuant to the provisions of Rule 144 and any other applicable law, rule or regulation, including without limitation making Rule 144 available (including fulfilling all periodic reporting require-ments under Federal securities laws) and causing counsel to issue an appropriate legal opinion. At any time, and from time to time, within a reasonable time after written requires by Greenleaf, Cybermax, Inc. will make, execute and deliver, or cause to be made, executed and delivered, to Greenleaf and, where appropriate, cause to be recorded and/or filed, any and all such other and further instruments or documents, or other items as Greenleaf may reasonably deem necessary or desirable to effectuate or complete the sale of any of the Cybermax, Inc. Shares issued pursuant to Greenleaf's exercise of rights under the Riverside Option Agreement.

        6. Representations, Warranties and Covenants of Greenleaf. Greenleaf represents, warrants and covenants to Riverside, Cybermax and Cybermax, Inc. as follows:

      a. Corporate Existence, Power and Authority. Greenleaf is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to enter into this Settlement Agreement and to carry out the transactions contemplated in this Settlement Agreement and to carry on its business as now being conducted by it and to own, lease or otherwise hold its properties.

      b. Corporate Action. The execution and delivery of this Settlement Agreement by Greenleaf and the consummation by Greenleaf of the transactions contemplated in this Settlement Agreement have been authorized by all requisite corporation action on the part of Greenleaf.

      c. Capacity of and Execution by Greenleaf. The President and Secretary of Greenleaf have full legal power and capacity to execute, deliver and perform this Settlement Agreement. Without limiting the generality of the foregoing, no authorization, consent or approval or other order or action of or filing with any court, administrative agency, or other governmental or regulatory body or authority is required for the execution and delivery by the Greenleaf of this Settlement Agreement or Greenleaf's consummation of the transactions contemplated hereby; this Settlement Agreemen has been duly and validly executed and delivered by Greenleaf and constitutes the valid and binding obligation of Greenleaf enforceable in accordance with its terms, except as its enforceability is limited by bankruptcy, reorganization, insolvency, fraudulent conveyance, moratorium and similar laws presently or hereafter in effect affecting the enforcement of creditors' rights generally and subject to general principles of equity.

     d. Conflict with Other Instruments. Neither the execution and delivery of this Settlement Agreement by Greenleaf nor the consummation by Greenleaf of the transactions contemplated in this Settlement Agreement will (a) conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default (or an event which would by notice or lapse of time or both would become a default) or permit acceleration or termination of obligations under, or result in the creation of a lien or encumbrance on any of the properties of Greenleaf pursuant to, (i) the certificate of incorporation or by-laws of Greenleaf or (ii) any indenture, mortgage, lease, agreement, or other instrument which is material in nature to which Greenleaf or Greenleaf is a party or by which it, or any of its properties, may be bound or affected, or (b) violate any law, rule, order or regulation, material in nature, to which Greenleaf or either Greenleaf is subject or by which it or its properties are bound.

     e. Cooperation In Sale of Shares and Further Assurances. In the event Riverside seeks to sell any Greenleaf Shares retained under this Settlement Agreement, or obtained upon exercise of its rights under "Option Agreement A" as modified by this Settlement Agreement, Greenleaf shall take all necessary and appropriate steps to cooperate in and assist the sale of such shares pursuant to the provisions of Rule 144 and any other applicable law, rule or regulation, including without limitation making Rule 144 available (including fulfilling all periodic reporting requirements under Federal securities laws) and causing counsel to issue an appropriate legal opinion. At any time, and from time to time, within a reasonable time after written request by Riverside, Greenleaf will make, execute and deliver, or cause to be made, executed and delivered, to Riverside and, where appropriate, cause to be recorded and/or filed, any and all such other and further instruments or documents, or other items as Riverside may reasonably deem necessary or desirable to effectuate or complete the sale of any of the Greenleaf Shares or shares of Greenleaf common stock issued pursuant to Riverside's exercise of rights under "Option Agreement A" or any shares of Greenleaf common stock obtained by Riverside pursuant to stock splits, stock dividends or other corporate action.

        7. Cooperation in the Event of Nielsen Claim. In the event Jared Nielsen commences any suit or proceeding against Riverside, Cybermax, Cybermax, Inc. or Greenleaf relating to or regarding this Settlement Agreement, the Purchase Agreement, the Greenleaf Shares, the Greenleaf Options or Gameverse, or Jared Nielsen claims any right, title or interest in any of the transactions between Greenleaf on the one hand and Riverside, Cybermax or Cybermax, Inc. on the other hand, Greenleaf, Riverside, Cybermax and Cybermax, Inc., their officers, employees, agents and representatives shall cooperate with each other in the defense of any such suit, proceeding or claim. Such cooperation shall include without limitation making such persons available for interviews, providing documents for inspection, making out affidavits or certifications and giving testimony at any trial or hearing.

        8. Indemnification Against Nielsen Claim. Riverside, Cybermax and, Cybermax, Inc. agree to indemnify and hold harmless Greenleaf and its affiliates and their officers, employees, agents and representatives, at any time without limitation, against, and in respect of, liabilities, contingent or otherwise, losses, claims, costs, or damages, or any amounts which may become payable, resulting from or arising out of, or in connection with any claims by Jared Nielsen relating to Gameverse, including, but not limited to, any ownership interest in Gameverse or in any of the patents, trademarks, licenses and copyrights listed on Exhibit C hereto (the "Nielsen Claim"). Greenleaf shall give Riverside, Cybermax and Cybermax, Inc. a reasonable opportunity, at their expense, of defending or settling the Nielsen Claim, subject to the right of Greenleaf to participate fully in such defense at its own costs. To the extent that they do not agree to defend or settle such claim, Greenleaf shall have the right to defend or settle the same and hold Riverside, Cybermax and Cybermax, Inc. responsible pursuant to this indemnification.

        9. Forgiveness of Debt. Riverside agrees to forgive and discharge Greenleaf's current indebtedness to Riverside in the amount of $111,820 representing reimbursement for employee expenses paid by Riverside subsequent to the closing of the Purchase Agreement in or about September 1998.

        10. Release and Stipulation of Dismissal. Greenleaf, Riverside, Cybermax , Cybermax, Inc., Gray and Wilson shall execute a Release in the form attached hereto as Exhibits D-1 through D-4 and counsel for the parties hereto shall enter into a Stipulation of Dismissal with prejudice of the Pending Litigation in the form attached hereto as Exhibit E. It is the intention of the parties that the Releases and Stipulation of Dismissal shall bar and preclude forever the claims subject to the Releases and Stipulation of Dismissal and that the Pending Litigation shall not be reopened or reinstated for any reason, including without limitation any claim of breach of this Settlement Agreement, claim that this Settlement Agreement, the Releases or Stipulation was procured by misrepresentation or fraud or claim that the consideration obtained by Greenleaf herein (including the Riverside Option) is lacking or inadequate. In the event of a claim of breach of this Settlement Agreement, the parties' exclusive right and remedy shall be the commencement of a separate action or arbitration in accordance with the terms of paragraph 14 of this Settlement Agreement.

         11. No Admission of Liability. This Settlement Agreement is not an admission on the part of any party of any fault or liability whatsoever or that any party in any way acted improperly or unlawfully.

         12. Notices. All notices and other communications required or relating to this Settleme Agreement shall be in writing and shall be deemed to have been given when it is personally delivered, telecopied, deposited in the United States mails, by registered or certified mail, or sent by reputable overnight courier service, to the respective party at the address set forth at the beginning of this Settlement Agreement or such other address as a party shall provide pursuant to this paragraph.

         13. Severability. Should any provisions of this Settlement Agreement be held to be illegal, void or unenforceable, such provision shall be of no force and effect. However, the illegality or unenforceability of any such provision shall have no effect upon, and shall not impair the enforceability of, any other provision of this Settlement Agreement.

         14. Governing Law/Jurisdiction. This Settlement Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, excluding the choice of law rules thereof. The parties agree that the courts of the State of New Jersey and the U.S. District Court sitting in the State of New Jersey are to have exclusive jurisdiction over this Settlement Agreement with the exception of any claim or dispute arising under paragraphs 3 and 4 of this Settlement Agreement. In the event of a claim or dispute under either of those paragraphs, the parties agree tosubmit such claim or dispute to binding arbitration in New Jersey in accordance with the Commercial Rules of the American Arbitration Association then in effect.

         15. Amendments.   This  Settlement  Agreement  may only  be  changed or
amended by an written agreement signed by the parties hereto.

         16. Binding Effect. This Settlement Agreement shall be binding and inure to each of the parties, and their respective successors and assignees.

         17. Assignability. This Settlement Agreement is not assignable by a party without theprior written consent of the other party.

         18. Counterparts. This Settlement Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same Settlement Agreement.

         19. Waiver of Enforcement. The failure of any party to enforce at and time any of the provisions of this Settlement Agreement shall not be construed to be a waiver of any such provision or of any other provision in this Settlement Agreement, nor in any way effect the validity of this Settlement Agreement or the right of any party to enforce each and every provision in the future. No waiver of any breach of this Settlement Agreement shall be held to be a waiver of any other or subsequent breach or affect the right of a party at a later time to enforce same. Any party may, at its sole option, waive provision of this Settlement Agreement, provided such waiver is in writing.

         20. Descriptive Headings. All section and subsection headings and titles contained herein are inserted for convenience of reference only and are to be ignored in any construction, interpretation or enforcement of the provisions hereof.

         21. Independent Counsel. The parties acknowledge and agree that they have been represented by counsel or had the opportunity to consult with independent counsel in connectionwith this Settlement Agreement and the terms and conditions ofthis Settlement Agreement, and that they have had the opportunity to review this Settlement Agreement with counsel of their choosing. The parties further acknowledge that Greenleaf has been represented by the law firm of Greenbaum, Rowe, Smith, Ravin, Davis, & Himmel LLP, and Riverside, Cybermax and Cybermax, Inc. have been represented by the firm of Saiber Schlesinger Satz & Goldstein LLC.

         22. Entire Agreement. This Settlement Agreement constitutes the complete understanding and agreement of the parties hereto with respect to the matters contained herein. All prior agreements between the parties, including without limitation the Purchase Agreement, are superseded by this Settlement Agreement and are of no force or effect except as stated herein. By signing below, the parties indicate that they have carefully read and understood the terms of this Settlement Agreement, enter into the Settlement Agreement knowingly, voluntarily and of their own free will, understand its terms and significance and intend to abide by its provisions without exception.

         IN WITNESS WHEREOF, this Settlement Agreement has been executed as of the date and year first above written.

                                            GREENLEAF TECHNOLOGIES CORPORATION


                                            By: _______________________________


                                            RIVERSIDE GROUP, INC.


                                            By: _______________________________


                                            CYBERMAX TECH, INC.


                                            By: _______________________________


                                            CYBERMAX, INC.


                                            By: _______________________________


                                                -------------------------------
                                                     Catherine Gray

                                                -------------------------------
                                                     J. Steven Wilson



                                                                                                     Exhibit 21.01

                                        List of Subsidiaries of Registrant

                                                                                 State of
                            Name                                             Incorporation
                            ----                                             -------------

Wickes Inc.                                                                     Delaware
         GLC Division, Inc.                                                     Delaware
         Lumber Trademark Company                                               Illinois

Dependable Insurance Group, Inc.                                                Florida
         American Financial Acquisitions Corporation                            Delaware

Cybermax, Inc.                                                                  Florida

Buildscape, Inc.                                                                Florida





                                                                  Exhibit 23.01


                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement of Riverside Group, Inc. on Form S-8 (File No. 33-16244), of our report dated April 14, 2000 relating to the finanacial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on this Form 10-K. We also consent to the incorporation by reference of our reort dated April 14, 2000 relating to the financial statements which appear in this Form 10-K.

                                                     PricewaterhouseCoopers LLP



Jacksonville, Florida
April 14, 2000