Form 10-Q
period 2000-03-31
RIVERSIDE GROUP INC/FL
filed 2000-05-19
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                             Commission File
For Quarter Ended     March 31, 2000                          Number 0-9209
                  --------------------                               ------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



                 Florida                                        59-1144172
------------------------------------------                   ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                             32256
-------------------------------------------                             -----
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

                                                   Yes   X                   No
                                                       -----

On May 8, 2000, there were 4,767,123 shares of the Registrant's common stock outstanding.

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


         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets as of
                           March 31, 2000 (Unaudited)
                           and December 31, 1999                                                          3

                           Condensed Consolidated Statements
                           of Operations
                           Three months ended
                           March 31, 2000 and 1999 (Unaudited)                                            4

                           Condensed Consolidated Statements of
                           Cash Flows
                           Three months ended

                           March 31, 2000 and 1999 (Unaudited)                                             5

                           Notes to Condensed Consolidated

                           Financial Statements (Unaudited)                                                6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                                     17

         Item 3.           Quantitative and Qualitative Disclosures about
                           Market Risk                                                                    24

PART II.

         Item 2.           Changes in Securities                                                          25

         Item 5.           Other Information                                                              25

         Item 6.           Exhibits and Reports on Form 8-K                                               25



                     Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)





                                                                                    March 31,                          December 31,
                                                                                     2000                                 1999
                                                                                   ---------                          -----------


                                                       ASSETS
Current assets:
     Cash and cash equivalents                                                  $       653                         $        277
     Accounts receivable, less allowance for doubtful
        accounts of $5 at 2000 and $3 at 1999                                           517                                  259
     Investment in Greenleaf Technologies Corp.                                       3,523                                1,253
     Notes receivable                                                                    30                                   30
     Prepaid expenses                                                                    25                                   19
                                                                                -----------                         ------------
         Total current assets                                                         4,748                                1,838

Investment in Wickes Inc.                                                            14,249                               15,799
Investment in Buildscape Inc.                                                          (947)                                (947)

Real Estate held for sale                                                             8,993                                8,996
Property, plant and equipment, net                                                      299                                  340
Other assets (net of accumulated amortization of
     $35 in 2000 and $46 at 1999)                                                      180                                  157
                                                                                -----------                         ------------
         Total assets                                                           $    27,522                         $     26,183
                                                                                ===========                         ============

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Current debt and current  maturities of long-term debt                     $    11,800                         $     11,813
     Accounts payable                                                                   531                                  430
     Accrued liabilities                                                              2,350                                1,758
                                                                                -----------                         ------------
       Total current liabilities                                                     14,681                               14,001

Long-term debt                                                                          469                                  469
Mortgage debt                                                                        11,345                               11,345
Net liabilities of discontinued operations                                               21                                   21
Other long-term liabilities                                                              83                                   83
                                                                                -----------                         ------------
        Total liabilities                                                            26,599                               25,919

Commitments and contingencies (Note 5)

Common stockholders' equity :
     Common stock, $.10 par value; 20,000,000 shares authorized;                        477                                  477
     4,767,123  issued and outstanding  in 2000 and 1999
     Additional paid in capital                                                      16,468                               16,468
     Accumulated other comprehensive income                                           3,523                                1,253
     Retained earnings (deficit)                                                    (19,545)                             (17,934)
                                                                                -----------                         ------------
     Total common stockholders' equity                                                  923                                  264

                                                                                -----------                         ------------
          Total liabilities and common stockholders' equity                     $    27,522                         $     26,183
                                                                                ===========                         ============









     See Accompanying Notes to Condensed Consolidated Financial Statements.



                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                     (in thousands except per share amounts)







                                                                                              Three Months Ended March,
                                                                                ---------------------------------------------------
                                                                                      2000                                  1999
                                                                                      ----                                  ----

Revenues:
     Sales and service revenues                                                 $      404                          $        481
     Net investment loss                                                               (18)                                  (29)
     Net realized investment gains                                                     576                                   ---
     Other operating income                                                              3                                    25
                                                                                ----------                          ------------
                                                                                       965                                   477
                                                                                ----------                          ------------
Costs and expenses:
     Cost of sales                                                                     124                                    78
     Provision for doubtful accounts                                                     2                                   (59)
     Depreciation, goodwill and trademark amortization                                  62                                    60
     Selling, general and administrative expenses                                      480                                 1,584
     Interest expense                                                                  611                                   653
                                                                                ----------                          ------------
                                                                                     1,279                                 2,316
                                                                                ----------                          ------------

Loss before equity in earnings (losses) of
     related parties and minority interest:                                           (314)                               (1,839)

     Equity in losses of Wickes, Inc.                                               (1,297)                               (1,325)
                                                                                ----------                          ------------
      Net loss                                                                  $   (1,611)                         $     (3,164)
                                                                                ==========                          ============


Basic and diluted loss per common share:
     Loss per share                                                             $    (0.34)                         $     (0.61)

     Weighted average number of common shares
     used in computing earnings per share                                        4,759,123                            5,213,186


















     See Accompanying Notes to Condensed Consolidated Financial Statements.




                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)



                                                                                           For the Three Months Ending
                                                                                 ------------------------------------------------
                                                                                         2000                       1999
                                                                                         ----                       ----
Cash Flow from Operating Activities
     Net loss                                                                   $      (1,611)              $     (3,164)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation expense                                                              51                         44
         Amortization expense                                                              11                         16
         Amortization of bond discount                                                    ---                         56
         Provision for doubtful accounts                                                    2                        (59)
         Net realized investment gains                                                   (576)                       ---
         Equity in earnings of unconsolidated subsidiaries                              1,297                      1,325
         Change in other assets and liabilities:
            Increase in accounts receivable                                              (260)                      (131)
            Decrease in notes receivable                                                  ---                        157
            Increase in other assets                                                      (39)                       (83)
            Increase(decrease)  in accounts payable and accrued liabilities               693                        (82)
            Increase in discontinued operations, other liabilities
             and current income taxes                                                     ---                         23
                                                                                -------------               ------------
         Net Cash Used In Operating Activities                                           (432)                    (1,898)
                                                                                -------------               ------------

     Cash Flows from Investing Activities
         Purchase of investments:
            Property, plant and equipment                                                  (8)                      (120)
            Investment in real estate                                                     ---                         (3)
         Proceeds from sales of investments:
            Investment in real estate                                                     ---                         44
            Securities of Greenleaf Technologies Corp.                                    528                        ---
            Securities of Wickes Inc.                                                     301                      1,180
                                                                                -------------               ------------
         Net Cash Provided By Investing Activities                                        821                      1,101
                                                                                -------------               ------------

     Cash Flows from Financing Activities
            Repayment of debt                                                            (13)                       (61)
            Increase in borrowings                                                       ---                        532
                                                                                ------------                -----------
         Net Cash Provided By (Used in) Financing Activities                             (13)                       471

            Net Increase (Decrease) in Cash and Cash Equivalents                         376                       (326)
            Cash and cash equivalents at beginning of period                             277                        509

                                                                                ------------                -----------
            Cash and cash equivalents at end of period                          $        653                $       183
                                                                                ============                ===========









     See Accompanying Notes to Condensed Consolidated Financial Statements.



RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Basis of Financial Statement Presentation
         -----------------------------------------

         The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company no longer owns a majority interest in Buildscape, Inc. ("Buildscape") and at October 21, 1999, the Company began to report its investment in Buildscape on the equity method (see Note 3. "Investment in Buildscape"). Accordingly, the Company's consolidated balance sheet as of December 31, 1999 does not include the accounts of Buildscape. The Company's condensed consolidated statements of operations and cash flows for the period ending March 31, 1999, include Buildscape on a consolidated basis.

         The condensed consolidated balance sheets as of March 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000, and for all periods presented have been made. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any interim period.

         The Company accounts for its investment in Greenleaf securities according to the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that all applicable investments be classified as trading securities, available-for- sale, or held-to-maturity securities. Greenleaf securities have been classified as available-for-sale securities, and as such, will be reported at fair value based upon the closing price on the exchange on which they are traded on the last day of the quarter. The unrealized gains and losses are excluded from earnings, but reported within shareholders' equity in accumulated other comprehensive income (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the related Auditor's report, and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

         Comprehensive Income
         -------------------

         Changes in the components of other comprehensive income and in accumulated other comprehensive income for the first three months of 2000 are as follows:


                                                         Unrealized                         Total
                                                          Gains on                      Comprehensive
                                                         Securities                         Income
                                                         ----------                     -------------
Balance at December 31, 1999                            $   1,253                       $   (1,425)

Change during the first three months of 2000                2,270                              659
                                                        ---------                       ----------
Balance at March 31, 2000                               $   3,523                       $     (766)
                                                        =========                       ==========


         Earnings Per Share
         ------------------

         Basic and diluted earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (4,759,123 shares in 2000 and 5,213,186 shares in 1999). Since the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.

2.       INVESTMENT IN WICKES
         --------------------

         As of March 31, 2000, Riverside beneficially owned 2,949,413 shares of Wickes' common stock, which constituted 36% of Wickes' outstanding voting and non-voting common stock.

         Summary financial information of Wickes for the first quarter of 2000 follows (in thousands):

                                                                (unaudited)                 (audited)
                                                              March  25, 2000             Dec. 25, 1999
                                                              ---------------             -------------


Balance Sheet Data

   Current assets                                             $     250,630                $  241,835
   Total assets                                                     344,197                   334,636
   Current liabilities                                               86,584                    79,312
   Long-term debt and other long-term liabilities                   229,890                   224,505
   Common stockholders' equity                                       27,723                    30,819


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                (unaudited)                (unaudited)
                                                                    2000                       1999
                                                                    ----                       ----

Income Statement Data:
Net sales                                                     $     215,754               $  191,110
Cost of sales                                                       162,081                  145,203
  Gross profit                                                       53,673                   45,907
Selling, general & administrative                                    51,456                   44,643
Other expenses                                                        7,933                    7,182
Other income                                                           (808)                    (889)
Loss before income tax                                               (4,908)                  (5,029)
Net loss                                                             (3,199)                  (3,276)


3.       INVESTMENT IN BUILDSCAPE
         ------------------------

         On October 21, 1999, Imagine Investments, Inc. ("Imagine") made a $10 million investment into Buildscape by converting $3 million of debt into common stock, exchanging 520,000 shares of Riverside stock for Buildscape common stock and investing an additional $5 million for Buildscape preferred shares.

         In connection with the transaction, Imagine was granted the right to vote the Company's common shares on all matters with the exception of a change in control. As of October 22, 1999, the Company owned 62% of the Buildscape common stock; however, since the Company's voting rights are controlled by Imagine, the Company is accounting for its investment in Buildscape on the equity method. The Company retained the remaining 3,119,067 outstanding shares of Buildscape's common stock. As a result of this transaction, as of March 31, 2000, the Company owned (before Buildscape employee's stock options) 47% of Buildscape on a fully converted basis. Imagine owned 38% of the common and 100% of the preferred shares of Buildscape, or 53% on a fully converted basis . For information regarding a further reduction in the Company's ownership in Buildscape, see Note 9, "Subsequent Events".

         Summary financial information of Buildscape for the first quarter of 2000 follows (in thousands):

                                                                (unaudited)                 (audited)
                                                              March  31, 2000             Dec. 31, 1999
                                                              ---------------             -------------
Balance Sheet Data

   Current assets                                             $       420                $    2,677
   Total assets                                                     1,587                     3,587
   Current liabilities                                              1,570                     1,592
   Common stockholders' equity                                         17                     1,995


                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                  (unaudited)           (unaudited)
                                                                      2000                   1999
                                                                      ----                   ----

Income Statement Data:
  Net Sales                                                    $      127               $       65
  Cost of goods                                                       105                       32
    Gross profit                                                       22                       33
  Total expenses                                                    2,018                    1,153
  Other income                                                        (18)                      --
  Net loss                                                         (1,978)                  (1,120)



4.      INVESTMENT IN GREENLEAF
        -----------------------

        As of September 30, 1998, the Company entered into and completed an agreement with Greenleaf, based in Iselin, New Jersey, whereby the Company acquired common shares of Greenleaf in exchange for 100% of the common stock of the Company's former wholly-owned subsidiary, Gameverse. As a result of Greenleaf's dissatisfaction with the transaction, on January 28, 2000, the Company and Greenleaf executed a Settlement Agreement (the "Greenleaf Settlement"). In the Greenleaf Settlement, the Company retained 10,000,000 shares of the 14,687,585 shares that it had originally received. The Company also retained a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. In addition to the 10,000,000 retained shares, 3,000,000 of the Greenleaf's shares are held in an escrow account (the "Escrow Shares"), pursuant to an escrow agreement acceptable to Greenleaf and the Company. The proceeds from the sale of the escrow shares are to be used to fund a mutually agreeable joint venture for the marketing of technology and internet-related products, to be owned in equal amounts by Greenleaf and the Company. In connection with the settlement, Riverside granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax, Inc. ("Cybermax"), a wholly-owned subsidiary of the Company. The exercise price is $1,000,000 and the expiration date of the option is September 30, 2003. In addition, the Company entered into an agreement with a subsidiary of Greenleaf, Future Com. ("Future"), for use of satellite air time, related technology, hardware and software, on an as-needed basis, at fair market value.


INVESTMENT SECURITIES - AVAILABLE FOR SALE

     In accordance with SFAS 115 and Securities and Exchange Commission ("SEC") Rule 144, 3,131,833 shares of the Company's common stock in Greenleaf are classified as available for sale as of March 31, 2000. The cost basis is $0 and the estimated fair market value is $3,523,312, resulting in gross unrealized gains of $3,523,312. Sales of Greenleaf shares are limited by SEC Rule 144 to

(i) the greater of the average weekly reported volume of trading in such securities during the four calendar weeks preceding such a sale or (ii) 1% of Greenleaf's outstanding shares during a 90 day period. Based on the Company's intention to sell the maximum number of shares allowed in order to fund current operations and debt, such shares have been classified as available for sale and accordingly the value of such shares has been reflected as a component of compre -hensive income, net of applicable tax of $0. No taxes have been provided as the Company has available net operating loss carryforwards and strategies which would result in no tax liability upon the sale of these securities.

5.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

WICKES INC.

         As of March 25, 2000, Wickes had accrued approximately $131,000 (included in accrued liabilities as of March 25, 2000) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

       Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by Wickes have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes, the remediation of which Wickes could under certain circumstances be held responsible. Since 1988, Wickes has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. Wickes currently has reserved approximately $43,000 for estimated clean up costs at 11 of its locations.

       Wickes has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and Wickes' prior experience, Wickes has established a reserve of $28,000 for these matters.

       Wickes is one of many defendants in two multi-plaintiff suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which Wickes has no connection other than as a customer. Wickes has entered into a cost sharing agreement with its insurers, and any liability is expected to be minimal.

       Wickes is one of many defendants in approximately 159 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. Since 1993, Wickes has settled 30 similar actions for insignificant amounts, and another 224 of these actions have been dismissed. As of March 25, 2000 none of these suits have made it to trial.

       Losses in excess of the amounts accrued as of March 25, 2000 are possible but an estimate of these amounts cannot be made.

       Wickes is involved in various other legal proceedings which are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which Wickes' insurance coverage may be unavailable. While Wickes does not believe that any of these proceedings will have a material adverse effect on Wickes' financial position, annual results of operations or liquidity, there can be no assurance of this.

       Wickes' assessment of the matters described in this note and other forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Information") and are inherently subject to uncertainty. The outcome of the matters described in this note may differ from Wickes' assessment of these matters as a result of a number of factors including, but not limited to, matters unknown to Wickes at the present time, development of losses materially different from Wickes' experience, Wickes' ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom Wickes may be entitled to indemnity, and the unpredictability of matters in litigation.

THE COMPANY AND WICKES

         The Company and Wickes are involved in various other legal proceedings which are incidental to the conduct of their businesses. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

         In connection with the sale of Dependable Insurance Company, a former property and casualty subsidiary of the Company, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regard to time limits and maximum amounts. American Financial Acquisition Corporation subordinated debentures in the amount of $2.1 million are pledged as collateral on these indemnities.

 Although future loss development will occur over a number of years, the Company believes, based on all information presently available, that these indemnities will not have a material adverse effect on the Company's financial position or results of operations.

         On December 1, 1997, the Company completed the sale of its mortgage lending operation to an unrelated third party. The Company did not realize any gain or loss from the transaction, but agreed to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 62,500 shares of its Wickes' common stock pledged as collateral for this indemnification obligation. As the construction loan portfolio decreases, the shares held as collateral will be released. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operations.

LIQUIDITY AND MANAGEMENT'S PLANS

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is primarily a holding company which derives its financial resources through asset sales, additional borrowings or other financings. As described below, the principal source of funds in the past has been borrowings and sales of shares of Wickes common stock. However, because the Company has executed the Greenleaf Settlement (see Note 4, "Investment in Greenleaf), the Company will now be able to sell shares of its Greenleaf stock to cover some of its operating deficit and debt obligations, subject to the limitations and restrictions described below. The Company is currently working on additional options as discussed below. The primary use of funds is interest and principal payments on the Company's debt and to fund the operations of its wholly-owned subsidiary, Cybermax. Cybermax is generating sales and the Company projects by the end of this year, Cybermax will generate cash from operations sufficient to fund its operations. However, there can be no assurance that this will occur.

         The Company estimates that as of May 10, 2000, it will have approximately $382,000 of accounts payable and other current liabilities (excluding interest payable), approximately $257,000 of which are past due. In March of 2000, the Company and Wickes renegotiated the terms of the Company's note to Wickes, deferring all principal payments due for one year, including the delinquent principal payments for November of 1999 and February of 2000. As of May 10, 2000, $116,662 of interest is currently past due on the Company's note to Imagine. Additionally, the $10,000,000 principal of the Company's 11% Notes is due in September 2000, and the $1,800,000 principal of the Company's short-term loan from Imagine is due August 2000.

         In March of 2000, the Company and the 11% Note holders modified their original agreement, to permit the Company to use 100% of the net sales proceeds from the sale of its Greenleaf shares to pay the semi-annual interest due on March 31, 2000, in lieu of payment against the principal balance of the notes. The Company sold sufficient shares of Greenleaf prior to March 31 to make the interest payment on the 11% notes within the allowable grace period prescribed in the note agreement. Pursuant to the Note modifications, the Company also agreed to make a principal payment of approximately $550,000 on or before April 30, 2000. However, the Company was unable to sell a sufficient amount of the Greenleaf shares to meet the April 30 deadline. The Company received notice of default from the note holders and is currently negotiating a forbearance agreement that will preclude the note holders from taking any action to accelerate the payment of the notes, as long as the Company performs pursuant to the terms of the agreement. The terms will include funding the balance of the $550,000 principal payment that was due April 30 and selling additional shares of Greenleaf in subsequent months with the entire proceeds applied to reduce the outstanding principal on the notes.

         As stated above, the two assets that the Company may sell to cover immediate cash needs are Wickes and Greenleaf shares. However, as of April 14, 2000, virtually all of the Company's

3,000,513 shares of Wickes common stock were pledged to secure various obligations of the Company, as discussed below. On the closing of the Imagine short-term loan, Imagine released 81,970 shares of Wickes stock, thereby permitting the Company to sell such shares. The Company currently owns 9,620,000 shares of Greenleaf common stock and has a five year option to purchase two million shares at .$25 per share. All 9,620,000 shares owned are pledged to secure the Company's 11% Notes, and any proceeds of sale are required to be applied as discussed above. The Company owns an additional three million shares of Greenleaf that are held in an escrow account, pursuant to an escrow agreement between the Company and Greenleaf (see Note 4. "Investment in Greenleaf").

         The Company has begun selling shares of Wickes and Greenleaf stock to meet the immediate cash requirements of interest due and operations. Through May 10, 2000, the Company has sold 72,000 shares of Wickes and 380,000 shares of
Greenleaf stock for proceeds of approximately $418,730 and $743,595, respectively. Proceeds from the sale of Wickes shares will be used for the interest due to Wickes and current operating costs. The Company also plans to sell an additional 10,000 shares of Wickes stock, the balance of the amount allowable under Rule 144, over the next 30 days.

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

         The Company currently has all of its remaining 144 acres of its investment in real estate under contract to sell. The sales proceeds, estimated at $15.7 million (after closing costs) will be used to pay off the current mortgage debt of $11.3 million plus accrued interest and property taxes and the balance of the proceeds will be used to pay down the principal due on the 11% notes. The closing on the sale is subject to the buyer obtaining re-zoning permits. The buyer is entitled not to close on the sale without forfeiture of the earnest money if the permits are not received. If the permits are received, the buyer will forfeit earnest money of $10,000 if they fail to close the sale. Closing is scheduled for May 22, however, the buyer upon meeting certain conditions, may request extensions until August 22, 2000 to close this sale. Management is currently reviewing alternative sales proposals for partial sales of the real estate.

         The Company is having discussions with present and prospective lenders regarding refinancing all, or the portion due after application of the real estate proceeds, of the 11% notes due September 30, 2000 and the note payable to Imagine due August 31, 2000. The Company anticipates that sales of Greenleaf and/or Wickes shares or other asset sales or borrowings will make up the shortfall on these loans. However, there can be no assurance of this.

         The Company's assessment of the matters described in this note and other Forward-Looking Information and is inherently subject to uncertainty. The outcome of certain matters described in this note may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, Wickes' ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom Wickes may be entitled to indemnity, and the unpredictability of matters in litigation.

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

6.       LONG TERM AND MORTGAGE DEBT
         ---------------------------

         Consolidated long-term and mortgage debt is comprised of the following as of March 31, 2000 (in thousands):



1     LONG-TERM DEBT

     Collateralized Notes                                                               $     10,000
     Other                                                                                     2,269
     Less: current maturities                                                                (11,800)
                                                                                        ------------
     Total Company long-term debt less current maturities                               $        469


     MORTGAGE DEBT

     Mortgage debt, non-recourse                                                        $    11,345


              Total long-term and mortgage debt                                         -----------
                less current maturities                                                 $    11,814
                                                                                        ===========

COLLATERALIZED NOTES ("THE 11% NOTES)

         On August 25, 1999, the Company and the 13% Note Holders executed an agreement (the "11% agreement"), whereby the Company's 13% Notes that were scheduled to mature in September 1999, were replaced with new unsubordinated promissory notes due September 30, 2000 bearing 11% interest. The 11% Notes are secured by a junior lien on the collateral securing the Company's real estate indebtedness and 10 million shares of Greenleaf common stock. On March 24, 2000, the Company and the 11% Note Holders executed a modification to the 11% agreement. This modification allows the Company to use 100% of the net sales proceeds from the sale of its Greenleaf shares to be applied against the semi-annual interest payment due March 31, 2000 in lieu of payment against the principal. In addition, the Company agreed to make a principal reduction of $550,000 on the 11% Notes on or before April 30, 2000. The Company was unable to sell a sufficient amount of the Greenleaf shares to meet the April 30 deadline, and received a notice of default from the note holders on May 8, 2000. The Company is currently negotiating a forbearance agreement that will preclude the note holders from taking any action to accelerate the payment of the notes, as long as the Company performs pursuant to the terms of the agreement. The terms will include funding the balance of the $550,000 principal payment that was due April 30 and selling additional shares of Greenleaf stock in subsequent months with the entire proceeds applied to reduce the outstanding principal on the notes.

OTHER

WICKES PROMISSORY NOTE

         In March of 2000, the Company and Wickes renegotiated the terms of the note, deferring all principal payments, including the delinquent principal payments due in November of 1999 and February of 2000, for one year at which time the principal payments would be due on a quarterly basis. The interest on this note will be payable on a quarterly basis.

IMAGINE SHORT-TERM LOAN

         As of May 9, 2000, the Company had made payments of $9,553 under the Imagine short- term loan but was delinquent with respect to required payments of approximately $116,662 of interest. In connection with the Greenleaf Settlement, the Company granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax. However, the Company is currently in violation of the loan agreement and, is having discussion with alternative financing sources to replace this loan if a waiver of default cannot be reached with Imagine. The Company believes that if Greenleaf exercises this stock option, then the Imagine short-term loan will be paid in full.

7.       INCOME TAXES
         ------------

     The Company's effective tax rate was 0% for the three months ended March 31, 2000 and 1999.

         The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be realized in the near future.

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         -----------------------------------------

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," was issued amending SFAS No. 133 by deferring the effective date for one year, to fiscal years beginning after June 15, 2000. The Company currently is evaluating the effects of this pronouncement.

9.       SUBSEQUENT EVENTS
         -----------------

         On May 12, 2000, Buildscape entered into a stock purchase agreement with Imagine and The Dow Chemical Company ("Dow") pursuant to which Dow will purchase Series A Preferred stock and Common Stock in Buildscape from Imagine and also purchase newly issued Series B Preferred Stock directly from Buildscape. The Series B Preferred Stock is to be acquired in two transactions, the second phase scheduled to close upon the completion of certain milestones by Buildscape. Dow also has an option to acquire additional shares in Buildscape that will increase their ownership to 50.1%. Upon the completion of all of these transactions, Riverside's ownership in Buildscape will be reduced from 47% to 35%, on a fully converted basis.

     On April 14, 2000, the Company's Board of Directors approved the issuance of grants and the right to acquire options held by the Company related to one of the Company's investments in Greenleaf. The grants and options approved by the Board of Directors were pursuant to that described and committed to employees on October 1, 1998. The terms of the commitments to the employees which were approved by the Board of Directors began the vesting period for the options on October 1, 1998. Accordingly, in the second quarter of 2000, the Company will record a charge to income which represents the value of the shares granted and the vested portion of options granted as represented by the passage of time from the commitment date until the date approved by the Board of Directors. Such approval effectively results in the awarding of vested grants and options and the recognition of compensation expense accordingly.

        Management has proposed the grant of additional shares and options to certain officers and employees. The issuance of these is subject to the Company's Board of Directors review and approval.

       On April 7, 2000, the Board engaged an outside consulting firm to conduct a compensation analysis of incentive programs. The Board has not taken any further action pending receipt of the report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

       The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                              RESULTS OF OPERATIONS

                                     GENERAL

     The Company reported results of operations for the three months ended March 31, 2000 and 1999, as follows (in thousands):


                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                     (unaudited)       (unaudited)
                                                                                         2000             1999
                                                                                         ----             ----

Earnings(loss) before income taxes and equity
  in related parties(1)(2)                                                      $      (314)           $  (1,839)

Income tax benefit                                                                       --                  --

Equity in losses of Wickes Inc.                                                      (1,297)              (1,325)
                                                                                -----------            ---------
Net loss                                                                        $    (1,611)           $  (3,164)
                                                                                ===========            =========



(1) Includes realized investment gains of $576,000 and $0 for the first quarters of 2000 and 1999, respectively.

(2) The Company accounted for its investment in Buildscape under the equity method for the first quarter of 2000. During the first quarter of 1999, the Company consolidated Buildscape's operations with those of the Company and its subsidiaries.

                                LINES OF BUSINESS

     The following table sets forth certain financial data for the three months ending March 31, 2000 and 1999, respectively, for the following segments:
Buildscape, Cybermax, Wickes and the Parent Group. Buildscape's operations are consolidated with those of the Company and its subsidiaries through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the first quarter of 2000. The "Parent Group" includes real estate, parent company, and discontinued operations and all eliminating entries for inter-company transactions.



                                                                                      Three Months Ended March 31,
                                                                                       2000                  1999
                                                                                       ----                  ----
                                                                                             (in thousands)

SALES:
     Buildscape(1)                                                              $        --               $       65
     Cybermax                                                                           404                      400
     Wickes                                                                              --                       --
     Parent Group                                                                        --                       16
                                                                                -----------               ----------
                  Total                                                         $       404               $      481
                                                                                ===========               ==========

COST OF SALES:
     Buildscape(1)                                                              $        --               $       32
     Cybermax                                                                           124                       43
     Wickes                                                                              --                       --
     Parent Group                                                                        --                        3
                                                                                -----------               ----------
                  Total                                                         $       124               $       78
                                                                                ===========               ==========

OTHER OPERATING INCOME:
     Buildscape(1)                                                              $       --                $      --
     Cybermax                                                                            3                        1
     Wickes                                                                             --                       --
     Parent Group                                                                       --                       24
                                                                                ----------                ---------
                  Total                                                         $        3                $      25
                                                                                ==========                =========

INVESTMENT INCOME AND REALIZED
 GAINS/(LOSSES):
     Buildscape(1)                                                              $       --                $      --
     Cybermax                                                                           --                       --
     Wickes                                                                             48                       --
     Parent Group                                                                      510                      (29)
                                                                                ----------                ---------
                  Total                                                         $      558                $     (29)
                                                                                ==========                =========

EXPENSES:
     Buildscape(1)                                                              $      --                 $  1,116
     Cybermax                                                                         454                      553
     Wickes                                                                            --                       --
     Parent Group                                                                      90                      (85)
                                                                                ---------                 --------
                  Total                                                         $     544                 $  1,585
                                                                                =========                 ========





                                                                                      Three Months Ended March 31,
                                                                                       2000                  1999
                                                                                       ----                  ----
                                                                                             (in thousands)

INTEREST EXPENSE:
     Buildscape(1)                                                              $      --                $      37
     Cybermax                                                                          --                        1
     Wickes(2)                                                                        274                      381
     Parent Group                                                                     337                      234
                                                                                ---------                ---------
                                                                                $     611                $     653
                                                                                =========                =========
EARNINGS(LOSS) BEFORE INCOME TAXES, EQUITY IN RELATED PARTIES, MINORITY
INTEREST AND DISCONTINUED OPERATIONS:
     Buildscape(1)                                                              $     --                 $  (1,120)
     Cybermax                                                                       (171)                     (196)
     Wickes(2)                                                                      (226)                     (381)
     Parent Group                                                                     83                      (142)
                                                                                --------                  --------
                  Total                                                         $    314                  $ (1,839)
                                                                                ========                  ========

IDENTIFIABLE ASSETS:
     Buildscape(1)                                                              $   (947)                  $   341
     Cybermax                                                                        555                       867
     Wickes                                                                       14,249                    12,490
     Parent Group                                                                 13,665                    10,008
                                                                                --------                 ---------
                  Total                                                         $ 27,522                 $  23,706
                                                                                ========                 =========


(1) After October 21, 1999, the Company's balance sheet and statements of operations reflect the Company's investment in Buildscape on the equity method.

(2) Includes $274,000, and $381,000 for an interest allocation from Riverside on
its  11%  secured  notes  and  13%  subordinated   notes  for  1999,  and  1998,
respectively.

                                   BUILDSCAPE

     The following table sets forth information concerning the results of Buildscape for 1999: (in thousands)

                                                                Three Months Ended March 31,
                                                                  2000                1999
                                                                  ----                ----


         Sales                                                 $     127        $       65
         Cost of sales                                               105                32
                                                               ---------        ----------
              Net profit                                              22                33
         Selling, general and administrative                       1,894             1,103
         Depreciation and amortization                               124                13
         Interest expense                                             --                37
                                                               ---------        ----------
             Total expenses                                        2,018             1,153
            Other operating income                                    18                --
                                                               ---------        ----------
            Net loss                                           $  (1,978)       $   (1,120)
                                                               =========        ==========


        On October 21, 1999, the Company sold to Imagine 38% of the common and 100% of the preferred shares of Buildscape. As a result, the Company accounted for its investment in Buildscape on the equity method after October 21, 1999. In addition, Buildscape entered into a stock purchase agreement with Imagine and Dow on May 12, 2000, whereby after a series of transactions, the Company's ownership will be further reduced. For additional information regarding this stock purchase agreement see Note 9. "Subsequent Events".

       In March 1999, Buildscapeauction.com was introduced. Although these websites are conducting sales, development costs continue as the site content is expanded and the functionality of the sites are enhanced and improved. Selling, General and Administrative Expense ("SG&A") includes personnel and technology costs relevant to developing the technology for the websites and the marketing sales plan for Buildscape.

      Buildscape has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties, including, among others, risks associated with technology and regulatory trends, evolving industry standards, growth and acquisitions, actual and prospective competition by entities with greater financial and other resources, the development of the Internet market and the need for additional capital. There can be no assurances that Buildscape will be successful in becoming profitable or generating positive cash flow in the future. Buildscape is considered to be a development stage company.




                                    CYBERMAX

The following table sets forth information concerning the results of Cybermax for the first three months of 2000 and 1999, respectively: (in thousands)

                                                                Three Months Ended March 31,
                                                                  2000                1999
                                                                  ----                ----

Sales                                                          $    404          $     400
Cost of sales                                                       124                 43
                                                               --------          ---------
         Net profit                                                 280                357
Selling, general and administrative                                 408                531
Depreciation and amortization                                        46                 22
Interest expense                                                      -                  1
                                                               --------          ---------
         Total expenses                                             454                554
Other operating income                                                3                  1
                                                               --------          ---------
Net loss                                                       $   (171)         $    (196)
                                                               ========          =========


         Revenues for the first three months of 2000 were $404,000 compared to $400,000 for the first three months of 1999. Revenues for the first three months of 2000 include $303,000 of e- Commerce solution sales, $52,000 of equipment sales and $49,000 of network services. Revenues for the first three months of
1999 include $339,000 of e-Commerce solution sales and $61,000 of network services. The direct costs for the first three months of 2000 include $54,000 for e- Commerce solution sales, $30,000 of equipment sales, $38,000 of network services and $2,000 of miscellaneous costs. The direct costs for the first three months of 1999 include $43,000 of network services. During the first three months of 1999, the direct costs for the e-Commerce solution sales were employee's salary which were included in the selling, general and administrative line item. In 2000, these costs were provided by an outside consulting firm and were included as a direct cost of selling the product.

         Selling, general and administrative expenses decreased for the first three months of 2000 to $408,000, compared to $531,000 during the first three months of 1999. The primary reason for this decrease was the reduction of the personnel in 2000 which was offset slightly by increases in contractual services, software services and marketing and advertising.

                                   WICKES INC.

         The Company estimates that the Company's results of operations include losses attributable to Wickes of $1,523,000 and $1,706,000 for the first three months of March 31, 2000 and 1999, respectively.

         The following discussion was obtained from the Wickes' Quarterly Report on Form 10-Q for the first quarter of 2000.

       The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Wickes' Annual Report on Form 10-K for the year ended December 25, 1999.

       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by Wickes, including those closed or sold during the period.

                                                     Three Months Ended
                                                     ------------------
                                             March 25,                March 27,
                                              2000                     1999
                                              ----                     ----

Net sales                                   100.0%                     100.0%
Gross profit                                 24.9%                      24.0%
Selling, general and
  Administrative expense                     23.9%                      23.4%
Depreciation, goodwill and
  Trademark amortization                      0.8%                       0.8%
Provision for doubtful accounts               0.2%                       0.2%
Restructuring and unusual items                --                         --
Other operating income                       (0.4)%                     (0.5)%
Income from operations                        0.4%                       0.1%

       Wickes' first quarter historically has been adversely affected by seasonal decreases in building construction activity in the Northeast and Midwest resulting from winter weather conditions. Weather conditions during the first quarter of 2000 were comparable to those of the first quarter of 1999. The first quarter of 2000 generally had favorable economic conditions for the building materials supply industry with single family housing starts only 3.4% lower as compared to a very strong first quarter of 1999.

       Net loss for the three months ended March 25, 2000 was $3,199,000 compared with a loss of $3,276,000 for the three months ended March 27, 1999. The reduction in the net loss primarily is the result of increased sales and gross profit partially offset by increases in SG&A expense, depreciation and interest expense.

                      PARENT COMPANY AND OTHER SUBSIDIARIES

       The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Buildscape, Cybermax and Wickes (the "Parent Group").

       The Parent Group's non-interest operating expenses for the first three months of 1999 increased to $90,000 compared to $(85,000) during the same period in 1999. The 1999 expenses include income of approximately $100,000, which resulted from the release of a reserve established in prior years in connection with the sale of the Company's former property and casualty operations.

       Revenues of the Parent Group (excluding investment income) for the first quarter of 2000 and 1999 were $0 and $40,000, respectively.

       Interest expense (excluding interest allocation to Wickes for the Parent Company's 11% and 13% notes of $274,000 in 2000 and $381,000 in 1999) for the quarters ending March 31, 2000 and 1999, were $337,000 and $234,000, respectively. In 2000, interest consisted of $71,000 on the Parent Company's other debt and $266,000 on the Parent Company's real estate mortgage debt. In 1999, interest consisted of $1,000 on the Parent Company's other bank debt and $233,000 on the Parent Company's real estate mortgage debt. The primary reason for the increase in interest expense is due to additional debt of the Company and higher interest rates on the Company's mortgage debt.

                             REAL ESTATE INVESTMENTS

       The Company's real estate investments consist of $7,308,000 in Georgia properties, $1,678,000 in Florida properties and $8,000 in other states.

       The Company had no sales of its real estate investments in the first three months of 2000 and 1999, respectively.

                                  INCOME TAXES

     The Company's effective tax rate was 0% for the three months ended March 31, 2000 and 1999. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

                         LIQUIDITY AND CAPITAL RESOURCES

       The Parent Company's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead.

       Operations (exclusive of Wickes, which is prohibited from paying dividends under its debt instruments) consist primarily of asset sales and Cybermax's operations. Proceeds from real estate sales are required to be applied to real estate debt reduction and are not available to the Parent Company for other purposes.

       The Parent Company's cash on hand and available borrowings will not be sufficient to cover its debt and support its operations and overhead through 2000. Therefore, the Parent Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of operations of its wholly-owned subsidiary, Cybermax. The principal source of funds for these purposes, and for the payment of interest on the Parent Company's indebtedness, has been sales of shares of Wickes and Greenleaf common stock.

       The $10,000,000 principal amount of the Company's 11% Notes is due in September 2000, and the $1,800,000 principal amount of the Company's short-term loan from Imagine is due August 2000.

       For  a  detailed  discussion  of  the  Parent  Company's   liquidity  and
management's plans related thereto, see Note 5. "Commitments and Contingencies".

       During the first three months of 2000, stockholders' equity increased by a net of $659,000. The primary reason for the increase was the change in unrealized gains on the Company's Greenleaf common stock which was approximately $2,270,000. In addition, the Company recorded gains on the sale of its Greenleaf common stock of $528,000. This increase was offset by losses attributable to Wickes of approximately $1,523,000. In addition, the Parent Company and Cybermax's operations incurred losses of approximately $616,000.

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

     To date, the Company has not experienced any significant Year 2000 problems and will continue to monitor its systems over the next few months.


ITEM 3.   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

             None.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  For information regarding the Company's legal proceedings, see
                  Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 2.           CHANGES IN SECURITIES

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  For information regarding the Company's default on its 11% collateralized notes, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

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

RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
__________________________________
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer

By /s/ Catherine J. Gray
__________________________________
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date:  May 19, 2000