Form 10-Q
period 2000-06-30
RIVERSIDE GROUP INC/FL
filed 2000-10-05
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                      Commission File
                                                      Number 0-9209
For Quarter Ended June 30, 2000
                  -------------                       ---------------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



                 Florida                               59-1144172
 ------------------------------------------            ---------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


 7800 Belfort Parkway, Jacksonville, Florida             32256
 -------------------------------------------             -----
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

                                               Yes   X                   No
                                                  -----

On September 30, 2000, there were 4,767,123 shares of the Registrant's common stock outstanding.

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

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets as of
                           June 30, 2000 (Unaudited)
                           and December 31, 1999                                                          3

                           Condensed Consolidated Statements
                           of Operations
                           Six months ended

                           June 30, 2000 and 1999 (Unaudited)                                             4

                           Condensed Consolidated Statements of
                           Cash Flows
                           Six months ended

                           June 30, 2000 and 1999 (Unaudited)                                             5

                           Notes to Condensed Consolidated

                           Financial Statements (Unaudited)                                               6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                                     17

         Item 3.           Quantitative and Qualitative Disclosures about
                           Market Risk                                                                    26

PART II.

         Item 2.           Changes in Securities                                                          27

         Item 5.           Other Information                                                              27

         Item 6.           Exhibits and Reports on Form 8-K                                               27




                    RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)




                                                                            June 30,               December 31,
                                                                              2000                     1999
                                                                         --------------           --------------
                                                       ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                           $          289           $          277
     Accounts receivable, less allowance for doubtful
        accounts of $14 at 2000 and $3 at 1999                                      375                      259
     Investment in Greenleaf Technologies Corp.                                   6,747                    1,253
     Notes receivable                                                                26                       30
     Prepaid expenses                                                               117                       19
                                                                         --------------           --------------
         Total current assets                                                     7,554                    1,838

Investment in Wickes Inc.                                                        14,564                   15,799
Investment in Buildscape Inc.                                                      (947)                    (947)
Real Estate held for sale                                                         7,387                    8,996
Property, plant and equipment, net                                                  259                      340
Other assets (net of accumulated amortization of
     $59 in 2000 and $46 at 1999)                                                   147                      157
                                                                         --------------           --------------
         Total assets                                                    $       28,964           $       26,183
                                                                         ==============           ==============

                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current debt and current  maturities of long-term debt              $       11,806           $       11,813
     Accounts payable                                                               477                      430
     Accrued liabilities                                                          1,058                    1,758
                                                                         --------------           --------------
       Total current liabilities                                                 13,341                   14,001

Long-term debt                                                                      268                      469
Mortgage debt                                                                    11,345                   11,345
Net liabilities of discontinued operations                                           20                       21
Other long-term liabilities                                                          84                       83
                                                                         --------------           --------------
        Total liabilities                                                        25,058                   25,919

Commitments and contingencies  (see Note 5)

COMMON STOCKHOLDERS' EQUITY :

     Common stock, $.10 par value; 20,000,000 shares authorized;                    477                      477
     4,767,123  issued and outstanding  in 2000 and 1999
     Additional paid in capital                                                  16,468                   16,468
     Accumulated other comprehensive income                                       6,747                    1,253
     Retained earnings (deficit)                                                (19,786)                 (17,934)
                                                                         --------------           --------------
     Total common stockholders' equity                                            3,906                      264


                                                                         --------------           --------------
          Total liabilities and common stockholders' equity              $       28,964           $       26,183
                                                                         ==============           ==============









     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                     (in thousands except per share amounts)







                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                            ---------------------------       -------------------------
                                                              2000             1999            2000                1999
                                                              ----             ----            ----                ----
REVENUES:


     Sales and service revenues                           $     344      $      270        $    748           $     751
     Net investment loss                                         (9)             (7)            (27)                (36)
     Net realized investment gains                              587              --           1,163                  --
     Other operating income                                      44              24              47                  49
                                                          ---------      ----------        --------           ---------
                                                                966             287           1,931                 764
                                                          ---------      ----------        --------           ---------
COSTS AND EXPENSES:

     Cost of sales                                              164             140             288                 218
     Provision for doubtful accounts                              9              63              11                   4
     Depreciation, goodwill and trademark amortization           63              94             125                 154
     Selling, general and administrative expenses               665           1,732           1,145               3,316
     Interest expense                                           723             650           1,334               1,303
                                                          ---------      ----------        --------           ---------
                                                              1,624           2,679           2,903               4,995
                                                          ---------      ----------        --------           ---------

LOSS BEFORE EQUITY IN EARNINGS (LOSSES)  OF

     RELATED PARTIES                                           (658)         (2,392)            (972)             (4,231)

     Equity in earnings (losses) of Wickes, Inc.                417           1,178             (880)               (147)
                                                          ---------      ----------         ---------         ----------
      NET LOSS                                            $    (241)     $   (1,214)       $  (1,852)         $   (4,378)
                                                          =========      ==========        =========          ==========




BASIC AND DILUTED LOSS PER COMMON SHARE:

     Loss per share                                       $   (0.05)     $   (0.23)        $  (0.39)          $    (0.84)

     Weighted average number of common shares
     used in computing earnings per share                 4,759,123      5,213,186         4,759,123           5,213,186






     See Accompanying Notes to Condensed Consolidated Financial Statements.




                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)



                                                                                   For the Six Months Ending June 30,

                                                                                   ----------------------------------
                                                                                     2000                       1999
                                                                                    -----                       ----

CASH FLOW FROM OPERATING ACTIVITIES

     Net loss                                                                   $  (1,852)                 $  (4,378)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation expense                                                         102                         93
         Amortization expense                                                          23                        321
         Amortization of bond discount                                                 --                        113
         Provision for doubtful accounts                                               11                         (4)
         Net realized investment gains                                             (1,058)                        --
         Equity in earnings  (losses) of unconsolidated subsidiaries                  880                       (113)
         Change in other assets and liabilities:
            Increase in accounts receivable                                          (127)                        (8)
            Decrease in notes receivable                                                4                        167
            Increase in other assets                                                 (107)                      (230)
            Increase(decrease)  in accounts payable and accrued liabilities          (654)                     1,082
            Increase in discontinued operations, other liabilities
             and current income taxes                                                  --                       (111)
                                                                                ---------                  ---------
         NET CASH USED IN OPERATING ACTIVITIES                                     (2,778)                    (3,068)
                                                                                ---------                  ---------

     CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments:
            Property, plant and equipment                                             (17)                      (131)
            Investment in real estate                                                  --                         --
         Proceeds from sales of investments
            Investment in real estate                                                1,599                         44
            Securities of Greenleaf Technologies Corp.                                 977                         --
            Securities of Wickes Inc.                                                  439                      1,186
                                                                                ----------                 ----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                   2,998                      1,099
                                                                                ----------                 ----------

     CASH FLOWS FROM FINANCING ACTIVITIES
            Repayment of debt                                                         (208)                      (153)
            Increase in borrowings                                                      --                      2,032
                                                                                ----------                 -----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (208)                     1,879

            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        12                        (90)
            Cash and cash equivalents at beginning of period                           277                        509

                                                                                ----------                 ----------
            Cash and cash equivalents at end of period                          $      289                 $      419
                                                                                ==========                 ==========
        SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
            Non-cash compensation expense (Greenleaf Option)                    $      105                 $       --



     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Basis of Financial Statement Presentation
         -----------------------------------------

         The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company no longer owns a majority interest in Buildscape, Inc. ("Buildscape") and at October 21, 1999, the Company began to report its investment in Buildscape on the equity method (see Note 3. "Investment in Buildscape"). Accordingly, the Company's consolidated balance sheet as of December 31, 1999 does not include the accounts of Buildscape. The Company's condensed consolidated statements of operations and cash flows for the period ending June 30, 1999, include Buildscape on a consolidated basis.

         The condensed consolidated balance sheets as of June 30, 2000, the condensed consolidated statements of operations for the six months ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000, and for all periods presented have been made. The results for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any interim period.

         The Company accounts for its investment in Greenleaf Technologies Corporation ("Greenleaf") securities according to the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that all applicable investments be classified as trading securities, available-for-sale, or held-to-maturity securities. Greenleaf securities have been classified as available-for-sale securities, and as such, will be reported at fair value based upon the closing price on the exchange on which they are traded on the last day of the quarter. The unrealized gains and losses are excluded from earnings, but reported within shareholders' equity in accumulated other comprehensive income (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

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

         Comprehensive Income
         --------------------

         Changes in the components of other comprehensive income and in accumulated other comprehensive income for the first six months of 2000 are as follows:


                                                                          Unrealized                  Total
                                                                           Gains on               Comprehensive
                                                                          Securities                 Income
                                                                          ----------              ------------
Balance at December 31, 1999                                              $    1,253               $   (1,425)

  Change during the first six months of 2000                                   5,494                    3,642
                                                                          ----------               ----------
Balance at June 30, 2000                                                  $    6,747               $    2,217
                                                                          ==========               ==========



The change in comprehensive income includes the change in unrealized gains and the net loss for the first six months of 2000.

         Earnings Per Share
         ------------------

         Basic and diluted earnings per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share is based on the weighted average number of shares of common stock outstanding during each period (4,759,123 shares in 2000 and 5,213,186 shares in 1999). Since the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.

2.       INVESTMENT IN WICKES INC.
         -------------------------

         As of June 30, 2000, Riverside beneficially owned 2,925,113 shares of Wickes Inc.'s ("Wickes") common stock, which constituted 36% of Wickes' outstanding voting and non-voting common stock.

         Summary financial information of Wickes for the first quarter of 2000 follows (in thousands):



                                                                           (unaudited)              (audited)
                                                                          June 24, 2000            Dec. 25, 1999
                                                                          -------------            -------------

Balance Sheet Data:
   Current assets                                                         $   261,658              $   241,835
   Total assets                                                               355,893                  334,636
   Current liabilities                                                         73,176                   79,312
   Long-term debt and other long-term liabilities                             253,451                  224,505
   Common stockholders' equity                                                 29,266                   30,819





                                                                          Three Months Ended                 Six Months Ended
                                                                          ------------------                 ----------------
                                                                     (unaudited)     (unaudited)       (unaudited)       (unaudited)
                                                                      June 24           June 26          June 24           June 26
                                                                       2000               1999             2000              1999
                                                                       ----               ----             ----              ----

Income Statement Data:
Net sales                                                           $  279,703        $  288,764       $  495,479        $  479,934
Cost of sales                                                          210,386           222,425          372,467           367,628
   Gross profit                                                         69,317            66,339          123,012           112,306
Selling, general &  administrative                                      59,290            54,810          110,746            99,480
Other expenses                                                           8,171             7,532           16,104            14,714
Other income                                                              (917)           (2,187)          (1,703)           (3,043)
Income(loss) before income tax                                           2,773             6,184           (2,135)            1,155
Net income (loss)                                                        1,532             3,587           (1,667)              311



3.       INVESTMENT IN BUILDSCAPE
         ------------------------

         On October 21, 1999, Imagine  Investments,  Inc. ("Imagine") made a $10 million investment in Buildscape which prior to the investment was a wholly-owned subsidiary of the Company. Imagine converted $3 million of convertible debt into common stock, exchanged 520,000 shares of Riverside common stock for Buildscape common stock and purchased an additional $5 million of Buildscape Series A Preferred Stock.

         In connection with the transaction, Imagine was granted the right to vote the Company's common shares on all matters with the exception of a change in control. As of October 22, 1999, the Company owned 62% of the Buildscape common stock; however, because the Company's voting rights were controlled by Imagine as of October 22, 1999, the Company accounted for its investment in Buildscape on the equity method. The Company retained 3,119,067 outstanding shares of Buildscape's common stock. As a result of this transaction, the Company owned (before Buildscape employee's stock options) 47% of Buildscape on a fully converted basis. Imagine owned 38% of the common and 100% of the preferred stock of Buildscape, or 53% on a fully converted basis.

         On May 12, 2000, Buildscape entered into a stock purchase agreement with Imagine and the Dow Chemical Company ("Dow") pursuant to which Dow purchased Series A Preferred Stock and common stock of Buildscape from Imagine and also purchased newly issued Series B Preferred Stock directly from Buildscape. As a result of these transactions, Imagine's right to vote the Company's common shares of Buildscape was terminated. Dow purchased one tranche of Series B Preferred Stock and will purchase a second tranche upon the completion of certain milestones by Buildscape. Dow also has an option to acquire additional shares in Buildscape that will increase its ownership to 50.1%. Upon the completion of all of these transactions, Riverside's ownership in Buildscape will be reduced from 47% to 35%, on a fully converted basis.

         Summary financial information of Buildscape for the second quarter of 2000 follows (in thousands):



                                                                          (unaudited)                  (audited)
                                                                         June 30, 2000              December 30, 1999
                                                                         -------------              -----------------

Balance Sheet Data:
    Current assets                                                        $     6,860               $     2,677
    Total assets                                                                8,691                     3,587
    Current liabilities                                                         1,818                     1,592
    Common stockholders' equity                                                 6,873                     1,995




                                                                       Three Months Ended                 Six Months Ended
                                                                        ------------------                 ----------------
                                                                           (unaudited)                        (unaudited)
                                                                       June 30,          June 30,         June 30,     June 30,
                                                                         2000               1999            2000         1999
                                                                         ----               ----            ----         ----

Income Statement Data:
    Net sales                                                       $    122          $    114         $    249         $    179
    Cost of goods                                                         91                91              196              123
       Gross profit                                                       31                23               53               56
    Selling, general & administrative                                  3,054             1,262            4,948            2,365
    Other expenses                                                       175                85              299              135
    Other income                                                         (54)               --              (72)              --
      Loss before income tax                                          (3,144)           (1,324)          (5,122)          (2,444)
    Net loss                                                          (3,144)           (1,324)          (5,122)          (2,444)



4.       INVESTMENT IN GREENLEAF

         As of September 30, 1998, the Company completed a transaction with Greenleaf, based in Iselin, New Jersey, whereby the Company acquired common shares of Greenleaf in exchange for 100% of the common stock of the Company's former wholly-owned subsidiary, Gameverse, Inc. As a result of Greenleaf's dissatisfaction with the transaction, on January 28, 2000, the Company and Greenleaf executed a Settlement Agreement (the "Greenleaf Settlement"). In the Greenleaf Settlement, the Company retained 10,000,000 shares of the 14,687,585 shares that it had originally received. The Company also retained a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf common stock at an exercise price of $.25 per share. In addition to the 10,000,000 retained shares, 3,000,000 of the Greenleaf shares are held in an escrow account (the "Escrow Shares"), pursuant to an Escrow Agreement acceptable to Greenleaf and the Company. The proceeds from the sale of the Escrow Shares are to be used to fund a mutually agreeable joint venture for the marketing of technology and internet-related products, to be owned in equal amounts by Greenleaf and the Company. In connection with the settlement, Riverside granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax, Inc. ("Cybermax"), a wholly-owned subsidiary of the Company. The exercise price is $1,000,000 and the expiration date of the option is September 30, 2003. In addition, the Company entered into an agreement with a subsidiary of Greenleaf, Future Com., South Florida, Inc. for use of satellite air time, related technology, hardware and software, on an as-needed basis, at fair market value.

INVESTMENT SECURITIES - AVAILABLE FOR SALE
------------------------------------------

         In accordance with SFAS 115 and Rule 144, under the Securities Act of 1933, as amended (the "'33 Act") 4,558,680 shares of the Company's common stock in Greenleaf are classified as available for sale as of June 30, 2000. The cost basis is $0 and the estimated fair market value is $6,747,000, resulting in gross unrealized gains of $6,747,000. Sales of Greenleaf shares are limited by Rule 144 under the '33 Act to (i) the greater of the average weekly reported volume of trading in such securities during the four calendar weeks preceding such a sale or (ii) 1% of Greenleaf's outstanding shares during a 90 day period. Based on the Company's intention to sell the maximum number of shares allowed in order to fund current operations and debt, such shares have been classified as available for sale and accordingly the value of such shares has been reflected as a component of comprehensive income, net of applicable tax of $0. No taxes have been provided as the Company has available net operating loss carryforwards and strategies which would result in no tax liability upon the sale of these securities.

5.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

WICKES INC.

         As of June 24, 2000, Wickes had accrued approximately $131,000 (included in accrued liabilities as of June 24, 2000) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

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

       Wickes is one of many defendants in approximately 196 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. Since 1993, Wickes has settled 24 similar actions for insignificant amounts, and another 224 of these actions have been dismissed. As of June 24, 2000, none of these suits have made it to trial.

       Losses in excess of the amounts accrued as of June 24, 2000 are possible but an estimate of these amounts cannot be made.

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

LIQUIDITY AND MANAGEMENT'S PLANS

         The Company's $1.8 million debt to Imagine due to mature on August 31, 2000 has been extended to December 15, 2000 and increased for the amount of unpaid interest and refinancing costs of $221,000. The Company has entered into a Amendment to Forbearance Agreement with the agent for its 11% Noteholders that will allow the principal and interest due on the 11% Notes on September 30, 2000 to be paid on December 31, 2000. The terms of this agreement provide (i) the Company will continue to sell Greenleaf common stock in a reasonable manner,
(ii) the Company will apply the proceeds from such sales first to the unpaid interest and second to the principal, (iii) the interest rate will remain at 17% and the Noteholders will receive a second lien behind Imagine on the 3,119,067 shares of Buildscape common stock. The Company continues to have discussions with other present and prospective lenders regarding refinancing all, or a portion of these debts. However, there can be no assurance that the Company will be able to refinance any of these debts prior to the extended due dates for these loans.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is primarily a holding company, which derives its financial resources through asset sales, additional borrowings or other financings. As described below, the principal source of funds in the past has been borrowings and sales of shares of Wickes common stock. However, because the Company has executed the Greenleaf Settlement (see Note 4, "Investment in Greenleaf"), the Company is now able to sell shares of its Greenleaf stock to cover some of its debt obligations, subject to the limitations and restrictions described below. The Company is currently working on additional options as discussed below. The primary use of funds is interest and principal payments on the Company's debt and to fund the operations of its wholly-owned subsidiary, Cybermax. Cybermax is generating sales and the Company projects that by the end of this year, Cybermax will generate cash from operations sufficient to fund its operations. However, there can be no assurance that this will occur.

         The Company estimates that as of September 30, 2000, it will have approximately $670,000 of accounts payable and other current liabilities (excluding interest payable), approximately $279,000 of which are past due. In March of 2000, the Company and Wickes renegotiated the terms of the Company's note to Wickes, deferring all principal payments due for one year, including the delinquent principal payments for November of 1999 and February of 2000.

         As stated above, the two assets that the Company may sell to cover immediate cash needs are Wickes and Greenleaf common stock. However, as of September 30, 2000, all of the Company's 12,918,543 shares of Wickes common stock were pledged to secure various obligations of the Company. On the closing of the Imagine short-term loan, Imagine released 81,970 shares of Wickes common stock, thereby permitting the Company to sell such shares. Imagine has agreed to release another 81,720 shares of Wickes common stock that the Company will sell in the market and use the proceeds to cover payables and current operating costs. The Company currently owns 9,230,000 shares of Greenleaf common stock and has a five year option to purchase two million shares at $0.25 per share. All 9,230,000 shares owned are pledged to secure the Company's 11% Notes, and any proceeds of sale are required to be applied as discussed above. The Company owns an additional three million shares of Greenleaf common stock that are held in an escrow account, pursuant to an escrow agreement between the Company and Greenleaf (see Note 4. "Investment in Greenleaf").

         The Company has been selling shares of Wickes and Greenleaf common stock to meet the immediate cash requirements of interest due and operations. Through September 30 , 2000, the Company has sold 81,970 shares of Wickes common stock and 770,000 shares of Greenleaf common stock for proceeds of approximately $476,000 and $1,286,000, respectively. Proceeds from the sale of Wickes common stock are used to pay the interest due to Wickes and to fund current operating costs. All proceeds from the sale of Greenleaf common stock are used to pay the 11% Noteholders as discussed in Note 6."Long Term and Mortgage Debt".

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

         In June 2000, the Company sold 6.83 acres of its Florida real estate, which generated proceeds of approximately $1.6 million. The entire proceeds were used to pay the interest due on the Company's mortgage debt and a prepayment of interest of approximately $88,000.

         The Company sold 8.6 acres of its Altanta real estate in September for $861,000 and the Company currently has 45 acres of its Atlanta real estate under contract to sell. All sales proceeds, estimated at $7.8 million (after closing costs) will be used to pay interest, real estate taxes and pay down principal on the current mortgage debt of $11.3 million. The Company previously had a contract to sell all remaining acres scheduled for a May closing, however, the buyer was unable to meet the terms of the sale and it was cancelled.

         The Company's assessment of the matters described in this note and other Forward-Looking Information is inherently subject to uncertainty. The outcome of certain matters described in this note may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, Wickes' ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom Wickes may be entitled to indemnity, and the unpredictability of matters in litigation.

         In addition, the discussion above of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the success of, and level of cash flow generated by Cybermax, (ii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iii) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of Cybermax and Buildscape, (iv) the ability of the Company to raise funds through sales of Wickes and Greenleaf common stock and (v) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including re-zoning permits, interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia. In addition to the factors described above, the Company's ability to sell Wickes and Greenleaf common stock would depend upon, among other things, the trading prices for these securities, and, in light of the relatively low trading volume for Wickes, the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.


6.       LONG TERM AND MORTGAGE DEBT
         ---------------------------

         Consolidated long-term and mortgage debt is comprised of the following as of June 30, 2000 (in thousands):




     LONG-TERM DEBT

     Collateralized Notes                                                                  $     9,805
     Other                                                                                       2,269
     Less: current maturities                                                                  (11,806)
                                                                                           -----------
     Total Company long-term debt less current maturities                                  $       268

     MORTGAGE DEBT

     Mortgage debt, non-recourse                                                           $    11,345

                                                                                           -----------
              Total long-term and mortgage debt
                less current maturities                                                    $    11,613
                                                                                           ===========


                                       14

COLLATERALIZED NOTES ("THE 11% NOTES")

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

         On May 8, 2000, the Company and the 11% Note holders executed a Forbearance Agreement that precluded the 11% Note holders from taking any action to accelerate the payment of the 11% Notes, as long as the Company performed pursuant to the terms of the agreement. The terms included funding the balance of the $550,000 principal payment that was due April 30, 2000 and selling additional shares of Greenleaf common stock in subsequent months with the entire proceeds applied to reduce the outstanding principal on the 11% Notes. The Company reduced the principal balance of the notes by $195,000 in June, $145,000 in July and $160,000 in August, however, these payments fell below the requirements of the forbearance agreement.


         The Company has entered into an Amendment to the Forbearance Agreement with the agent for the 11% Noteholders that will allow the interest and principal due on September 30, 2000, to be paid on December 31, 2000. The terms of this agreement provide (i) the Company continue to sell the Greenleaf common stock in a reasonable manner, (ii) the Company will apply the proceeds from such sales first to the unpaid interest and second to the unpaid principal, (iii) the interest rate will remain at 17% and the Noteholders will receive a second lien behind Imagine on the 3,119,067 shares of Buildscape common stock.

OTHER

WICKES PROMISSORY NOTE

         In March of 2000, the Company and Wickes renegotiated the terms of the Wickes promissory note, deferring all principal payments, including the delinquent principal payments due in November of 1999 and February of 2000, for one year, after which the principal payments are due on a quarterly basis. The interest on this note will be payable on a quarterly basis.

IMAGINE SHORT-TERM LOAN

         As of May 9, 2000, the Company had made payments of $9,553 under the Imagine short-term loan but was delinquent with respect to required payments of approximately $174,675 of interest. In connection with the Greenleaf Settlement, the Company granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax, all of which are pledged to Imagine. The Company believes that if Greenleaf exercises this stock option, then the Imagine short-term loan will be paid in full. The Company and Imagine have agreed to extend the principal and interest payments due on August 15, 2000 until December 15, 2000. The $1.8 million loan balance will be increased for unpaid interest and refinancing costs of $221,000 with this extension.

7.       INCOME TAXES
         ------------

         The Company's effective tax rate was 0% for the six months ended June 30, 2000 and 1999. The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be realized in the near future.

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

9.       SUBSEQUENT EVENTS
         -----------------

         In the second quarter management proposed the transfer of additional shares of Greenleaf's common stock and options to certain officers and employees. These issuances are subject to the Company's Board of Directors review and approval. On April 7, 2000, the Board engaged an outside consulting firm to conduct a compensation analysis of incentive programs. The Board has not taken any further action pending receipt of the report.

        On August 14, 2000, the Company executed an Amendment to the Forbearance Agreement with the agent for the 11% Noteholders, that provides for an extension of the maturity date of the Notes from September 30, 2000 to December 31, 2000. For further information regarding this extension see Note 5. "Commitments and Contingencies".

        On August 10, 2000, Imagine agreed to extend the maturity date of its Note from August 31, 2000 to December 15, 2000 and to increase the principal due for the unpaid interest and refinancing costs of $221,000. For further
information   regarding   this   extension   see   Note  5.   "Commitments   and
Contingencies".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------- -------

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

                              RESULTS OF OPERATIONS

                                     GENERAL

     The Company reported results of operations for the three and six months ended June 30, 2000 and 1999, as follows (in thousands):



                                                                     Three Months Ended                       Six Months Ended
                                                                      ------------------                      ----------------
                                                                         (unaudited)                             (unaudited)
                                                                   June 30,           June 30,           June 30,         June 30,
                                                                     2000               1999               2000             1999
                                                                     ----               ----               ----             ----

Earnings(loss) before income taxes,
  and equity in related parties(1)(2)                            $     (658)       $    (2,392)      $      (972)      $    (4,231)

Income tax (benefit) expense                                                                --                                 --

Equity in  earnings (losses)
  of Wickes Inc.(3)                                                     417              1,178              (880)             (147)
                                                                 ----------        -----------        ----------        ----------

Net loss                                                         $     (241)       $    (1,214)       $   (1,852)       $   (4,378)
                                                                 ==========        ===========        ==========        ==========




(1) Includes realized investment gains of $587,000 and $0 for the three months ended June 30, 2000 and 1999, and $1,163,000 and $0 for the six months ended June 30, 2000 and 1999, respectively.

(2) The Company accounted for its investment in Buildscape under the equity method for the six months of 2000. During the same period in 1999, the Company consolidated Buildscape's operations with those of the Company and its subsidiaries.

(3) Includes goodwill amortization of $130,200 and $130,200 for the three months ended June 30, 2000 and 1999, and $260,400 and $260,400 for the six months ended June 30, 2000 and 1999, respectively.

                                LINES OF BUSINESS

     The following  tables sets forth certain  financial  data for the three and six months ended June 30, 2000 and 1999, respectively, for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. Buildscape's operations are consolidated with those of the Company and its subsidiaries through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the first six months of 2000. The "Parent Group" includes real estate, parent company, discontinued operations and all eliminating entries for inter-company transactions.



                                                                        Three Months Ended                    Six Months Ended
                                                                        ------------------                    ----------------

                                                                    June 30,         June 30,            June 30,          June 30,
                                                                      2000            1999                 2000              1999
                                                                      ----            ----                 ----              ----

                                                                          (in thousands)                        (in thousands)

SALES:

     Buildscape(1)                                               $         --      $      114         $         --     $        179
     Cybermax                                                             344             143                  748              543
     Wickes(2)                                                             --              --                   --               --
     Parent Group                                                          --              13                   --               29
                                                                 ------------      ----------         ------------      -----------
          Total                                                  $        344      $       270        $        748       $      751
                                                                 ============      ===========        ============       ==========

COST OF SALES:

     Buildscape(1)                                               $         --      $        91        $        --     $        123
     Cybermax                                                             164               48                288               91
     Wickes(2)                                                             --               --                 --               --
     Parent Group                                                          --                1                 --                4
                                                                 ------------      -----------         ----------     ------------
          Total                                                  $        164      $       140         $      288     $        218
                                                                 ============      ===========        ===========     ============

OTHER OPERATING INCOME:

     Buildscape(1)                                               $         --      $        --        $       --       $       --
     Cybermax                                                               9               --                12                1
     Wickes(2)                                                             --               --                --               --
     Parent Group                                                          35               24                35               48
                                                                 ------------      -----------        ----------       ----------
          Total                                                  $         44      $        24        $       47        $      49
                                                                 ============      ===========        ==========        =========

INVESTMENT INCOME AND REALIZED
  GAINS/(LOSSES):

     Buildscape(1)                                               $        --       $        --        $       --      $        --
     Cybermax                                                             --                --                --               --
     Wickes(2)                                                            36                --                84               --
     Parent Group                                                        542                (7)            1,052              (36)
                                                                 -----------       -----------        ----------      -----------
          Total                                                  $       578       $        (7)       $    1,136      $       (36)
                                                                 ===========       ===========        ==========      ===========










                                                                     Three Months Ended                    Six Months Ended
                                                                     ------------------                    ----------------
                                                                June 30,            June 30,            June 30,        June 30,
                                                                  2000                1999                2000            1999
                                                                  ----                ----                ----            ----
                                                                       (in thousands)                       (in thousands)
EXPENSES:

     Buildscape(1)                                               $        --       $      1,301       $       --      $     2,417
     Cybermax                                                            430                445              884              998
     Wickes(2)                                                            --                 --               --               --
     Parent Group                                                        307                143              397               59
                                                                 -----------       ------------       ----------      -----------
          Total                                                  $       737       $      1,889       $    1,281      $     3,474
                                                                 ===========       ============       ==========      ===========

INTEREST EXPENSE:

     Buildscape(1)                                               $        --       $         46       $       --      $        83
     Cybermax                                                             --                  1               --                2
     Wickes (2)                                                          374                382              648              763
     Parent Group                                                        349                221              686              455
                                                                 -----------       ------------       ----------      -----------
          Total                                                  $       723       $        650       $    1,334      $     1,303
                                                                 ===========       ============       ==========      ===========

EARNINGS(LOSS) BEFORE INCOME

  TAXES, EQUITY IN RELATED PARTIES
  AND MINORITY INTEREST:

     Buildscape(1)                                               $        --       $     (1,324)      $       --      $    (2,444)
     Cybermax                                                           (241)              (351)            (412)            (547)
     Wickes(2)                                                          (338)              (382)            (564)            (763)
     Parent Group                                                        (79)              (335)               4             (477)
                                                                 -----------       ------------       ----------       ----------
          Total                                                  $      (658)      $     (2,392)      $     (972)      $   (4,231)
                                                                 ===========       ============       ==========       ==========

IDENTIFIABLE ASSETS:

     Buildscape(1)                                               $      (947)               713       $     (947)     $       713
     Cybermax                                                            558                569              558              569
     Wickes(2)                                                        14,564             13,405           14,564           13,405
     Parent Group                                                     14,789             10,043           14,789           10,043
                                                                 -----------       ------------       ----------      -----------
          Total                                                  $    28,964       $    24,730        $   28,964      $    24,730
                                                                 ===========       ===========        ==========      ===========



(1) After October 21, 1999, the Company's balance sheet and statements of operations reflect the Company's investment in Buildscape on the equity method.

(2) Includes an interest allocation from Riverside on its 11% secured notes and 13% subordinated notes of $374,000 and $382,000 for the three months ended June 30, 2000 and 1999, respectively, and $648,000 and $763,000 for the six months ended June 30, 2000 and 1999, respectively.

                                BUILDSCAPE, INC.

     The following table sets forth unaudited information concerning the results of Buildscape for the three and six months ended June 30, 2000 and 1999, respectively: (in thousands)


                                                                    Three Months Ended                    Six Months Ended
                                                                     ------------------                   ----------------
                                                                          (unaudited)                        (unaudited)
                                                                   June 30,          June 30,            June 30,       June 30,
                                                                     2000              1999                2000           1999
                                                                     ----              ----                ----           ----

Sales                                                            $      122        $      114         $      249      $      179
Cost of sales                                                            91                91                196             123
                                                                 ----------        ----------         ----------      ----------
    Net profit                                                           31                23                 53              56

Selling, general and administrative                                   3,054             1,262              4,948           2,365
Depreciation and amortization                                           165                39                289              52
Interest expense                                                         10                46                 10              83
                                                                 ----------        ----------         -----------     ----------
         Total expenses                                               3,229             1,347              5,247           2,500

Other income                                                             54                --                 72              --
                                                                 ----------        ----------         ----------      ----------

Net loss                                                         $   (3,144)       $   (1,324)        $   (5,122)     $   (2,444)
                                                                 ==========        ==========         ==========      ==========



         On October 21, 1999, the Company sold to Imagine 38% of the common and 100% of the preferred stock of Buildscape. As a result, the Company accounted for its investment in Buildscape under the equity method after October 21, 1999.

         On May 12, 2000, Buildscape entered into a stock purchase agreement with Imagine and the Dow Chemical Company ("Dow") pursuant to which Dow purchased Series A Preferred Stock and common stock of Buildscape from Imagine and also purchased newly issued Series B Preferred Stock directly from Buildscape. Dow purchased one tranche of Series B Preferred Stock upon the completion of certain milestones by Buildscape. Dow also acquired an option to acquire additional shares in Buildscape that will increase its ownership to 50.1%. Upon the completion of the transactions, Riverside's ownership in Buildscape will be reduced from 47% to 35%, on a fully converted basis.

         In March 1999, Buildscapeauction.com was introduced. Although this website is conducting sales, development costs continue as the site content is expanded and the functionality of the site is enhanced and improved. Selling, general and administrative expense includes personnel and technology costs relevant to developing the technology for the website and the marketing sales plan for the Buildscape.

         Buildscape delivers products and services to construction professionals through the Internet and other emerging technologies. BuildscapePro (www.buildscapepro.com) provides access to real-time product and procurement information, including pricing, availability and delivery. This allows professional builders and contractors to better manage the flow of materials, locate subcontractors and enhance their customer service. Buildscape also operates www.buildscape.com, giving consumers access to building products and information for their home improvement needs.

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

                                 CYBERMAX, INC.

         The following table sets forth unaudited information concerning the results of Cybermax for the three and six months ended June 30, 2000 and 1999, respectively (in thousands):




                                                       Three Months Ended                      Six Months Ended
                                                       ------------------                      ----------------
                                                          (unaudited)                             (unaudited)
                                                      June 30,     June 30,                  June 30,      June 30,
                                                       2000          1999                     2000           1999
                                                       ----          ----                     ----           ----

Sales                                                $   344      $    143              $     748         $    543
Cost of sales                                            164            48                    288               91
                                                     -------      --------              ---------         --------
     Net profit                                          180            95                    460              452

Selling, general and administrative                      384           414                    792              943
Depreciation and amortization                             46            31                     92               53
Interest expense                                          --             1                     --                2
                                                     --------     --------              ---------         --------
Total expenses                                           430           446                    884              999

Other operating income                                     9            --                     12               1
                                                     --------      --------               --------        --------
Net loss                                             $  (241)      $  (351)               $  (412)        $  (547)
                                                     ========      ========                =======        ========


                                       21

         Revenues for the second quarter of 2000 were $344,000 compared to $143,000 for the comparable period in 1999. Revenues for the second quarter of 2000 include $250,000 of e-Commerce solution sales, $34,000 of software and equipment sales, $7,000 of multi-media solution sales and $53,000 of network services. Revenues for the second quarter of 1999 include $87,000 of e-Commerce solution sales, $8,000 of software and equipment sales and $48,000 of network services. The direct costs for the second quarter of 2000 include $83,000 for e-Commerce solution sales, $28,000 of software and equipment sales, $40,000 network services and $13,000 of miscellaneous costs. The direct costs for the second quarter of 1999 include $6,000 of costs for software and equipment sales, $35,000 of costs for network services and $7,000 of miscellaneous costs. During the second quarter of 1999, the direct costs for the e-Commerce solution sales were employees salaries which were included in the selling, general and administrative line item. In 2000, these costs were provided by an outside consulting firm and were included as a direct cost of sales.

         Revenues for the first six months of 2000 were $748,000 compared to $543,000 for the first six months of 1999. Revenues for the first six months of 2000 include $553,000 of e-Commerce solution sales, $86,000 of software and equipment sales, $7,000 of multimedia solutions sales and $102,000 of network services. Revenues for the first six months of 1999 include $426,000 of e-Commerce solution sales, $8,000 of software and equipment sales and $109,000 of network services. The direct costs for the first six months of 2000 include $137,000 for e-Commerce solution sales, $57,000 of software and equipment sales, $78,000 of network services and $16,000 of miscellaneous costs. During the first six months of 1999, the direct costs for the e-Commerce solution sales were employees salaries which were included in the selling, general and administrative line item. In 2000, these costs were provided by an outside consulting firm and were included as a direct cost of sales.

         Selling, general and administrative expenses decreased for the second quarter of 2000 to $384,000, compared to $414,000 during the first six months of 1999. The primary reason for this decrease was the reduction of personnel and legal expense which was offset slightly by increases in contractual services, software services and marketing and advertising expense.

         Selling, general and administrative expenses decreased for the first six months of 2000 to $792,000, compared to $943,000 during the first six months of 1999. The primary reason for this decrease was the reduction of the personnel in 2000 and legal expenses which was offset slightly by increases in contractual services, software services and marketing and advertising expense.

                                   WICKES INC.

         The Company estimates that its results of operations for the second quarter of 2000 include profits of $79,000 attributable to Wickes, compared to profits of $796,000 for the same period in 1999. The Company estimates that its results of operations include losses of $1,444,000 and $909,000 attributable to Wickes, for the first six months ended June 30, 2000 and 1999, respectively.

         The following discussion was obtained from the Wickes Quarterly Report on Form 10-Q for the second quarter of 2000.

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



                                                       Three Months Ended                      Six Months Ended
                                                       ------------------                      ----------------
                                                           (unaudited)                            (unaudited)
                                                     June 24,           June 26            June 24,          June 26,
                                                       2000               1999               2000              1999
                                                     --------           --------           --------          -------

Net sales                                             100.0%               100.0%           100.0%            100.0%
     Gross profit                                      24.8%               23.0%             24.8%             23.4%
Selling, general and
  administrative expense                               21.2%               19.0%             22.4%             20.7%
Depreciation, goodwill and
  trademark amortization                                0.7%                0.6%              0.7%              0.6%
Provision for doubtful accounts                         0.0%                0.0%              0.1%              0.1%
Other operating income                                 (0.3)%              (0.8)%            (0.3)%            (0.6)%
Income from operations                                  3.2%                4.2%              2.0%              2.6%


         Wickes' results of operations are historically affected by, among other factors, weather conditions, interest rates, lumber prices, housing starts and other external economic factors. Weather conditions during the first six months of 2000 were relatively comparable to the prior year. However, in Wickes' largest region, the Midwest, experienced extremely wet conditions in May and June which tends to adversely impact sales. The second quarter and first half of 2000 showed continuing trends of higher interest rates, which many builders took as a sign to slow down production and test demand. As a result of these factors, housing starts for the second quarter of 2000 were down from the second quarter of 1999 a combined 5.4% in the Midwest and Northeast regions of the United States (5.3% and 5.4%, respectively). The Midwest and Northeast represented approximately 79.0% of Wickes' sales in the second quarter of 2000 versus 76.4% of Wickes' sales in the comparable period of 1999. When combined with the South, housing starts for the second quarter of this year were flat in all regions served by Wickes over the same period last year. On a year-to-date basis, actual housing starts are relatively comparable to last year. In addition to the effects of the foregoing, escalating fuel prices and higher interest rates have also adversely impacted Wickes' earnings.

         Net income for the three months ended June 24, 2000 was $1.5 million compared with a net income of $3.6 million for the three months ended June 26, 1999. The decrease in net income for the three-month period primarily is the result of increased sales, general and administrative expenses, interest and depreciation expenses, as well as a reduction in other operating income, all of which offset higher gross margins.

         Net loss for the first six months of 2000 was $1.7 million compared with net loss of $311,000 for the first six months of 1999. The decrease in net income for the six-month period primarily is the result of increases in sales, general and administrative, depreciation and interest expenses, as well as a reduction in other operating income, all of which offset higher gross margins.

                      PARENT COMPANY AND OTHER SUBSIDIARIES

         The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Buildscape, Cybermax and Wickes (the "Parent Group").


         The Parent Group's non-interest operating expenses for the second quarter of 2000 increased to $307,000 compared to $143,000 for the same period in 1999. On April 14, 2000, the Company's Board of Directors authorized the Company to transfer certain options held by the Company to acquire common stock of Greenleaf to certain employees of the Company. Accordingly, in the second quarter of 2000, the Company recorded income of approximately $105,000 included in net realized investment gains, which represents the value of the shares transferred. Such approval effectively results in the awarding of options and the recognition of compensation expense of approximately $105,000, accordingly. In addition, travel, audit and legal expenses increased during the second quarter of 2000 compared to the second quarter of 1999.

         Revenues of the Parent Company (excluding investment income) for the second quarter of 2000 and 1999 were $35,000 and $24,000, respectively.

         Interest expense (excluding interest allocation to Wickes for the Parent Company's 11% and 13% Notes of $374,000 in 2000 and $382,000 in 1999) for the second quarter of 2000 and 1999, were $349,000 and $221,000 respectively. In 2000, interest consisted of $71,000 on the Parent Company's other debt and $278,000 on the Parent Company's real estate mortgage debt. In 1999, interest consisted of $2,000 on the Parent Company's other bank debt and $219,000 on the Parent Company's real estate mortgage debt. The primary reason for the increase in interest expense is due to additional debt of the Company and higher interest rates on the Company's mortgage debt.

         The Parent Group's non-interest operating expenses for the first six months of 2000 increased to $307,000 compared to $59,000 during the same period in 1999. The 1999 expenses include income of approximately $100,000, which resulted from the release of a reserve established in prior years in connection with the sale of the Company's former property and casualty operations. In 2000, compensation expense of approximately $105,000 was included for options transferred to employees, as discussed above. In addition travel, audit and legal expenses were higher for the six months of 2000 compared to the six months of 1999.

         Revenues of the Parent Group (excluding investment income) for the first six months of 2000 and 1999 were $35,000 and $48,000, respectively.

         Interest expense (excluding interest allocation to Wickes for the Parent Company's 11% and 13% notes of $648,000 in 2000 and $763,000 in 1999) for the six months of 2000 and 1999, were $686,000 and $455,000 respectively. In 2000, interest consisted of $142,000 on the Parent Company's other debt and $544,000 on the Parent Company's real estate mortgage debt. In 1999, interest consisted of $3,000 on the Parent Company's other bank debt and $452,000 on the Parent Company's real estate mortgage debt. The primary reason for the increase in interest expense is due to additional debt of the Company and higher interest rates on the Company's mortgage debt.

                             REAL ESTATE INVESTMENTS

         The Company's real estate investments consist of $7,306,000 in Georgia properties, and $81,000 in other states.

         During the second quarter of 2000, the Company sold 6.83 acres of its Florida property for $1,636,000, and recorded a loss of $3,400 on the sale.
During the fourth quarter of 1999, the Company had established a reserve for $278,000 on this property. The Company had no sales of its real estate investments during the second quarter of 1999.

                                  INCOME TAXES

                  The Company's effective tax rate was 0% for the three and six months ended June 30, 2000 and 1999. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

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

         The $9,500,000 principal amount of the Company's 11% Notes due September 30, 2000, and the $1,800,000 principal amount of the Company's short-term loan from Imagine due August 31, 2000, has been extended. For further information regarding these loans see Note 5. "Commitments and Contingencies" and Note 6. "Long Term and Mortgage Debt".

         For a detailed discussion  of  the  Parent   Company's   liquidity  and
management's plans related thereto, see Note 5. "Commitments and Contingencies".

         During the first six months of 2000, stockholders' equity increased by a net of $3,642,000. The primary reason for the increase was the change in unrealized gains on the Company's Greenleaf common stock which was approximately $5,494,000. In addition, the Company recorded gains on the sale of its Greenleaf common stock of $977,000. This increase was offset by losses attributable to Wickes of approximately $1,444,000. In addition, the Parent Company's and Cybermax's operations incurred losses of approximately $1,385,000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      None.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                           For information regarding the Company's legal proceedings, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                           For information regarding the Company's default on its 11% Notes, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         4.1      (a)      Forbearance  Agreement dated  May 8, 2000  among  the
                           registrant and the Secured Noteholders.

                  (b)      Amendment to the Forbearance Agreement dated  August
                           14, 2000 among the registrants and the Secured   Note
                           Holders.

                  (c) First Amendment to Loan Agreement and Stock Pledge Agreements dated August 31, 2000 among the registrant and Imagine Investments.

                  (d) First Amended and Restated Promissory Note dated August 31, 2000 among the registrant and Imagine Investments.

                  (e) Stock Pledge Agreement dated August 31, 2000 among the registrant and Imagine Investments.


         27.1  Financial Data Schedule (SEC Use Only)

                  (b)      Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K dated as of May 26, 2000 reporting under Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
----------------------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer




By /s/ Catherine J. Gray
----------------------------------------
Catherine J. Gray
Senior Vice President and
Chief Financial Officer

Date:  October 4, 2000

                              FORBEARANCE AGREEMENT

         THIS AGREEMENT, made as of the 8th day of May, 2000, by and between RIVERSIDE GROUP, INC., a Florida corporation (the "Debtor") and MITCHELL W.
LEGLER  ("Agent")  as  agent  for  the  Holders  shown  on  Exhibit  "A"  hereto
("Holders").

                                    RECITALS


         A. The Debtor and the Holders are parties to a Credit Agreement dated as of April 1, 1999 (as amended or modified from time to time, the "Credit Agreement"), pursuant to which the Holders have made loans totaling in the aggregate $10,000,000.00 evidenced by secured promissory notes dated April 1, 1999 (as amended, modified or extended, the "Notes"). All terms used in this Agreement which are not defined in this Agreement shall have the same meaning as is ascribed to them in the Credit Agreement.

         B. An Event of Default has occurred and is continuing under the Notes and the Credit Agreement, resulting from the Debtor's failure to make certain payments as required.

         C. The Debtor has requested that the Holders and the Agent forbear from the exercise of its rights and remedies under the Credit Agreement and Collateral Documents (as defined in the Credit Agreement), and enter into certain additional agreements, all as hereafter set forth, and the Holders and the Agent have agreed to forbear and to enter into such other agreements as hereinafter set forth, on and subject to all of the terms and conditions set forth in this Agreement and in consideration of the representations, warranties, covenants and agreements of the Debtor hereinafter set forth.

         NOW, THEREFORE, for and in consideration of the sum of Ten and 00/100 Dollars ($10.00) in hand paid, and to induce the Holders and the Agent to continue to forbear from taking any collection action with respect to the Notes, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the recitals are true and correct and do also hereby agree as follows:

     1. REPRESENTATIONS AND WARRANTIES OF THE DEBTOR. The Debtor hereby agrees and acknowledges, and represents and warrants to the Holders, as follows:

          (a)     RECITALS.  The Recitals are true and correct.

          (b) CREDIT AGREEMENT. The representations and warranties of the Debtor contained in the Credit Agreement and the Collateral Documents or delivered in connection with the Credit Agreement and the Collateral Documents continue to be true and correct in all material respects as of the date hereof, except to the extent that such representations and warranties relate solely to an earlier date and except that the Debtor is in default in its existing credit facility with Imagine, Inc.

          (c)     AUTHORITY.

               (i) The execution, delivery and performance of this Agreement by the Debtor has been duly and properly authorized and approved by the Debtor; and

               (ii) The Debtor has the power and authority to execute this Agreement and perform its obligations hereunder.

         (d)      OUTSTANDING INDEBTEDNESS.

               (i) As of the date of this Agreement, the outstanding principal balance of the Notes is $10,000,000.00, plus accrued interest;

               (ii) The Event of Default described in the Recitals hereto is continuing;

               (ii) The Agent has given the required notice under the Notes, the Credit Agreement and the Collateral Documents of the occurrence of the Event of Default. The Debtor acknowledges that the Notes are now due and payable on demand by the Agent as a result of the Event of Default, that the Holders and the Agent have the right, at any time and in their sole discretion, to demand repayment in full of the Notes and that the Notes bear interest at the Default Rate; and

               (iv) Notwithstanding the execution and delivery of this Agree-ment and any other settlement documents delivered in connection herewith, and notwithstanding any subsequent cure of the Event of Default, the Debtor acknowledges and agrees that, except as set forth in this Agreement, neither this Agreement nor any other settlement document, nor any action taken or omitted pursuant to this Agreement or any other settlement document, shall constitute or be deemed to constitute a cure of the Event of Default or a reinstatement of the Notes, and, except as set forth in this Agreement, the Notes shall remain in default.

          (e)     CREDIT AGREEMENT AND COLLATERAL DOCUMENTS; WAIVERS BY DEBTOR.

               (i) The Credit Agreement, this Agreement and the other Collat-eral Documents constitute the valid and legally binding obligations of the Debtor and are enforceable against the Debtor in accordance with their respective terms;

               (ii) Except for the Event of Default described in the Recitals hereto, the Debtor is in full compliance with the covenants and agreements of the Debtor set forth in the Credit Agreement and the other Collateral Documents.

               (ii) Neither this Agreement nor any other settlement document delivered in connection herewith shall be deemed or construed to be a satisfaction, novation or release of the Credit Agreement or any other Collateral Document, or any of them, or, except as expressly provided in this Agreement, a waiver or forbearance by Holders of any of the rights of the Holders under the Credit Agreement and the Collateral Documents, or any of them, or at law or in equity;

               (iv) The Debtor has no presently existing defenses, affirmative defenses, set-offs, claims, counterclaims or causes of action of any kind or nature whatsoever against the Agent or the Holders with respect to (a) the Credit Agreement, the Collateral Documents, or the indebtedness evidenced or secured thereby, (b) any other documents or instruments evidencing, securing or in any way relating to the Notes, (c) the administration or funding of the Notes by the Holders or the Agent or (d) any actions or courses of dealing by the Agent or the Holders; and

         (f) LEGAL PROCEEDINGS. Except as set forth in the Credit Agreement, the Debtor is not a party to, or the subject of, any lawsuit, complaint, counterclaim, cross-claim, adversary proceeding, arbitration proceeding, bankruptcy or insolvency proceeding, administrative claim or other legal action or proceeding.

          (g) NO FRAUDULENT INTENT. Neither the execution or delivery of this Agreement or any other settlement documents, nor the performance of any actions required hereunder or thereunder, is being consummated by the Debtor with or as a result of any actual intent by the Debtor to hinder, delay or defraud any person or entity to which the Debtor is now or will hereafter become indebted.

         (h) NO BANKRUPTCY INTENT. The Debtor has no present intent (i) to file any petition under any chapter of the Federal Bankruptcy Code, or in any manner to seek relief, protection, reorganization, liquidation, dissolution or similar relief for Debtor under any other local, state, federal or other insolvency law or laws providing for relief of Debtor or in equity, or (ii) directly or indirectly to cause any involuntary petition under any chapter of the Federal Bankruptcy Code to be filed against the Debtor, or directly or indirectly to cause any Debtor to become the subject of any proceedings pursuant to any other state, federal or other insolvency laws or laws providing for the relief of Debtor, either at the present time, or at any time hereafter. The Debtor hereby waives to the fullest extent permitted by law any benefit of an automatic stay under the Federal Bankruptcy Code.

     2.  COVENANTS AND AGREEMENTS OF THE DEBTOR.

          (a) RESTRICTIONS ON COLLATERAL. The Debtor agrees to cooperate in all respects with the requests of the Agent for monitoring of all property of the Debtor, whether real or personal, tangible or intangible or mixed, and wherever located, which serves as collateral for the Notes or any other obligations of the Debtor under the Credit Agreement or Collateral Documents, and in furtherance thereof, the Debtor agrees that the Agent may be present at any or all of the Debtor's business locations, at any reasonable time, and from time to time for the purpose of examining and making copies of any and all books and records of the Debtor and for the purpose of examining and monitoring, but not controlling, the condition, location and status of all Collateral, and the Debtor agrees to provide the Agent with full and complete access to all such information and shall provide such assistance and perform such acts as such agent or representative may reasonably require in connection therewith.

          (b) NOTICE OF PROCEEDINGS. The Debtor shall notify the Agent in writing, promptly upon learning thereof, of the institution of any suit, administrative proceeding or other legal proceeding which if adversely determined would materially affect the operations, financial condition or business of any of the Debtor.

          (c) COMPLIANCE WITH CREDIT AGREEMENT AND COLLATERAL DOCUMENTS. The Debtor shall comply fully and promptly with the covenants and agreements of the Debtor set forth in the Credit Agreement and the Collateral Documents, except to the extent inconsistent with the terms of this Agreement.

          (d)  PRINCIPAL REDUCTION.  The Debtor agrees that

               (i) on or before May 31, 2000 the outstanding principal of the Notes shall have been reduced by $200,000;

               (ii) on or before July 15, 2000, the outstanding principal of the Notes shall have been reduced by $550,000;

               (iii) on or before August 15, 2000 the outstanding principal of the Notes shall have been reduced by $550,000 plus the proceeds of the sale on or after July 15, 2000, of 200,000 of the Greenleaf Shares (as defined in the Credit Agreement), with such proceeds being delivered to the Agent immediately upon receipt by the Debtor;

               (iv) on or before September 15, 2000 the outstanding principal of the Notes shall have been reduced by $550,000 plus the proceeds of the sale on or after July 15, 2000, of 400,000 of the Greenleaf Shares with such proceeds being delivered to the Agent immediately upon receipt by the Debtor; and

               (v) the Notes shall remain due and payable in full without notice on September 30, 2000.

Provided, however, for purposes of subparagraphs (i) through (iv), in the event that the proceeds of the sales of Greenleaf Shares are not received by the Agent by the due dates shown above, no Forbearance Default shall be deemed to occur if the proceeds from the Greenleaf shares are (x) held in a brokerage account in which the Holders have a perfected first priority security interest and (y) received by the Agent no later than August 21 and September 21 respectively.

          (e)  COMPENSATION FOR SELECTED EXECUTIVE OFFICERS.

               (i) The Debtor shall not permit the aggregate amount of "Compensation" (as defined below) either directly or indirectly paid by the Debtor and/or its majority-owned subsidiaries to Steven J. Wilson and Catherine
J. Gray ("Selected Executive Officers") to exceed $35,000 per month, beginning May 1, 2000; provided however, that this amount shall be reduced dollar-for-dollar, but not below $2,500 per month for any "Excess Compensation" (as defined below) paid to the Selected Executive Officers by any affiliates of the Debtor which are not majority-owned subsidiaries (including, without limitation, Wickes Inc. and Buildscape, Inc.). For purposes of this subsection "Compensation" shall include base salary, all bonuses, personal expenses paid to or for the benefit of the Selected Executive Officers and all other amounts required to be included as compensation on an employee's Internal Revenue Form W-2 for Federal Income Tax purposes. "Excess Compensation" shall mean monthly Compensation to the Selected Executive Officers during any calendar year beginning January 1, 2000 in which the total Compensation to both of the Selected Executive Officers, calculated on a year to date, annualized basis, is in excess of $400,000 per annum in the aggregate, provided, however, that this calculation will exclude cash bonuses of $778,000 paid prior to June 2, 2000, with respect to calendar year 1999.

               (ii) Debtor shall not and shall not permit its majority-owned subsidiaries to, grant to the Selected Executive Officers any property intended as compensatory benefits, including without limitation, stock options, stock purchase rights, stock appreciation rights, and insurance benefits, other than those listed on Exhibit B which were approved prior to March 31, 2000 except to the extent such property is subject to a valid, perfected security interest in favor of the Holders and the Selected Executive Officers execute an acknowledgement that their rights in such property are subordinate to that of the Holders.

          (f) PAYMENTS TO AFFILIATES. The Debtor shall not and shall not permit its majority- owned subsidiaries to make any payments to affiliates of the Company in excess of $5,000 per month including, without limitation any affiliate owning or operating an airplane.

          (g)  INTEREST  RATE.  Notwithstanding  any  provision  of  the  Credit
Agreement or the Notes to the contrary, effective as of May 1, 2000, until September 30, 2000, Interest on the Notes shall accrue at 17% per annum, and after September 30, 2000, if not sooner paid in full, the Notes will bear interest at the highest rate permitted by applicable law not to exceed 25% per annum.

          (h) FURTHER ASSURANCES. At any time, and from time to time, upon request by the Agent, the Debtor will take such action as may, in the reasonable opinion of the Agent, be necessary or desirable in order to effectuate, complete or perfect, or to continue and preserve the Holders' security interest in and to any Collateral, and including execution, delivery, filing and recordation of such security agreements, financing statements, continuation statements, instruments of further assurance, certificates, or other documents necessary to correct any technical or inadvertent errors or omissions.

     3.  RELEASE OF HOLDERS AND AGENT.

          (a) RELEASE AND COVENANT NOT TO SUE. The Debtor, for itself and its successors and assigns, and subject to the limitations hereinafter set forth, does hereby (i) remise, release, acquit, satisfy and forever discharge the Holders and the Agent, and all of their past, present and future officers, directors, employees, agents, attorneys, heirs, representatives, successors and assigns of any of the above persons or entities (hereinafter referred to as the "Released Parties"), from any and all manner of action and actions, cause or causes of action, suits, debts, sums of money, accounts, covenants, contracts, controversies, obligations, liabilities, agreements, promises, expenses, variances, trespasses, damages, judgments, liens, claims of lien, claims, counterclaims, or demand of every nature and kind whatsoever, if any, at law or in equity, whether now accrued or hereafter maturing and whether known and unknown, which the Debtor now has or hereafter can, shall or may have by reason of any matter, cause of thing, from the beginning of the world to and including the date of this Agreement, arising out of or in connection with the Notes, Credit Agreement, any other Collateral Documents, or any transactions or other matters in connection therewith, including without limitation, the administration or funding of the Notes and the loans evidenced thereby; and (ii) covenant and agree never to institute or cause to be instituted a suit or any other form of action or proceeding of any kind or nature against the Released Parties, or any of them, by reason of or in connection with any of the actions or matters described in this Section (a); provided, however, that this release and covenant not to sue shall not apply to any claims arising after the "Termination Date" (as defined in Section 4 below) under or in connection with this Agreement.

     4. COVENANTS AND AGREEMENTS OF HOLDERS AND AGENT. The Holders and the Agent hereby covenant and agree that, except as otherwise expressly provided in this Agreement, unless and until a Forbearance Default (as hereinafter defined) shall occur, the Holders shall not, prior to the Termination Date (as defined below), except as otherwise specifically and expressly contemplated by this Agreement, file any proceedings or otherwise take any action to enforce the Holders' rights and remedies against the Debtor under or in connection with the Credit Agreement or the Collateral Documents (the forbearance from such actions by Holders, subject to the terms and conditions of this Agreement, being referred to herein as the "Forbearance Covenant"). For purposes hereof, "Termination Date" shall mean the earlier of (i) September 30, 2000, or (ii) the date the Debtor shall file, or shall have filed against it, any petition in bankruptcy under any Chapter of the Bankruptcy Code; or any receiver or trustee shall be appointed for all or any portion of the assets of the Debtor which constitutes Collateral; or the Debtor shall make a general assignment for the benefit of creditors, or shall file any petition seeking reorganization, liquidation, dissolution or similar relief under any present or future federal, state or local law or regulation relating to bankruptcy, insolvency or other relief for Debtor; or there shall be appointed, or any action or proceeding shall be initiated seeking the appointment of, a receiver, liquidator, or custodian of all or any portion of the assets of any Debtor. The Debtor expressly acknowledges and agrees, however, that from and after the Termination Date or such earlier date as a

Forbearance Default (as hereinafter defined) shall occur, and except as provided in the first sentence of this Section 4, the Holders shall have the right, at any time and from time to time, without notice of any kind, to exercise any and all rights and remedies available against the Debtor under the Credit Agreement, the Collateral Documents, this Agreement, or at law or in equity, to the same extent as the Holders would be entitled if the foregoing Forbearance Covenant had never been a part of this Agreement and the Debtor agrees following the Termination Date to cooperate with the Holders in the liquidation or other disposition of the remaining Collateral. It is specifically agreed and understood that the Forbearance Covenant does not apply, relate or extend to any actions that the Holders may take under the Credit Agreement or Collateral Documents or at law or in equity to preserve and protect the Collateral and the interests of the Holders in such Collateral, including without limitation (i) filing actions against or defending or intervening in actions brought by third parties or the Debtor relating to such Collateral or the interests of the Debtor therein, or (ii) the sending of notices to any persons or entities concerning the existence of security interests (including, without limitation, notices to account debtors) or liens in favor of the Holders concerning any such Collateral, but only to the extent believed prudent by the Holders to preserve and protect the Holders' liens thereon or security interests therein or the perfection of such liens and security interests, or (iii) filing actions against or defending or intervening in actions brought by third parties relating to Collateral acquired by such third parties from the Debtor subject to or in violation of the Holders' security interest or lien. Nothing herein shall be deemed to prohibit the Holders at any time from selling, assigning or otherwise transferring the Notes, or any portion thereof, together with all Collateral therefor and together with all rights and remedies of the Holders under this Agreement, the Credit Agreement and Collateral Documents to any person whatsoever, subject to the terms of this Agreement and the Debtor hereby consents to and waives the right, if any, to object to any such sale, assignment or transfer.

     5.  FORBEARANCE DEFAULTS.

          (a) DEFINED. For purposes of this Agreement, each of the following shall constitute a "Forbearance Default":

               (i) Breach of Covenant; Misrepresentation. The Debtor shall breach, default under or fail to perform in all material respects any of its respective covenants, agreements and obligations under this Agreement, or any representation or warranty of Debtor hereunder shall be materially untrue.

               (ii) Suit by the Debtor. The Debtor shall file or institute against the Holders, the Agent or any of their officers, directors, employees, agents or attorneys a lawsuit, complaint, administrative claim, adversary proceeding or other legal action.

               (iii) Liens. Any third party shall obtain, after the date hereof, a lien against any of the Collateral not otherwise permitted under the Credit Agreement or the Collateral Documents, but only if the Agent determines in good faith that such lien would have a material adverse effect on the ability of the Holders to collect the indebtedness evidenced by the Notes.

               (iv) Interference. The Debtor shall take any action of any kind or nature whatsoever, either directly or indirectly, to oppose, impede, obstruct, hinder, enjoin or otherwise interfere with the exercise by the Holders (provided that any such exercise does not result in a breach of the Forbearance Covenant) of their rights and remedies against or with respect to the Collateral.

               (v) Tax Liens. Any federal tax lien, or any tax lien by any other governmental authority, shall be filed against all or any portion of any Collateral.

               (vi) Other Documents. Any Event of Default shall occur under the Credit Agreement or any Collateral Document other than the existing Event of Default; provided, however, that the occurrence of a default under the Debtor's credit arrangements with a creditor other than the Holders shall not constitute a Forbearance Default unless the creditor in question accelerates the maturity of such indebtedness or takes any other action or exercises any remedies to seek to collect such indebtedness.

     6. REMEDIES. Upon the occurrence of a Forbearance Default, the Agent and the Holders shall have all the rights and remedies provided in the Credit Agreement and the Collateral Documents or available under applicable law.

     7.  MISCELLANEOUS PROVISIONS.

          (a) SURVIVAL OF PROVISIONS. The covenants, representations and obligations of the Debtor contained in this Agreement, including, without limitation, the releases and covenants not to sue set forth in Section 3 hereinabove, shall survive and continue in full force and effect, notwithstanding the occurrence of a Forbearance Default, the Termination Date, or the consummation of the transactions contemplated by this Agreement.

          (b) NO LIMITATION OF REMEDIES, WAIVER. No right, power or remedy conferred upon or reserved to or by the Holders and the Agent in this Agreement is intended to be exclusive of any other right, power or remedy conferred upon or reserved to or by the Holders and the Agent hereunder or under the Credit Agreement, the Collateral Documents, or at law or in equity, but each and every remedy shall be cumulative and concurrent, and shall be in addition to each and every other right, power and remedy given hereunder or under the Credit Agreement, the Collateral Documents, or now or hereafter existing at law or in equity. Except as specifically and expressly set forth in this Agreement, nothing contained in this Agreement shall constitute a waiver of any rights or remedies of Holders under the Credit Agreement, the Collateral Documents, or at law or in equity.

          (c) NO ADMISSION. The Debtor expressly acknowledges and agrees that the release of the Holders and the Agent, as set forth in Section 3 hereof, is not and shall not be construed as an admission of wrongdoing, liability or culpability on the part of the Holders and the Agent, or as an admission by the Holders and the Agent of the existence of any claims of any of the Debtor against the Holders and the Agent. The Debtor further acknowledges that, to the extent that any such claims may exist, they are speculative and not liquidated. In any event, the Debtor acknowledges and agrees that the value to the Debtor of covenants and agreements of the Holders and the Agent under this Agreement is in excess of and constitutes more than "reasonably equivalent value" for the claims and liabilities released by the Debtor hereunder.

          (d) NO PARTNERSHIP OR JOINT VENTURE. Neither this Agreement nor any other settlement documents delivered in connection herewith, nor any prior agreement, actions or omissions shall in any respect be interpreted, deemed or construed as making the Holders and the Agent a partner or joint venturer with the Debtor, and the Debtor agrees not to make any contrary assertion, contention, claim or counterclaim in any action, suit or other legal proceeding involving the Holders and the Agent. Nothing herein shall give the Holders and the Agent any control over or right to control any aspect of the Debtor's business except for Collateral.

          (e) SUCCESSORS OR ASSIGNS. All covenants and agreements contained in this Agreement shall bind and inure to the benefit of the parties hereto and their respective heirs, executors, legal representatives, successors, successors-in-title and assigns, whether so expressed or not.

          (f) CONSTRUCTION OF AGREEMENT. The Holders, the Agent and the Debtor acknowledge and agree (i) that it has participated in the negotiation of this Agreement, and no provision of this Agreement shall be construed against or interpreted to the disadvantage of any party hereto by any court or other governmental or judicial authority by reason of such party having or being deemed to have structured, dictated or drafted such provision; (ii) that it at all times has been represented by legal counsel in the negotiation of the terms of and in the preparation and execution of this Agreement, and has had the opportunity to review and analyze this Agreement for a sufficient period of time prior to the execution and delivery thereof; (iii) that no representations, warranties, covenants or agreements have been made by or on behalf of the Holders, the Agent or the Debtor, or relied upon by the Holders, the Agent or the Debtor, in connection with the execution and delivery of this Agreement and pertaining to the subject matter of this Agreement, other than those that are expressly set forth in this Agreement and all prior statements, representations, warranties, covenants and agreements of Holders are totally superseded and merged into this Agreement; (iv) that all of the terms of this Agreement were negotiated at arm's-length, and that this Agreement was prepared and executed without fraud, duress, undue influence or coercion of any kind exerted by any of the parties upon the others; and that the execution and delivery of this Agreement is the free and voluntary act of the Holders, the Agent and the Debtor.

          (g) INVALID PROVISION TO AFFECT NO OTHERS. If any clause or provision herein operated or would prospectively operate to invalidate this Agreement, in whole or in part, then such clause or provision only shall be held for naught, as though not herein contained, and the remainder of this Agreement shall remain operative and in full force and effect.

          (h) NOTICES. All notices permitted or required to be made under this Agreement shall be made in accordance with the Credit Agreement and Collateral Documents.

          (i) GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.

          (j) HEADINGS. The headings of the articles, paragraphs and subparagraphs of this Agreement are for the convenience of reference only, are not to be considered a part hereof, and shall not limit or otherwise affect any of the terms hereof.

          (k) MODIFICATIONS. The terms of this Agreement may not be changed, modified, waived, discharged or terminated orally, but only by an instrument or instruments in writing, signed by the party against whom the enforcement of the change, modification, waiver, discharge or termination is asserted. Moreover, the Debtor expressly agrees that this Agreement and any failure by the Holders or the Agent to exercise any and all remedies or rights available to them shall not constitute a course of dealing requiring any subsequent forbearance in exercise of any remedies and rights.

          (l)  TIME OF ESSENCE.  Time is of the essence of this Agreement.

          (m) NO THIRD PARTY BENEFICIARIES. All covenants and agreements of the parties hereto are solely and exclusively for the benefit of the parties hereto and no other person or entity shall have standing to require performance of any such covenants and agreements, and no other person or entity shall, under any circumstances, be deemed to be a beneficiary of such obligations.

          (n) SETTLEMENT DISCUSSIONS. The parties hereto agree that any and all oral communications among or between any parties hereto whether prior to or after the execution hereof are in the nature of settlement discussions and, except to the extent embodied in writing and signed by the parties, no position taken and no statement made during such discussions shall be admissible as evidence in any court of law or in any hearing or legal proceeding pertaining in any way to this Agreement or any Collateral Document or the transactions arising therefrom. In that regard, the parties hereto agree to keep confidential any and all such discussions, making information relating thereto available only to those persons within their own organizations and such advisors as have a reasonable basis for knowing. Thus, such discussions and conduct or statements made in connection therewith or made hereafter prior to the date the provisions of this Section (o) are formally terminated in writing by notice given by any party to the others shall be treated as part of the compromise discussion between the parties and fall within the Exclusionary Rule of Evidence contained in Florida Statutes Section 90.408 (1991).

          (o) DUE NOTICE. The Debtor agrees that it has at all times received reasonable notice of actions and demands by the Holders and the Agent, been given reasonable opportunity to correct any defaults before actions being taken by the Holders and the Agent, the Holders and the Agent have acted in good faith in their dealings, have not breached any of their obligations under the Credit Agreement or other Collateral Documents and that the Holders and the Agent have made no agreements and incurred no obligations in favor of the Debtor except as is expressly set forth in the Credit Agreement or other Collateral Documents and this Agreement or otherwise in a writing signed by the Holders and the Agent.

          (p) NO USURY. In no event shall interest, including any charge or fee deemed to be interest, accrue or be payable hereon or on account of the indebtedness arising under this Agreement, the Credit Agreement, the Notes or any Collateral Document, in excess of the highest contract rate allowed by law for the time such indebtedness shall be outstanding and unpaid. If by reason of the acceleration of maturity of such indebtedness, or for any other reason, interest in excess of the highest rate allowed by law shall be charged or paid, any such excess shall be refunded to the Debtor together with interest thereon at the highest rate permitted by law at the time of such overcharge. The Debtor agrees to accept such reimbursement or principal reduction in lieu of any other remedies it may have under law.

         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement under seal, as of the day and year first above written.

Signed, sealed and delivered in the presence of:

Riverside Group, Inc.


By:________________________
         Name:                      Mitchell W. Legler, as Agent for the Holders
         Title                      shown on Exhibit "A" hereto.

                                   EXHIBIT "A"

                                 LIST OF HOLDERS

Cecil Altmann
Creek Farms Corp.
Lovco, Inc.
East Adams Corporation
Fujita Investment Co., Ltd.
Gerlach & Company
Kirschner, Kenneth M.
Pitt & Co.
Southern Farm Bureau Casualty Company
Hare & Co. NY
American Centennial Insurance Company
Frederick H. Schultz 1994 Trust

                                   EXHIBIT "B"

                      COMPENSATION BENEFITS APPROVED PRIOR
                                TO MARCH 31, 2000

                                      NONE

                       AMENDMENT TO FORBEARANCE AGREEMENT


         THIS AMENDMENT TO FORBEARANCE AGREEMENT, made as of the 14th day of August, 2000, by and between RIVERSIDE GROUP, INC., a Florida corporation (the "Debtor") and MITCHELL W. LEGLER ("Agent") as agent for the Holders shown on Exhibit "A" hereto ("Holders").

                                    RECITALS

         A. The Debtor and the Holders are parties to a Credit Agreement dated as of April 1, 1999 (as amended or modified from time to time, the "Credit Agreement"), pursuant to which the Holders have made loans totaling in the aggregate $10,000,000.00 evidenced by secured promissory notes dated April 1, 1999 (as amended, modified or extended, the "Notes").

         B. An Event of Default has occurred and is continuing under the Notes and the Credit Agreement, resulting from the Debtor's failure to make certain payments as required.

         C. As of May 8, 2000, the Agent and the Debtor entered into a Forbearance Agreement ("Original Agreement") whereby for certain consideration, including scheduled principal reduction payments, the Holders and the Agent agreed to not take action to enforce their rights and remedies pursuant to the Credit Agreement as a result of the Event of Default until the Termination Date (as defined in the Original Agreement).

         D. The Debtor has advised the Agent that it will be unable to make its scheduled principal reduction payment on August 15, 2000, which will constitute a Forbearance Default and is unlikely to make the additional required payments due between the date of this Agreement and September 30, 2000, and has requested that the Holders and the Agent agree to forbear from the exercise of its rights and remedies under the Credit Agreement and Collateral Documents and the Original Agreement until December 31, 2000.

         NOW, THEREFORE, for and in consideration of the sum of Ten and 00/100 Dollars ($10.00) in hand paid, and to induce the Holders and the Agent to continue to forbear from taking any collection action with respect to the Notes, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the recitals are true and correct and do also hereby agree as follows:

     1. DEFINITIONS. The Original Agreement as amended by this Amendment shall be referred herein as the "Forbearance Agreement". All terms used in this Amendment which are not otherwise defined herein shall have the same meaning as is ascribed to them in the Original Agreement.

     2. REPRESENTATIONS AND WARRANTIES OF THE DEBTOR. The Debtor hereby agrees and acknowledges, and represents and warrants to the Holders, as follows:

          (a)     Recitals.  The Recitals are true and correct.

          Credit Agreement. The representations and warranties of the Debtor contained in the Credit Agreement and the Collateral Documents or delivered in connection with the Credit Agreement and the Collateral Documents continue to be true and correct in all material respects as of the date hereof.

          Original Agreement. The representations and warranties of the Debtor contained in the Original Agreement or delivered in connection with the Original Agreement continue to be true and correct in all material respects as of the date hereof.

          Authority.

               (i) The execution, delivery and performance of this Amendment by the Debtor has been duly and properly authorized and approved by the Debtor; and

               (ii) The Debtor has the power and authority to execute this Amendment and perform its obligations hereunder.

          (e)         Outstanding Indebtedness.

               (i) As of the date of this Amendment the outstanding principal balance of the Notes is $9,500,000.00, plus accrued interest;

               (ii) The Event of Default and Forbearance Default described in the Recitals hereto are continuing;

               (iii) The Debtor acknowledges that the Notes are now due and payable on demand by the Agent as a result of the Event of Default and the Forbearance Default, that the Holders and the Agent have the right, at any time and in their sole discretion, to demand repayment in full of the Notes and that the Notes bear interest at the Default Rate; and

               (iv) Notwithstanding the execution and delivery of this Amendment and any other settlement documents delivered in connection herewith, and notwithstanding any subsequent cure of the Event of Default or Forbearance Default, the Debtor acknowledges and agrees that, except as set forth in the Forbearance Agreement, neither this Amendment nor any other settlement document, nor any action taken or omitted pursuant to the Forbearance Agreement or any other settlement document, shall constitute or be deemed to constitute a waiver or cure of the Event of Default or the Forbearance Default or a reinstatement of the Notes, and the Notes shall remain in default.

          (f)      Credit Agreement and Collateral Documents; Waivers by Debtor.

               (i) The Credit Agreement, the Original Agreement, this Amendment and the other Collateral Documents constitute the valid and legally binding obligations of the Debtor and are enforceable against the Debtor in accordance with their respective terms;

               (ii) Except for the Event of Default and Forbearance Default described in the Recitals hereto, the Debtor is in full compliance with the covenants and agreements of the Debtor set forth in the Credit Agreement, the Original Agreement, and the other Collateral Documents.

               (iii) Neither this Amendment nor any other settlement document delivered in connection herewith shall be deemed or construed to be a satisfaction, novation or release of the Credit Agreement, the Original Agreement, or any other Collateral Document, or any of them, a waiver by Holders of any of the rights of the Holders under the Credit Agreement, the Forbearance Agreement and the Collateral Documents, or any of them, or at law or in equity;

               (iv) The Debtor has no defenses, affirmative defenses, set-offs, claims, counterclaims or causes of action of any kind or nature whatsoever with respect to (a) the Credit Agreement, the Original Agreement, the Collateral Documents, or the indebtedness evidenced or secured thereby, (b) any other documents or instruments evidencing, securing or in any way relating to the Notes, (c) the administration or funding of the Notes by the Holders or the Agent or (d) any actions or courses of dealing by the Agent or the Holders; and

          (g) Legal Proceedings. Except as set forth in the Credit Agreement, the Debtor is not a party to, or the subject of, any lawsuit, complaint, counterclaim, cross-claim, adversary proceeding, arbitration proceeding, bankruptcy or insolvency proceeding, administrative claim or other legal action or proceeding.

          (h) No Fraudulent Intent. Neither the execution or delivery of this Amendment or any other settlement documents, nor the performance of any actions required hereunder or thereunder, is being consummated by the Debtor with or as a result of any actual intent by the Debtor to hinder, delay or defraud any person or entity to which the Debtor is now or will hereafter become indebted.

          (i) No Bankruptcy Intent. The Debtor has no intent (i) to file any petition under any chapter of the Federal Bankruptcy Code, or in any manner to seek relief, protection, reorganization, liquidation, dissolution or similar relief for Debtor under any other local, state, federal or other insolvency law or laws providing for relief of Debtor or in equity, or (ii) directly or indirectly to cause any involuntary petition under any chapter of the Federal Bankruptcy Code to be filed against the Debtor, or directly or indirectly to cause any Debtor to become the subject of any proceedings pursuant to any other state, federal or other insolvency laws or laws providing for the relief of Debtor, either at the present time, or at any time hereafter. The Debtor hereby waives to the fullest extent permitted by law any benefit of an automatic stay under the Federal Bankruptcy Code.

     3.       AMENDMENTS TO COVENANTS AND AGREEMENTS OF THE DEBTOR.

          (a) Section 2(d) of the Original Agreement. Section 2(d) of the Original Agreement is hereby amended in its entirety as follows:

          (d)   Intentionally Omitted.

          (b) Section 2(g) of the Original Agreement. Section 2(g) of the Original Agreement is hereby amended in its entirety as follows:

          (g) Interest Rate. Notwithstanding any provision of the Credit Agreement or the Notes to the contrary, effective as of May 1, 2000, until December 31, 2000, Interest on the Notes shall accrue at 17% per annum, and after December 31, 2000, if not sooner paid in full, the Notes shall bear interest at the highest rate permitted by applicable law not to exceed 25% per annum.

          (c) Section 2(i) of the Original Agreement. A new Section 2(i) is hereby added at the end of Section 2 of the Original Agreement which shall read as follows:

          (i) Interest Reduction. The Debtor agrees that from the date hereof until such time as there is no outstanding interest accrued on the Notes, the Debtor shall liquidate in an orderly fashion the Greenleaf Shares, seeking to sell as many such shares as the market can absorb on a daily basis without materially and adversely effecting the price of such shares. The proceeds of such liquidation shall be delivered to the Agent immediately upon receipt by the Debtor, to be applied to reduce the outstanding interest of the Notes and to pay expenses which the Debtor is required to pay under the Credit Agreement and this Agreement.

          (d) Section 2(j) of the Original Agreement. A new Section 2(j) is hereby added at the end of Section 2 of the Original Agreement, which shall read as follows:

         (j) Buildscape Lien. The Debtor shall grant to the Agent on behalf of the Holders a perfected security interest second in priority only to that of Imagine Investments, LLC (the "Buildscape Lien") in 100% of the shares of Buildscape, Inc. and the proceeds thereof (the "Buildscape Shares") owned by the Debtor, which the Debtor represents to the Agent constitute not less than 36% of all outstanding shares of Buildscape as of the date hereof, and Debtor sand Imagine Investments hall execute all documents necessary to evidence and to perfect such security interest and limit the debt of Imagine Investments as set forth below (the "Buildscape Collateral Documents"). For purposes of the Credit Agreement and this Forbearance Agreement, the definition of Collateral shall be deemed to include the Buildscape Shares and the definition of Collateral Documents shall include the Buildscape Collateral Documents. The Debtor shall not permit the debt secured by the lien senior to the Buildscape Lien to exceed $2.4 million. The Buildscape Collateral Documents shall contain an acknowledgment from the Imagine Investments that the priority its existing lien is senior to the Buildscape Lien is only to the extent of a principal balance not to exceed $2.4 million.

          (e)  Amendment  to  Covenants and  Agreements  of  Holders and  Agent.
Section 4 of the Original Agreement is amended in its entirety as follows:

         4. COVENANTS AND AGREEMENTS OF HOLDERS AND AGENT. The Holders and the Agent hereby covenant and agree that, except as otherwise expressly provided in this Agreement, unless and until a Forbearance Default (as hereinafter defined) shall occur, the Holders shall not, prior to the Termination Date (as defined below), except as otherwise specifically and expressly contemplated by this Agreement, file any proceedings or otherwise take any action to enforce the Holders' rights and remedies against the Debtor under or in connection with the Credit Agreement or the Collateral Documents (the forbearance from such actions by Holders, subject to the terms and conditions of this Agreement, being referred to herein as the "Forbearance Covenant"). For purposes hereof, "Termination Date" shall mean the earlier of (i) December 31, 2000, or (ii) the date the Debtor shall file, or shall have filed against it, any petition in bankruptcy under any Chapter of the Bankruptcy Code; or any receiver or trustee shall be appointed for all or any portion of the assets of the Debtor which constitutes Collateral; or the Debtor shall make a general assignment for the benefit of creditors, or shall file any petition seeking reorganization, liquidation, dissolution or similar relief under any present or future federal, state or local law or regulation relating to bankruptcy, insolvency or other relief for Debtor; or there shall be appointed, or any action or proceeding shall be initiated seeking the appointment of, a receiver, liquidator, or custodian of all or any portion of the assets of any Debtor. The Debtor expressly acknowledges and agrees, however, that from and after the Termination Date or such earlier date as a Forbearance Default (as hereinafter defined) shall occur, and except as provided in the first sentence of this Section 4, the Holders shall have the right, at any time and from time to time, without notice of any kind, to exercise any and all rights and remedies available against the Debtor under the Credit Agreement, the Collateral Documents, this Agreement, or at law or in equity, to the same extent as the Holders would be entitled if the foregoing Forbearance Covenant had never been a part of this Agreement and the Debtor agrees following the Termination Date to cooperate with the Holders in the liquidation or other disposition of the remaining Collateral. It is specifically agreed and understood that the Forbearance Covenant does not apply, relate or extend to any actions that the Holders may take under the Credit Agreement or Collateral Documents or at law or in equity to preserve and protect the Collateral and the interests of the Holders in such Collateral, including without limitation (iii) filing actions against or defending or intervening in actions brought by third parties or the Debtor relating to such Collateral or the interests of the Debtor therein, or (iv) the sending of notices to any persons or entities concerning the existence of security interests (including, without limitation, notices to account debtors) or liens in favor of the Holders concerning any such Collateral, but only to the extent believed prudent by the Holders to preserve and protect the Holders' liens thereon or security interests therein or the perfection of such liens and security interests, or (v) filing actions against or defending or intervening in actions brought by third parties relating to Collateral acquired by such third parties from the Debtor subject to or in violation of the Holders' security interest or lien. Nothing herein shall be deemed to prohibit the Holders at any time from selling, assigning or otherwise transferring the Notes, or any portion thereof, together with all Collateral therefor and together with all rights and remedies of the Holders under this Agreement, the Credit Agreement and Collateral Documents to any person whatsoever, subject to the terms of this Agreement and the Debtor hereby consents to and waives the right, if any, to object to any such sale, assignment or transfer.

     4. CONDITIONS. The effectiveness of this Amendment shall be subject to the satisfaction of the following conditions, as evidenced by written certification from the Agent:

          (a) requisite consent of the Holders pursuant to the Credit Agreement to the Agent's execution of this Amendment; and

          (b)  delivery  of  the   Buildscape   Collateral   Documents  in  form
satisfactory to the Agent and satisfaction of counsel to the Agent that the Buildscape Lien is perfected as provided herein.

     5. EXPENSES. All expenses incurred in connection with this Amendment, the Original Agreement or relating to either of them, including without limitation all of the Agent's fees, Agent's attorneys' fees and costs, all documentary stamp taxes and intangible taxes, and any penalties and or interest thereon, shall be promptly paid by the Borrower and secured by all Collateral.

     6.       MISCELLANEOUS.

         (a) Settlement Discussions. The parties hereto agree that any and all oral communications among or between any parties hereto whether prior to or after the execution hereof are in the nature of settlement discussions and, except to the extent embodied in writing and signed by the parties, no position taken and no statement made during such discussions shall be admissible as evidence in any court of law or in any hearing or legal proceeding pertaining in any way to this Amendment or the transactions arising therefrom. In that regard, the parties hereto agree to keep confidential any and all such discussions, making information relating thereto available only to those persons within their own organizations and such advisors as have a reasonable basis for knowing. Thus, such discussions and conduct or statements made in connection therewith or made hereafter prior to the date the provisions of this Section are formally terminated in writing by notice given by any party to the others shall be treated as part of the compromise discussion between the parties and fall within the Exclusionary Rule of Evidence contained in Florida Statutes Section 90.408
(1991).

        Due Notice. The Debtor agrees that it has at all times received reasonable notice of actions and demands by the Holders and the Agent, been given reasonable opportunity to correct any defaults before actions being taken by the Holders and the Agent, the Holders and the Agent have acted in good faith in their dealings, have not breached any of their obligations under the Credit Agreement or other Collateral Documents and that the Holders and the Agent have made no agreements and incurred no obligations in favor of the Debtor except as is expressly set forth in the Credit Agreement or other Collateral Documents and this Agreement or otherwise in a writing signed by the Holders and the Agent.

        No Usury. In no event shall interest, including any charge or fee deemed to be interest, accrue or be payable hereon or on account of the indebtedness arising under the Forbearance Agreement, the Credit Agreement, the Notes or any Collateral Document, in excess of the highest contract rate allowed by law for the time such indebtedness shall be outstanding and unpaid. If by reason of the acceleration of maturity of such indebtedness, or for any other reason, interest in excess of the highest rate allowed by law shall be charged or paid, any such excess shall be refunded to the Debtor together with interest thereon at the highest rate permitted by law at the time of such overcharge. The Debtor agrees to accept such reimbursement or principal reduction in lieu of any other remedies it may have under law.

        Ratification. Subject to the provisions in this Amendment, the Original Agreement shall remain in full force and effect and is hereby ratified and confirmed in all respects.

         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Amendment under seal, as of the day and year first above written.

Signed, sealed and delivered in the presence of:

RIVERSIDE GROUP, INC.


By:
         Name:                      Mitchell W. Legler, as Agent for the Holders
         Title                      shown on Exhibit "A" hereto.

                                   EXHIBIT "A"

                                 List of Holders

Cecil Altmann
Creek Farms Corp.
Lovco, Inc.
East Adams Corporation
Fujita Investment Co., Ltd.
Gerlach & Company
Kirschner, Kenneth M.
Pitt & Co.
Southern Farm Bureau Casualty Insurance Company
Hare & Co. NY
American Centennial Insurance Company
Frederick H. Schultz 1994 Trust



          FIRST AMENDMENT TO LOAN AGREEMENT AND STOCK PLEDGE AGREEMENTS

         This FIRST AMENDMENT TO LOAN AGREEMENT AND STOCK PLEDGE AGREEMENT (this "Amendment") is made as of the 31st day of August, 2000, by and between, IMAGINE INVESTMENTS, INC., a Delaware corporation, with a principal place of business in Dallas, Texas ("Lender") and RIVERSIDE GROUP, INC., a Florida corporation, with a principal place of business in Jacksonville, Florida ("Borrower").

                                    RECITALS

         A. Borrower and Lender have entered into that certain Loan Agreement dated as of August 31, 1999 (the "Loan Agreement").

         B. Lender had made demand for payment in full as of August 31, 2000 for any and all principal and accrued but unpaid interest evidenced by that certain Demand Promissory Note dated August 31, 1999 executed by Borrower in favor of Lender (the "Existing Note", and as amended and restated as of the date hereof, the "Note"). Borrower has requested Lender to refinance the indebtedness evidenced by the Existing Note and Lender has agreed to the same upon the terms and conditions hereinafter set forth.

         C. To induce Lender to refinance the Loan as of the date hereof, and in connection with this Amendment, Borrower will execute a Stock Pledge Agreement (the "Buildscape Pledge Agreement") in favor of Lender pursuant to which Borrower shall pledge and grant to Lender a first lien security interest in 3,119,067 shares of common capital stock of Buildscape, Inc.

         D. In connection with this Amendment, Borrower has requested and Lender has agreed to an amendment of that certain Stock Pledge Agreement dated as of August 31, 1999 (the "Wickes Pledge Agreement") executed by Borrower in favor of Lender, whereby Borrower granted to Lender a first lien and security interest in 921,845 shares of common capital stock of Wickes, Inc. in order to allow Borrower to sell certain shares of Wickes, Inc. in order to pay outstanding payables and operating expenses and implement other amendments thereto as set forth herein.

         E. In connection with this Amendment, the parties have agreed to amend that certain Stock Pledge Agreement dated as of August 31, 1999 (the "Cybermax Pledge Agreement") executed by Borrower in favor of Lender, whereby Borrower granted to Lender a first lien and security interest in 1,000 shares of common capital stock of Cybermax, Inc.

         NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, hereby agree as follows:

                                    ARTICLE I

                                   Definitions


         Section 1.01 Definitions. Capitalized terms used in this Amendment, to the extent not otherwise defined herein, shall have the same meaning as assigned to them in the Loan Agreement, as amended hereby.

                                   ARTICLE II

                          Amendments to Loan Agreement

         Section 2.01 Amendment to Section 1.1 of Loan Agreement. Section 1.1 of the Loan Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                  "1.1 Amount, Purpose and Interest. Borrower shall execute a note (the "Note") dated August 31, 2000 in favor of Lender in the amount of Two Million Twenty-One Thousand Six Hundred Twenty Eight and 01/100 Dollars ($2,021,628.01) (the "Loan") that evidences a refinance of any and all advances by Lender to Borrower pursuant to the Demand Promissory Note dated August 31, 1999 (the "Prior Note"). The Note is in the principal amount of the amount advanced under the Prior Note plus the accrued and unpaid interest on the Prior Note as of August 31, 2000 (such date being the effective date of demand on the Prior Note and the refinancing of the Prior Note pursuant to the terms of the First Amendment to Loan Agreement and Stock Pledge Agreement and the Note plus attorneys fees and expenses incurred in connection with the First Amendment to Loan Agreement and Stock Pledge Agreement). The Loan is evidenced by and payable on the terms set forth in the Note and on the terms established in this Loan Agreement. All payments on the Loan shall be made in immediately available funds at the principal office of Lender as specified in the Note or this Loan Agreement. The outstanding principal balance of the Note shall bear interest from the date hereof at the rate of twelve and three- quarters percent (12.75%) per annum."

         Section 2.02 Amendment to Section 1.2 of Loan Agreement. Section 1.2 of the Loan Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                 "1.2 Disbursements. Borrower acknowledges that all of the Loan proceeds have been distributed to Borrower.

                  The Loan is not a revolving loan, and amounts borrower and repaid under the Note may not be reborrowed in whole or in part."

        Section 2.03 Amendment to Section 1.4 of Loan Agreement. Section 1.4 of the Loan Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                 "1.4 Maturity Date. The maturity date of the Loan shall be the maturity date set forth in the Note."

         Section 2.04 Amendments to Section 2 of Loan Agreement. Section 2.2 of the Loan Agreement shall be amended and restated in its entirety, Section 2.3 of the Loan Agreement is hereby renumbered to become Section 2.4, and a new Section
2.3 shall be inserted, so that the sections read as follows:

                 "2.2 Stock Pledge Agreement Pertaining to Wickes, Inc. That certain Stock Pledge Agreement between Borrower and Lender dated as of August 31, 1999, amended by that certain First Amendment to Loan Agreement and Stock Pledge Agreement dated as of August 31,  2000,  pursuant  to which  Borrower  pledges  921,845 shares of common capital stock of Wickes, Inc. ("Wickes Stock") as represented by those certificates listed on Exhibit B attached hereto and incorporated herein by reference which Borrower owns and delivers to Lender the original certificates of the Wickes Stock, together with the appropriate blank stock powers (the "Wickes Sstock Pledge Agreement").

                  2.3 Stock Pledge Agreement Pertaining to Buildscape, Inc. That certain Stock Pledge Agreement between Borrower and Lender dated as of August 31, 2000, pursuant to which Borrower pledges 3,119,067 shares of the common capital stock of Buildscape, Inc. as represented by certificate number 5, the original of which Borrower has delivered to Lender together with the appropriate blank stock power (the "Buildscape Stock Pledge Agreement").

                  2.4 Other Security. Other security and instruments, if any, granted by Borrower to lender, whether of even date herewith or hereafter or heretofore granted, to secure the Note and/ or any other Indebtedness."

         Section 2.05 Amendment to Section 4.9 of Loan Agreement. Section 4.9 of the Loan Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                  "4.9 Payment of Note and Other Indebtedness. Borrower shall pay the principal and accrued and unpaid interest on the Note in accordance with the payment terms set forth in the Note."

         Section 2.06 Amendment to Section 6 of Loan Agreement. Section 6 of the Loan Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                  "6. ADDITIONAL AGREEMENTS REGARDING STOCK. As additional security for the Loan, Borrower hereby assigns to Lender all of the respective rights, titles and interests of Borrower under any and all registration rights and similar agreements with respect to the stock of Cybermax, Inc., Wickes, Inc., and Buildscape, Inc., to the extent Lender has from time to time foreclosed upon or otherwise acquired or thereafter does foreclose or otherwise acquire any of the stock of Cybermax, Inc., Wickes, Inc., or Buildscape, Inc. owned by Borrower."

         Section 2.07 Amendment to Section 11.5 of Loan Agreement. Section 11.5 of the Loan Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                           "11.5  Governing  Law.  This Loan  Agreement  and all
                  other Loan Documents are executed and delivered in, and shall be governed by the laws of, the State of Texas, without giving effect to any conflict of law rule or principal that might require the application of the laws of another jurisdiction."

         Section 2.08 Amendment to Section 11.8 of the Loan  Agreement.  Section
11.8 of the Loan Agreement is hereby amended to replace the reference to "Commonwealth of Kentucky" with "State of Texas" in the places where such phrase appears.

                                   ARTICLE III

                      Amendments to Wickes Pledge Agreement

         Section 3.01 Amendment to Section 7 of Wickes Pledge Agreement. Section 7 of the Wickes Pledge Agreement is hereby amended to replace the reference to "Commonwealth of Kentucky" with "State of Texas."

         Section  3.02  Amendment  to Section  7.2 of Wickes  Pledge  Agreement.
Section 7.2 of the Wickes Pledge Agreement is hereby amended to replace the reference to "Commonwealth of Kentucky" with "State of Texas."

         Section  3.03  Amendment  to Section  8.2 of Wickes  Pledge  Agreement.
Section 8.2 of the Wickes Pledge Agreement is hereby amended and restated in its entirety to hereafter read as follows:

                  "8.2 Reassignment of an additional 81,000 shares of Stock. At the time of the signing of the First Amendment to Loan Agreement and Stock Pledge Agreement effective as of August 31, 2000, Borrower has requested and Lender has consented to the release of an additional 81,000 shares of Stock held by Lender as collateral security for the payment of the Secured Obligations, provided, and only if, the shares to be released are sold promptly by the selling broker and the proceeds therefrom are used to pay down outstanding payables and current operating expenses of the Borrower."

         Section 3.04  Amendment to Section  8.3(b) of Wickes Pledge  Agreement.
Section 8.3 of the Stock Pledge Agreement is hereby amended by substitution "Forty percent (40%)" for "Thirty percent (30%)".

         Section  3.05  Amendment to Section  11.3 of Wickes  Pledge  Agreement.
Section 11.3 of the Wickes Pledge Agreement is hereby amended to replace the reference to "Commonwealth of Kentucky" with "State of Texas."

         Section 3.06  Amendment to Section  11.11 of Wickes  Pledge  Agreement.
Section 7.2 of the Wickes Pledge Agreement is hereby amended to replace the reference to "Louisville or Jefferson County, Kentucky" with "Dallas County, Texas."

                                   ARTICLE IV

                     Amendments to Cybermax Pledge Agreement

         Section  4.01  Amendment  to Section 7 of  Cybermax  Pledge  Agreement.
Section 7 of the Cybermax Pledge Agreement is hereby amended to replace the reference to "Commonwealth of Kentucky" with "State of Texas."

         Section  4.02  Amendment to Section 7.2 of Cybermax  Pledge  Agreement.
Section 7.2 of the Cybermax Pledge Agreement is hereby amended to replace the reference to "Commonwealth of Kentucky" with "State of Texas."

         Section  4.03  Amendment to Section 9.2 of Cybermax  Pledge  Agreement.
Section 9.2 of the Cybermax Pledge Agreement is hereby amended to replace the reference to "Commonwealth of Kentucky" with "State of Texas."

         Section 4.04  Amendment to Section 9.10 of Cybermax  Pledge  Agreement.
Section 9.10 of the Cybermax Pledge Agreement is hereby amended to replace the reference to "Louisville or Jefferson County, Kentucky" with "Dallas County, Texas."

                                    ARTICLE V

                            Amended and Restated Note

         The Existing Note or Note (as defined in the Loan Agreement) shall be amended and restated in its entirety in the form attached hereto as Exhibit "A". Any reference in the Loan Documents to the "Note" shall be a reference to the Note as amended and restated hereby.

                                   ARTICLE VI

                              Conditions Precedent

         Section 6.01 Conditions. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent, unless specifically waived by Lender:

                  (a) The following instruments shall have been duly and validly executed and delivered by the parties thereto, all in form, scope and content satisfactory to Lender:

                           (i)      this Amendment;

                           (ii) the Note, as amended hereby, being that certain promissory note dated of even date herewith in the stated principal amount of $2,021,628.01 together with an Affidavit of Out-of-State Signing;

                           (iii) the Buildscape Pledge Agreement executed by Borrower in favor of Lender granting a first lien in all of its shares of stock of Buildscape, Inc. together with the certificate number 5 of Buildscape and blank stock power;

                           (iv) a Corporate Certificate of the Secretary of Borrower, containing the names and signatures of the officers of Borrower authorized to execute this Amendment and the Note.

                  (b) The representations and warranties contained herein, in the Loan Agreement, as amended hereby, and/or in each other Loan Document shall be true and correct in all material respects as of the date hereof, as if made on the date hereof, except to the extent such representation and warranties relate to an earlier date.

                  (c) No Event of Default shall have occurred and be continuing and no default shall exist, unless such Event of Default or default has been specifically waived in writing by Lender.

                  (d) All corporate proceedings taken in connection with the transactions contemplated by this Amendment and all documents, instruments and other legal matters incident thereto, shall be satisfactory to Lender.

                  (e) Borrower shall have paid the expenses of Lender incurred in negotiating and effecting this Amendment and related Loan Documents, including Lender's attorneys' fees and costs.

                                   ARTICLE VII

                                Acknowledgements

         Borrower ratifies and confirms that the Loan Agreement, as amended hereby, the Note, as amended hereby, the Security Instruments, as amended hereby, and the other Loan Documents are and remain in full force and effect in accordance with their respective terms, that the Collateral is unimpaired by this Amendment, and that the liens, security interests and other security or collateral held by Lender are hereby renewed, extended and carried forward to secure any and all indebtedness incurred by Borrower to Lender pursuant to the Loan Agreement, as amended hereby. Borrower hereby agrees that all applicable limitations periods with respect to the Note, the Loan Agreement, the Security
Instruments and the other Loan Documents are renewed and extended effective as of the date of this Amendment. Borrower further acknowledges and agrees that the term "Secured Obligations", as defined in the Security Instruments, shall include any and all indebtedness incurred by Borrower to Lender pursuant to the Loan Agreement, as amended hereby, including the Note in the stated principal amount of $2,021,628.01. The undersigned officer of Borrower executing this Amendment represents and warrants that he/she has full power and authority to execute and deliver this Amendment on behalf of Borrower and that such execution and delivery has been duly authorized by the Board of Directors of Borrower. Any reference in the Note, the Security Instruments or any other Loan Document to the "Loan Agreement" shall be deemed to be references to the Credit Agreement as amended through the date hereof.

                                  ARTICLE VIII

                                  Miscellaneous

         Section 8.01 APPLICABLE LAW. THIS AMENDMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED PURSUANT HERETO SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS.

         Section 8.02 FINAL AGREEMENT. THE LOAN AGREEMENT, AS AMENDED HEREBY, AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

         Executed on the date first written above, to be effective as of the respective date indicated above.

                                               BORROWER:

                                               RIVERSIDE GROUP, INC.


                                               By:
                                               Name:
                                               Title:


                                               LENDER:

                                               IMAGINE INVESTMENTS, INC.


                                               By:
                                               Name:
                                               Title:

                                    EXHIBIT A

                   FIRST AMENDED AND RESTATED PROMISSORY NOTE

                                (attached hereto)



                 FIRST AMENDMENT TO CREDIT AGREEMENT- EXHIBIT A

                   FIRST AMENDED AND RESTATED PROMISSORY NOTE

$2,021,628.01                                             ____________, Georgia

                                                                August 31, 2000

         FOR VALUE RECEIVED, the undersigned, RIVERSIDE GROUP, INC., a Florida corporation with a principal office and place of business in Jacksonville, Florida ("Maker"), hereby promises and agrees to pay to the order of IMAGINE INVESTMENTS, INC., a Delaware corporation, or to any holder of this Note ("Payee"), the principal sum of TWO MILLION TWENTY- ONE THOUSAND SIX HUNDRED TWENTY EIGHT AND 01/100 DOLLARS ($2,021,628.01), or the aggregate principal amount advanced and which shall be outstanding under this Note, together with interest upon such principal balance at the rate provided below, in legal tender of the United States of America. The unpaid principal balance of, and all accrued interest on, this Note shall be due and payable in full on December 15, 2000. All payments under this Note shall be paid to Payee at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206, or to such other person or at such other place as may be designated in writing by Payee or any subsequent holder of this Note.

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

         2. REPAYMENT OF PRINCIPAL AND INTEREST. The entire outstanding balance of principal and all accrued, but unpaid interest on this Note shall be due and payable in full on December 15, 2000. This Note may be prepaid in whole or in part at any time and from time to time without penalty.

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

         5. SECURITY. This Note is secured by a pledge of the following: (i) 1,000 shares of the common capital stock of Cybermax, Inc., a Florida corporation, pursuant to that certain Stock Pledge Agreement, dated August 31, 1999, between Maker, (ii) 758,155 shares of the capital stock of Wickes, Inc., a Delaware corporation, pursuant to that certain Stock Pledge Agreement, dated as of August 31, 1999 between Maker and Payee herewith (921,845 shares were initially pledged but 81,970 were released pursuant to a letter dated August 30, 1999 and 81,720 are being released effective the date hereof) and (iii)

3,119,067 shares of the common capital stock of Buildscape, Inc., a Florida corporation, pursuant to that certain Stock Pledge Agreement dated of even date herewith between Maker and Payee. This Note has been issued pursuant to the Loan Agreement among Maker and Payee, dated as of August 31, 1999 as amended by the First Amendment to Loan Agreement dated as of the date hereof (as so amended and as the same may be amended, restated, supplemented and modified, the "Loan Agreement") (such Loan Agreement and the foregoing Stock Pledge Agreements, as amended, are hereinafter collectively referred to as the "Security Documents"), and is subject to all terms and conditions of the Loan Agreement and is entitled to all the benefits of the Security Documents.

         6. ACKNOWLEDGEMENT. The Maker ratifies and confirms that the Security Documents are and remain in full force and effect in accordance with their respective terms and that all of the property encumbered by the Security Documents (herein the "Collateral") is unimpaired by this Note. Maker represents and warrants that all of the representations and warranties made in each of the Security Documents and all instruments and documents executed pursuant thereto and the Existing Note (hereinafter defined) remain true and correct in all material respects on and as of this date, except such representations that relate solely to an earlier date and that were true and correct on such earlier date. The undersigned officer of the Maker executing this Note represents and warrants that he has full power and authority to execute and deliver this Note on behalf of the Maker, that such execution and delivery has been duly authorized by the Board of Directors of the Maker and that the resolutions previously delivered to the Payee in connection with the execution and delivery of the Existing Note and the Security Documents, and the resolutions delivered in connection with the execution and delivery of this Note, are and remain in full force and effect and have not been altered, amended or repealed in anywise.

         7. GRANT AND AFFIRMATION OF SECURITY INTEREST. The Maker hereby affirms the prior grant of the security interest in, and hereby grants a security interest in, the Collateral to secure payment and performance of all of the Maker's indebtedness to the Payee, including the indebtedness renewed and increased under this Note, and the obligations described in the Security Documents and all documents and instruments executed in connection therewith, and the Maker ratifies, confirms and agrees that any and all liens, security interests and other security or collateral now or hereafter held by the Payee as security for payment and performance of the Existing Note hereby is renewed and carried forth to secure payment and performance of all of the Maker's obligations to the Payee, including, without limitation, the payment of all advances made under the Existing Note, as such advances are increased by this Note. The Security Documents are and remain the legal, valid and binding obligations of the parties thereto, enforceable in accordance with their respective terms.

         8. EVENTS OF DEFAULT. Each of the following events shall constitute an event of default under this Note, the occurrence of any of which shall entitle the holder hereof to declare the entire principal balance of this Note, together with all accrued interest and all other liabilities, indebtedness and obligations of Maker to Payee, whether now existing or hereafter created, to be immediately due and payable, and to take any and all action allowed Payee, under this Note, under the Security Documents, and under any other agreements between Maker and Payee or as allowed by applicable law or equity:

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

         9. CROSS DEFAULT; ACCELERATION. If Maker fails to make any payment of principal or interest provided for in this Note on the date upon which it is due or otherwise defaults under this Note or related loan documents, all sums and amounts due under all other loan documents between Maker or any of Maker's subsidiaries and Payee shall be immediately accelerated and shall be immediately due and payable to Payee.

         10. NO WAIVER, CUMULATIVE REMEDIES. The failure of Payee to exercise any of its rights and remedies shall not constitute a waiver of the right to exercise them at that or any other time. All rights and remedies of Payee in the event of a default shall be cumulative to the greatest extent permitted by law.

         11. EXPENSES. If there is any default under this Note or any Security Document and this Note is placed in the hands of any attorney for collection or is collected through any court including any bankruptcy court, Maker promises and agrees to pay to Payee its attorneys' fees, court costs, and all other expenses incurred in collecting or attempting to collect or securing or attempting to secure this Note as provided by the laws of the Commonwealth of Kentucky, or any other state where the collateral or any part of it is situated. This section shall be deemed supplemental to, and not to be in substitution for, that section of any Security Document dealing with the reimbursement of expenses. Further, Maker agrees to pay all of Payee's legal fees and expenses in connection with the making and documentation of the loan evidenced by this Note.

         12. WAIVERS. Maker and any sureties, guarantors, endorsers and all other parties ever liable for payment of this Note jointly and severally (a) waive demand, notice of intent to demand, presentment, notice of nonpayment, notice of intent to accelerate, notice of acceleration, diligence in collecting, grace, protest, notice of protest, notice of dishonor, notice of application for or actual appointment of a receiver for the Collateral or any other asset of Maker, bringing of suit, and diligence in taking any action to collect any sums owing hereunder or in proceeding against any of the rights and properties securing payment of the indebtedness evidenced by this Note, (b) consent to all extensions without notice for any period or periods of time and partial payments, before or after maturity, without prejudice to the Payee; (c) agree to any substitution, subordination, exchange or release of any such security or the release of any party primarily or secondarily liable hereon; (d) agree that Payee shall not be required first to institute suit or exhaust its remedies hereon against Maker or others liable or to become liable hereon or to enforce its rights against them or any security here for; and (e) consent to any extension or postponement of time of payment of this Note or to any other indulgence with respect hereto without notice to any of them, and without in any way affecting the personal liability of any party hereunder.

         13. COLLECTION COSTS. If Payee retains an attorney in connection with any default or at maturity or to collect, enforce or defend this Note or any of the Security Documents, whether or not a lawsuit is filed, or in probate, reorganization, bankruptcy or other proceeding, then Maker agrees to pay to Payee, in addition to principal and interest, all reasonable costs and expenses incurred by Payee in trying to collect this Note or in any such suit or proceeding, including reasonable attorneys' fees.

         14. TIME OF ESSENCE. Time is of the essence in the payment and performance of all of Maker's obligations under this Note, the Security
Documents and all documents securing this Note or relating hereto.

         15. RELEASE. As additional consideration to the execution, delivery, and performance of this Note by the Maker and to induce Payee to agree to the refinancing evidenced by this Note, the Maker warrants and represents to Payee that no facts, events, statuses or conditions exist or have existed which, either now or with the passage of time or giving of notice, or both, constitute or will constitute a basis for any claim or cause of action against Payee or any defense to (a) the payment of any obligations and indebtedness under the Existing Note or the Security Documents or both; (b) the performance of any of Maker's obligations in respect to the Existing Note or this Note or any of the Security Documents, or with respect to any other agreement between Maker and Payee, and in the event any such facts, events, statuses or conditions exist or have existed, whether known or unknown, the Maker unconditionally and irrevocably waives any and all claims and causes of action against Payee and any defenses to its payment and performance obligations in respect to the Existing Note, the Security Documents, and any other agreements. Notwithstanding any provision of this Note or any of the Security Documents or other documents executed in connection therewith or herewith, this Section shall remain in full force and effect and shall survive the delivery of the Existing Note and this Note, the Security Documents and the making and renewal thereof and any and all amendments, modifications, or restatements of the Existing Note, this Note or the Security Documents.

         16. VENUE AND JURISDICTION. Maker further agrees fthat in the event of any litigation for collection of or relating to this Note, jurisdiction and venue shall be proper and appropriate in any court sitting in Dallas County, Texas and Maker hereby consents to such jurisdiction and venue.

         17. WAIVER OF JURY TRIAL. MAKER VOLUNTARILY AND INTENTIONALLY WAlVES AND SHALL NOT ASSERT ANY RIGHT THAT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING FROM OR CONNECTED WITH THIS NOTE, THE SECURITY DOCUMENTS OR ANY AGREEMENT MADE OR CONTEMPLATED TO BE MADE IN CONNECTION THEREWITH, OR ANY COURSE OF DEALING, COURSE OF CONDUCT, STATEMENT OR ACTIONS OF ANY PARTY IN CONNECTION WITH THIS NOTE.

         18. LIMITATION ON INTEREST. It is the intention of the parties hereto to conform strictly to all applicable usury laws. Accordingly, all agreements between Maker and Payee with respect to this Note and the Loan Documents, as defined in the Loan Agreement, are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Payee or charged by Payee for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If this loan would be usurious under applicable law, then, notwithstanding anything to the contrary in this Note or in the Loan
Documents: (a) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under this Note or the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on this Note by the holder thereof, or, at Payee's option, refunded to Maker; and (b) if maturity is accelerated by reason of an election by Payee, or in the event of an prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, interest in excess of the maximum allowed by applicable law, if any provided for in this Note, the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance of principal hereunder until payment in full so that the actual rate of interest is uniform through the terms hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such interest in excess of the maximum allowed by applicable law shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on this Note, or, at Payee's option, refunded to Maker. The terms and provisions of this

Section shall control and supersede every other provision of this Note and the Loan Documents. This Note shall be construed in accordance with and governed by the laws of the State of Texas, except that if at any time the laws of the United States America permit Payee to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of State of Texas (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Payee may contract for, take, reserve, charge or receive under this Note.

         19. PARTIAL INVALIDITY. If any one or more of the provisions of this Note, or the applicability of any such provision to a specific situation, shall be held invalid or unenforceable, such provision shall be modified to the minimum extent necessary to make it or its application valid and enforceable, and the validity and enforceability of all other provisions of this Note and all other applications of any such provision shall not be affected thereby. In the event such provision(s) cannot be modified to make it or them enforceable, the invalidity or unenforceability of any such provision(s) of this Note shall not impair the validity or enforceability of any other provision of this Note.

         20. BINDING EFFECT. This Note shall bind the successors and assigns of Maker and shall inure to the benefit of Payee and its successors and assigns. Maker shall not assign or allow the assumption of its rights and obligations hereunder without Payee's prior written consent.

         17. RENEWAL. This Note amends, restates, renews and increases but does not extinguish that certain Demand Promissory Note dated August 31, 1999 executed by Maker payable to the order of payee in the principal amount of $1,800,000.00 (the "Existing Note"). Under the Existing Note, all unpaid principal and accrued but unpaid interest under the Existing Note is payable on demand on or after August 31, 2000. Payee has demanded, as of August 31, 2000, payment in full of all principal and accrued but unpaid interest under the Existing Note in the total amount of $2,015,128.01. The parties have agreed to refinance the amount owed as principal and interest plus attorneys fees and costs incurred to amend the Loan Agreement, this Note and Security Documents in an amount of $6500.00, and such amount will be payable in accordance with the terms of this Note.

         NO ORAL AGREEMENTS. THIS NOTE AND THE SECURITY DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.

         THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.
         ----------------------------------------------------------


                          [SIGNATURE ON FOLLOWING PAGE]

         IN WITNESS WHEREOF, the undersigned Maker has executed this Note as of the date first above written.

                                            RIVERSIDE GROUP, INC.
                                            By:
                                            Title:
                                            ("Maker")


                 FIRST AMENDMENT TO CREDIT AGREEMENT- EXHIBIT A

                             STOCK PLEDGE AGREEMENT

         THIS STOCK PLEDGE AGREEMENT is entered into and effective as of August 31st, 2000 (the "Effective Date"), by and between: (i) RIVERSIDE GROUP, INC., a Florida corporation having its principal office in Jacksonville, Florida ("Borrower") and (ii) IMAGINE INVESTMENTS, INC., a Delaware corporation having its principal office in Dallas, Texas ("Lender"). All capitalized terms defined in that certain Loan Agreement dated as of August 31, 1999 between Borrower and Lender as amended by that certain First Amendment to Loan Agreement dated as of the Effective Date (as so amended and as the same may be amended, restated, modified or supplemented from time to time, the "Loan Agreement") and not otherwise defined herein shall have the same meaning herein as in the Loan Agreement.

                                    RECITALS:

  A. Pursuant to the terms of the Loan Agreement and the Demand Promissory Note dated August 31, 1999 executed by Borrower in favor of Lender in the face principal amount of One Million Eight Hundred Thousand and 00/100 Dollars ($1,800,000), Lender has extended a loan to Borrower (the "Loan") which is being refinanced as of the Effective Date in accordance with the payment terms of the First Amended and Restated Promissory Note dated the Effective Date executed by Borrower in favor of Lender in the face principal amount of Two Million Twenty-One Thousand Six Hundred Twenty-Eight and 01/100 Dollars ($2,021,628.01) (the "Note").

  B. To induce Lender to refinance the Loan as of the date hereof, without which inducement Lender would be unwilling to do so, Borrower has agreed to pledge and grant a security interest in certain shares of the issued and outstanding common capital stock of Buildscape, Inc. ("Buildscape"), a Florida corporation, to Lender to secure the payment of the Loan and all other obligations of Borrower in connection with the Loan, pursuant to the terms and conditions of this Stock Pledge Agreement.

                                   AGREEMENT:

         NOW, THEREFORE, the parties hereby agree as follows:

1.       PLEDGE AND DEPOSIT OF SHARES.
         ----------------------------

         1.1 Pledge and Assignment. Borrower hereby pledges and assigns to Lender and grants a security interest to Lender in 3,119,067 shares of the common capital stock of Buildscape (the "Stock"), now standing in Borrower's name, as represented by stock certificate number 5, the original of which has been delivered herewith by Borrower to Lender, together with a duly executed blank stock power attached thereto, all as collateral security for the full and punctual payment and due performance by Borrower of all its obligations under the Loan Documents (the "Secured Obligations").

         1.2 Certificates. The certificates or other instruments evidencing all new shares of capital stock and all other securities, rights, warrants, options and the like hereafter created in respect of the Stock, whether by stock split, stock dividend, merger, consolidation or otherwise, shall be delivered by Borrower to, and shall be held by, Lender under the terms and conditions of this Stock Pledge Agreement and subject to the lien and security interest herein granted, and the term Stock as used herein shall be deemed to include all such new shares, securities, rights, warrants, options and the like. In addition, any and all shares of stock of Buildscape which may be owned or acquired by Borrower now or hereafter, whether created or acquired, shall be deemed pledged to Lender as security pursuant to this Stock Pledge Agreement, and all certificates representing said shares shall be immediately delivered, properly endorsed to Lender, upon issuance to or receipt by Borrower. Furthermore, Borrower agrees that it shall pledge to Lender, immediately upon creation or purchase, any interest which it may create or acquire in any partnership, corporation or other entity whose purpose includes the holding or operation of properties in connection with or related to the business operations of Buildscape.

2. COVENANTS. During the period the Stock is being held as security hereunder, Borrower shall not, without the prior written consent of Lender, vote in favor of allowing Buildscape to (i) issue any additional capital stock or other equity securities of any kind or options, subscription rights, warrants or other instruments with respect thereto or any other instruments convertible into shares of its capital stock, or sell or issue any treasury stock, (ii) merge into or with or consolidate with any other corporation or business or otherwise participate in any reorganization or sell or lease to others all or substantially all of its assets, (iii) amend its Articles of Incorporation or By-Laws in any manner that would have a material adverse effect on Lender's rights with respect to the Stock, or liquidate or dissolve or take any steps to effect same, or (iv) effect a recapitalization or alter its capital structure.

3.       VOTING RIGHTS; DIVIDENDS, ETC.
         ------------------------------

         3.1 Voting of Stock. So long as no Event of Default shall have occurred, Borrower shall be entitled to exercise any and all voting and/or consensual rights and powers relating or pertaining to the Stock or any part thereof for any purpose not inconsistent with the terms of this Stock Pledge Agreement.

         3.2 Payment of Dividends and Distributions. All dividends and distributions, regardless whether in cash, stock, rights, options or other property. and all stock splits, stock dividends and the like and the proceeds of all redemptions and liquidations that are made, paid or declared with respect to the Stock shall be paid directly to Lender, and those dividends and distributions that are paid in cash, shall, at Lender's sole election, either be applied as a payment on the Secured Obligations or held by Lender as additional security for the Secured Obligations, and those dividends and distributions that are paid other than in cash shall be held by Lender as additional security for the Secured Obligations (and Borrower shall execute all instruments in connection therewith as are requested by Lender and hereby appoints Lender as its attorney-in-fact to execute such instruments). Borrower represents and warrants to Lender that it is the only duly authorized transfer agent authorized to distribute all such dividends and distributions. If at any time a different transfer agent is authorized to distribute any dividend or distribution, Borrower shall (i) immediately notify Lender thereof and (ii) instruct such transfer agent to send all dividends and distributions with respect to the Stock to Lender, payable directly to Lender. Borrower agrees that any such transfer agent may rely conclusively upon a copy of this Stock Pledge Agreement for authorization to make and send such distributions and dividends directly to Lender without the need for further authorization from, or notification to, Borrower.

4. STATUS OF THE STOCK.  Borrower hereby  represents and warrants to Lender that
(a) the Stock is validly issued and outstanding, fully paid and non-assessable, and constitutes 100% of the issued and outstanding capital stock of Buildscape owned by Borrower; (b) Borrower is the registered and absolute beneficial owner of the Stock; (c) as of the date hereof, all the Stock is free and clear of liens, charges and encumbrances in favor of persons other than Lender and, except for the second lien to be granted to the persons listed on Schedule I attached hereto and made a part hereof, all the Stock shall be free and clear of liens, charges and encumbrances in favor of persons other than Lender, at all times while any indebtedness under the Note is outstanding; (d) Borrower has the full power and authority to pledge the Stock to Lender pursuant to this Stock Pledge Agreement; (e) the Stock is freely pledgeable under this Stock Pledge Agreement without the necessity of prior registrations or filings with any state securities department of the Securities and Exchange Commission; and (f) Buildscape is a corporation validly existing under the law of the State of Florida. No part of the Stock shall be sold, transferred or further assigned by Borrower without the prior written consent of Lender, which consent may be arbitrarily withheld so long as this Stock Pledge Agreement is in effect.

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

7. REMEDIES UPON DEFAULT. Upon the occurrence of any Event of Default referred to in Section 6 above, Lender shall have all rights and remedies in and against the Stock and otherwise of a secured party under the Uniform Commercial Code as enacted in the State of Texas (the "UCC") and all other applicable laws, and shall also have all of the rights provided herein, in the Note and in all other Loan Documents, all of which rights and remedies shall be cumulative to the fullest extent permitted by law. In connection with the foregoing, Lender shall have the right:

         7.1 Voting Rights. To exercise all voting rights and privileges whatsoever with respect to the Stock, and to that end Borrower hereby constitutes Lender as its proxy and attorney-in-fact for all purposes of voting the Stock, and this appointment shall be deemed coupled with an interest and is and shall be irrevocable until the Secured Obligations have been fully paid and this Stock Pledge Agreement terminated, and all persons whatsoever shall be conclusively entitled to rely upon Lender's verbal or written certification that it is entitled to vote the Stock hereunder. Borrower shall execute and deliver to Lender any and all additional proxies and powers of attorney that Lender may desire in order to vote more effectively the Stock in its own name. Upon any Event of Default hereunder, Lender may vote the Stock to remove the directors and officers of Buildscape and to elect new such officers and directors who shall thereafter manage the affairs of Buildscape, operate any of its properties, carry on any business, and otherwise take any action with respect thereto as they shall deem necessary and appropriate, and may also vote stock to liquidate Buildscape and its business, and may authorize the borrowing of money in the name of Buildscape and the pledge of its assets to secure such borrowing.

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

     Lender may bid for and acquire the Stock or any portion thereof at any public sale, free from any redemption rights of Borrower, and in lieu of paying cash therefor, may make settlement for the selling price of the Stock or any part thereof by crediting the net selling price of the Stock against the Note and other Secured Obligations, after deducting all of Lender's costs and expenses of every kind and nature therefrom, including Lender's attorneys' fees incurred in connection with realizing upon the Stock and enforcing the Loan Documents and the Note, provided the same is not prohibited by the laws of the State of Texas.

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

     Borrower covenants and agrees that, during any period of sale or liquidation of the Stock by Lender under this Section 7.2, Borrower shall not sell any other stock of the Buildscape if such sale would restrict or limit Lender's sale of the Stock under Rule 144 or other Rule of the Securities and Exchange Commission or if such sale by Borrower would cause or contribute to a decline in the share price of the Stock. Borrower further agrees in the event of any such sale or liquidation by Lender, to execute any and all forms, including, but not limited to, Forms 144 and customary broker's and seller's representation letters, to enable Lender to effect the sale of the Stock. Borrower shall further take and shall cause Buildscape to take all necessary actions to remove any restrictive legend affecting the Stock, and to assist in the effectuation of the sale of the Stock including, at Borrower's expense, the supplying of opinions of counsel customarily required to effect such sales.

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

         If to Borrower:              Riverside Group, Inc.
                                      7800 Belfort Parkway, Suite 100
                                      Jacksonville, Florida 32256
                                      Attention: Cathe Gray

         If to Lender, to:            Imagine Investments, Inc.
                                      No. Central Expressway
                                      Suite 1901
                                      Dallas, Texas 75206
                                      Attention: Gary Goltz, General Counsel

         With a copy to:              Munsch Hardt Kopf & Harr, P.C.
                                      4000 Fountain Place
                                      1445 Ross Avenue
                                      Dallas, Texas 75202
                                      Attention:  Carmen Yung




9.       MISCELLANEOUS.


         9.1 Future Advances. This Stock Pledge Agreement also secures all additional loans and/or future advances that may be made hereafter at any time by Lender to Borrower.

         9.2 Governing Law. The laws of the State of Texas shall govern the construction of this Stock Pledge Agreement and the rights, remedies and duties of the parties hereunder.

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

         9.10 Consent to Jurisdiction. Borrower agrees that in the event of any litigation for collection of or relating to this Security Agreement, jurisdiction and venue shall be proper and appropriate in any court sitting in Dallas County, Texas, and Borrower hereby consents to such jurisdiction and venue.

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

                                        RIVERSIDE GROUP, INC.


                                         By:

                                         Title:

                                                   ("Borrower")


                                          IMAGINE INVESTMENTS, INC.


                                          By:

                                          Title:  Vice President

                                                   ("Lender")

                                   SCHEDULE I

                  Persons Entitled to Second Lien on the Stock



Cecil Altmann
Creek Farms Corp.
Lovco, Inc.
East Adams Corporation
Fujita Investment Co., Ltd.
Gerlach & Company
Kirschner, Kenneth M.
Pitt & Co.
Southern Farm Bureau Casualty Insurance Company
Hare & Co. NY
American Centennial Insurance Company
Frederick H. Schultz 1994 Trust