Form 10-Q/A
period 2000-06-30
RIVERSIDE GROUP INC/FL
filed 2000-10-06
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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



     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Basis of Financial Statement Presentation
         -----------------------------------------

         The Company has amended its Form 10-Q for the period ending June 30, 2000, this is to correct the amount erroneously reported on the original 10-Q (See Note 5. "Commitments and Contingencies"). The correct number of shares of Wickes common stock pledged to secured various obligations of the Company is 2,918,543.

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

         As stated above, the two assets that the Company may sell to cover immediate cash needs are Wickes and Greenleaf common stock. However, as of September 30, 2000, all of the Company's 2,918,543 shares of Wickes common stock were pledged to secure various obligations of the Company. On the closing of the Imagine short-term loan, Imagine released 81,970 shares of Wickes common stock, thereby permitting the Company to sell such shares. Imagine has agreed to release another 81,720 shares of Wickes common stock that the Company will sell in the market and use the proceeds to cover payables and current operating costs. The Company currently owns 9,230,000 shares of Greenleaf common stock and has a five year option to purchase two million shares at $0.25 per share. All 9,230,000 shares owned are pledged to secure the Company's 11% Notes, and any proceeds of sale are required to be applied as discussed above. The Company owns an additional three million shares of Greenleaf common stock that are held in an escrow account, pursuant to an escrow agreement between the Company and Greenleaf (see Note 4. "Investment in Greenleaf").


         The Company has been selling shares of Wickes and Greenleaf common stock to meet the immediate cash requirements of interest due and operations. Through September 30, 2000, the Company has sold 81,970 shares of Wickes common stock and 770,000 shares of Greenleaf common stock for proceeds of approximately $476,000 and $1,286,000, respectively. Proceeds from the sale of Wickes common stock are used to pay the interest due to Wickes and to fund current operating costs. All proceeds from the sale of Greenleaf common stock are used to pay the 11% Noteholders as discussed in Note 6."Long Term and Mortgage Debt".

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

         The Company sold 8.6 acres of its Atlanta real estate in September for $861,000 and the Company currently has 45 acres of its Atlanta real estate under contract to sell. All sales proceeds, estimated at $7.8 million (after closing costs) will be used to pay interest, real estate taxes and pay down principal on the current mortgage debt of $11.3 million. The Company previously had a contract to sell all remaining acres scheduled for a May closing, however, the buyer was unable to meet the terms of the sale and it was cancelled.

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

Date:  October 6, 2000

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