Form 10-Q
period 2000-09-30
RIVERSIDE GROUP INC/FL
filed 2000-11-14
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                              Commission File
               For Quarter Ended September 30, 2000            Number 0-9209
                                 -------------------                  -------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)



                               Florida                        59-1144172
         ------------------------------------------         ----------------
                (State or other jurisdiction of            (I.R.S. Employer
               incorporation or organization)              Identification No.)


               7800 Belfort Parkway, Jacksonville, Florida       32256
               -------------------------------------------       -----
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

On November 10, 2000, there were 4,767,123 shares of the Registrant's common stock outstanding.

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




         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets as of
                           September 30, 2000 (Unaudited)
                           and December 31, 1999                                                          3

                           Condensed Consolidated Statements
                           of Operations
                           Three and Nine Months ended
                           September 30, 2000 and 1999 (Unaudited)                                        4

                           Condensed Consolidated Statements of
                           Cash Flows
                           Nine months ended
                           September 30, 2000 and 1999 (Unaudited)                                        5

                           Notes to Condensed Consolidated
                           Financial Statements (Unaudited)                                               6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                                     18

         Item 3.           Quantitative and Qualitative Disclosures about
                           Market Risk                                                                    28

PART II.

         Item 2.           Changes in Securities                                                          29

         Item 5.           Other Information                                                              29

         Item 6.           Exhibits and Reports on Form 8-K                                               29





                                        2


                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)




                                                                                 SEPTEMBER 30,                      DECEMBER 31,
                                                                                      2000                             1999
                                                                               -----------------                -----------------
                                     ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                    $       131                      $       277
     Accounts receivable, less allowance for doubtful                                     335                              259
         accounts of $21 at 2000 and $3 at 1999
     Investment in Greenleaf Technologies Corp.                                         5,073                            1,253
     Notes receivable                                                                      26                               30
     Prepaid expenses                                                                     565                               19
                                                                                  -----------                      -----------
         Total current assets                                                           6,130                            1,838

Investment in Wickes Inc.                                                              15,157                           15,799
Investment in Buildscape Inc.                                                            (947)                            (947)
Real Estate held for sale                                                               6,755                            8,996
Property, plant and equipment, net                                                        213                              340
Other assets (net of accumulated amortization of
     $32 in 2000 and $35 at 1999)                                                         109                              157
                                                                                  -----------                      -----------
         Total assets                                                             $    27,417                      $    26,183
                                                                                  ===========                      ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:


     Current debt and current  maturities of long-term debt                       $    11,656                      $    11,813
     Accounts payable                                                                     602                              430
     Accrued liabilities                                                                1,032                            1,758
                                                                                  -----------                      -----------
       Total current liabilities                                                       13,290                           14,001

Long-term debt                                                                            335                              469
Mortgage debt                                                                          11,345                           11,345
Net liabilities of discontinued operations                                                 18                               21
Other long-term liabilities                                                                84                               83
                                                                                  -----------                      -----------
        Total liabilities                                                              25,072                           25,919

Commitments and contingencies

COMMON STOCKHOLDERS' EQUITY :

     Common stock, $.10 par value; 20,000,000 shares authorized;                          477                              477
     4,767,123  issued and outstanding  in 2000 and 1999
     Additional paid in capital                                                        16,468                           16,468
     Accumulated other comprehensive income                                             5,073                            1,253
     Retained earnings (deficit)                                                      (19,673)                         (17,934)
                                                                                  -----------                      -----------
     Total common stockholders' equity                                                  2,345                              264

                                                                                  -----------                      -----------
          Total liabilities and common stockholders' equity                       $    27,417                      $    26,183
                                                                                  ===========                      ===========









     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                        3





                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (in thousands except per share amounts)







                                                                       THREE MONTHS ENDED SEPT 30,      NINE MONTHS ENDED SEPT 30,
                                                                       ---------------------------      --------------------------
                                                                           2000           1999              2000            1999
                                                                       -----------     -----------      -----------     -----------


REVENUES:

     Sales and service revenues                                        $       500     $       518       $     1,248    $     1,269
     Net investment income (loss)                                              (22)             17               (49)           (19)
     Net realized investment gains                                             477              18             1,640             18
     Other operating income                                                     43              (5)               90             44
                                                                       -----------     -----------       -----------    -----------
                                                                               998             548             2,929          1,312
                                                                       -----------     -----------       -----------    -----------
COSTS AND EXPENSES:

     Cost of sales                                                             281             236               569            454
     Provision for doubtful accounts                                             6             120                17            124
     Depreciation, goodwill and trademark amortization                          59             145               184            299
     Selling, general and administrative expenses                              401           2,245             1,546          5,561
     Interest expense                                                          767             691             2,101          1,994
                                                                       -----------     -----------       -----------    -----------
                                                                             1,514           3,437             4,417          8,432
                                                                       -----------     -----------       -----------    -----------

EARNINGS (LOSSES) BEFORE EQUITY IN EARNINGS (LOSSES)  OF
     RELATED PARTIES                                                          (516)         (2,889)           (1,488)        (7,120)

     Equity in earnings (losses) of Wickes, Inc.                               629           1,840              (251)         1,693
                                                                       -----------     -----------       -----------    -----------
       NET EARNINGS (LOSSES)                                           $       113     $    (1,049)      $    (1,739)   $    (5,427)
                                                                       ===========     ===========       ===========    ===========




BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE:

     Net earnings (losses)                                             $      0.02     $     (0.20)      $     (0.37)   $     (1.04)

     Weighted average number of common shares
     used in computing earnings (losses) per share                       4,759,123       5,213,186         4,759,123      5,213,186











     See Accompanying Notes to Condensed Consolidated Financial Statements.
                                        4



                     RIVERSIDE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)



                                                                                               FOR THE NINE  MONTHS ENDING
                                                                                      -----------------------------------------
                                                                                          2000                          1999
                                                                                      -----------                   -----------
CASH FLOW FROM OPERATING ACTIVITIES

     Net loss                                                                         $    (1,739)                  $    (5,427)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation expense                                                                 151                           196
         Amortization expense                                                                  33                           103
         Amortization of bond discount                                                         --                           173
         Provision for doubtful accounts                                                       17                           124
         Gain on sale of fixed assets                                                           4                           ---
         Net realized investment gains                                                     (1,535)                          (17)
         Equity in earnings (losses) of unconsolidated subsidiaries                           251                        (1,693)
         Change in other assets and liabilities:
            Increase in accounts receivable                                                   (93)                         (131)
            Decrease in notes receivable                                                      ---                           167
            Increase in other assets                                                         (526)                         (300)
            Increase (decrease) in accounts payable and accrued liabilities                  (554)                        1,775
            Increase in discontinued operations, other liabilities
             and current income taxes                                                          (6)                         (177)
                                                                                      -----------                   -----------
         NET CASH USED IN OPERATING ACTIVITIES                                             (3,997)                       (5,207)
                                                                                      -----------                   -----------

     CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments:
            Property, plant and equipment                                                     (20)                         (291)
            Investment in real estate                                                         ---                           ---
         Proceeds from sales of investments:
            Property, plant and equipment                                                       4                             2
            Investment in real estate                                                       2,381                            79
            Securities of Greenleaf Technologies Corp.                                      1,309                           ---
            Securities of Wickes Inc.                                                         468                         1,186
                                                                                      -----------                   -----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                          4,142                           976
                                                                                      -----------                   -----------

     CASH FLOWS FROM FINANCING ACTIVITIES

            Repayment of debt                                                                (513)                         (420)
            Increase in borrowings                                                            222                         5,182
                                                                                      -----------                   -----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (291)                        4,762
                                                                                      -----------                   -----------

            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (146)                          531
            Cash and cash equivalents at beginning of period                                  277                           509

                                                                                      -----------                   -----------
            Cash and cash equivalents at end of period                                $       131                   $     1,040
                                                                                      ===========                   ===========

            Supplemental schedule of cash flow information:

              Non-cash compensation expense (Greenleaf) options                       $       105                  $        ---










     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company no longer owns a majority interest in Buildscape, Inc. ("Buildscape") and at October 21, 1999, the Company began to report its investment in Buildscape on the equity method (see Note 3. "Investment in Buildscape"). Accordingly, the Company's consolidated balance sheet as of December 31, 1999 does not include the accounts of Buildscape. The Company's condensed consolidated statements of operations and cash flows for the period ending September 30, 1999 include Buildscape on a consolidated basis.

         The condensed consolidated balance sheets as of September 30, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000, and for all periods presented have been made. The results for the three month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

         Comprehensive Income
         ____________________

         Changes in the components of other comprehensive income and in accumulated other comprehensive income for the first nine months of 2000 are as follows:

                                                                                 Unrealized                  Total
                                                                                  Gains on               Comprehensive
                                                                                 Securities                  Income

Balance at December 31, 1999                                                    $   1,253                $   (1,425)

  Change during the first nine months of 2000                                       3,820                     2,081
                                                                                ---------               -----------

Balance at September 30, 2000                                                   $   5,073               $       656
                                                                                =========               ===========

The change in comprehensive income includes the change in unrealized gains and the net loss for the first nine months of 2000.

         Earnings Per Share
         __________________

         Basic and diluted earnings per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share is based on the weighted average number of shares of common stock outstanding during each period (4,759,123 shares in 2000 and 5,213,186 shares in 1999). In periods where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted earnings per share as it would have an anti-dilutive effect on earnings per share. In addition, during the 3rd quarter of 2000, options to purchase 50,000 shares were not included in the diluted earnings per share since the options' exercise price were greater than the average market price.

2.       INVESTMENT IN WICKES INC.

         As of September 30, 2000, Riverside beneficially owned 2,918,543 shares of Wickes Inc.'s ("Wickes") common stock, which constituted 35% of Wickes' outstanding voting and non-voting common stock.

         Summary financial information of Wickes for the third quarter of 2000 follows (in thousands):

                                                               (unaudited)                   (audited)
                                                              Sept. 23, 2000              Dec. 25, 1999
                                                              --------------              -------------

Balance Sheet Data:
   Current assets                                                $ 241,212                  $ 241,835
   Total assets                                                    335,065                    334,636
   Current liabilities                                              86,301                     79,312
   Long-term debt and other long-term liabilities                  217,349                    224,505
   Common stockholders' equity                                      31,415                     30,819





                                                Three Months Ended                 Nine Months Ended
                                                ------------------                 -----------------
                                            (unaudited)     (unaudited)       (unaudited)      (unaudited)
                                              Sept. 23,       Sept. 25,         Sept. 23,       Sept. 25,
                                                2000           1999              2000              1999
                                                ----           ----              ----              ----


Income Statement Data:
Net sales                                   $  281,942      $  325,371       $  777,421        $  805,305
Cost of sales                                  219,707         259,916          609,818           641,108
   Gross profit                                 62,235          65,455          167,603           164,197
Selling, general &
  administrative                                50,829          50,524          144,645           136,997
Other expenses                                   2,315           1,803            5,692             4,700
Other income                                      (937)         (1,337)          (2,640)           (4,380)
Income before income tax                         3,865           8,588            1,730             9,743
Net income                                       2,136           5,044              469             5,355


3.       INVESTMENT IN BUILDSCAPE

         On October 21, 1999, Imagine Investments, Inc. ("Imagine") made a $10 million investment in Buildscape, which prior to the investment was a wholly-owned subsidiary of the Company. Imagine converted $3 million of convertible debt into common stock, exchanged 520,000 shares of Riverside common stock for Buildscape common stock and purchased an additional $5 million of Buildscape Series A Preferred Stock.

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

         Summary financial information of Buildscape for the third quarter of 2000 follows (in thousands):



                                                       (unaudited)                          (audited)
                                                   September 30, 2000                   December 30, 1999
                                                   ------------------                   -----------------


Balance Sheet Data:
    Current assets                                 $     2,573                           $     2,677
    Total assets                                         5,072                                 3,587
    Current liabilities                                  2,052                                 1,592
    Common stockholders' equity                          3,020                                 1,995




                                                         Three Months Ended                 Nine Months Ended
                                                         ------------------                 -----------------
                                                            (unaudited)                        (unaudited)
                                                     Sept. 30,         Sept. 30,        Sept. 30,        Sept. 30,
                                                       2000               1999            2000             1999
                                                       ----               ----            ----             ----


Income Statement Data:
    Net sales                                      $    326           $     207        $     575       $     386
    Cost of goods                                       294                 191              490             314
       Gross profit                                      32                  16               85              72
    Selling, general & administrative                 3,952               1,725            9,189           4,142
    Other expenses                                       --                  79               10             162
    Other income                                        (66)                 --             (138)             --
      Loss before income tax                         (3,854)             (1,788)          (8,976)         (4,232)
    Net loss                                         (3,854)             (1,788)          (8,976)         (4,232)

4.          INVESTMENT IN GREENLEAF

         As of September 30, 1998, the Company completed a transaction with Greenleaf, based in Austin, Texas, whereby the Company acquired common shares of Greenleaf in exchange for 100% of the common stock of the Company's former wholly-owned subsidiary, Gameverse, Inc. As a result of Greenleaf's dissatisfaction with the transaction, on January 28, 2000, the Company and Greenleaf executed a Settlement Agreement (the "Greenleaf Settlement"). In the Greenleaf Settlement, the Company retained 10,000,000 shares of the 14,687,585 shares that it had originally received. The Company also retained a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf common stock at an exercise price of $.25 per share. In addition to the 10,000,000 retained shares, 3,000,000 of the Greenleaf shares are held in an escrow account (the "Escrow Shares"), pursuant to an Escrow Agreement acceptable to Greenleaf and the Company. The proceeds from the sale of the Escrow Shares are to be used to fund a mutually agreeable joint venture for the marketing of technology and internet-related products, to be owned in equal amounts by Greenleaf and the Company. In connection with the settlement, Riverside granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax, Inc.

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

INVESTMENT SECURITIES - AVAILABLE FOR SALE

         In accordance with SFAS 115 and Rule 144, under the Securities Act of 1933, as amended (the "'33 Act") 4,611,786 shares of the Company's common stock in Greenleaf are classified as available for sale as of September 30, 2000. The cost basis is $0 and the estimated fair market value is $5,073,000, resulting in gross unrealized gains of $5,073,000. Sales of Greenleaf shares are limited by Rule 144 under the '33 Act to (i) the greater of the average weekly reported volume of trading in such securities during the four calendar weeks preceding the filing of Form 144 or(ii) 1% of Greenleaf's outstanding shares as of the most recent statement published by issuer. Based on the Company's intention to sell the maximum number of shares allowed in order to fund current operations and debt, such shares have been classified as available for sale and accordingly the value of such shares has been reflected as a component of comprehensive income, net of applicable tax of $0. No taxes have been reserved for since the Company has available net operating loss carryforwards and strategies which would result in no tax liability upon the sale of these securities.

5.       COMMITMENTS AND CONTINGENCIES

WICKES INC.

         As of September 23, 2000, Wickes had accrued approximately $98,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

         Many of the sales and distribution facilities presently and formerly operated by Wickes contained underground petroleum storage tanks. All such tanks known to Wickes located on facilities owned or operated by Wickes have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, Wickes has found petroleum contamination of soil and ground water on several of these sites and has taken, or expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by Wickes, the remediation of which Wickes could, under certain circumstances, be held responsible. Since 1988, Wickes has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years.

       In prior periods, Wickes had been identified as having used two landfills which are now Superfund clean up sites for which requests for reimbursement of a portion of the clean-up costs were submitted. These issues have been settled and Wickes has been relieved of responsibility.

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

       Wickes is one of many defendants in approximately 200 actions, each seeking unspecified damages, in various Michigan state courts. These actions are aimed at manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. Wickes is aggressively defending these actions and does not believe that these actions will have a material adverse effect on Wickes. Since 1993, Wickes has settled 30 similar actions for insignificant amounts, and another 245 of these actions have been dismissed. As of September 23, 2000 none of these suits have made it to trial.

       Losses in excess of the amounts accrued as of September 23, 2000 are possible but an estimate of these amounts cannot be made.

       Wickes is a defendant in a lawsuit resulting from a 1998 accident involving an employee truck driver that resulted in personal injuries to a third party. Plaintiffs seek compensatory damages in an unspecified amount. Recently, plaintiffs have amended their complaint to include a claim for punitive damages in an unspecified amount, for which insurance coverage may or may not be available.

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

         In onnection with the sale of Dependable Insurance Company, a former property and casualty subsidiary of the Company, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regard to time limits and maximum amounts. American Financial Acquisition Corporation subordinated debentures in the amount of $2.1 million are pledged as collateral on these indemnities. Although future loss development will occur over a number of years, the Company believes, based on all information presently available, that these indemnities will not have a material adverse effect on the Company's financial position or results of operations.

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

LIQUIDITY AND MANAGEMENT'S PLANS

         The Company's $1.8 million debt to Imagine that was due to mature on August 31, 2000 has been extended to December 15, 2000 and increased for the amount of unpaid interest and refinancing costs of $221,000. The Company has entered into a Amendment to Forbearance Agreement with the agent for its 11% Noteholders that will allow the principal and interest that was due on the 11% Notes on September 30, 2000 to be paid on December 31, 2000. The terms of this agreement provide that (i) the Company will continue to sell Greenleaf common stock in a reasonable manner, (ii) the Company will apply the proceeds from such sales first to the unpaid interest and second to the principal, (iii) the interest rate will remain at 17% and the Noteholders will receive a second lien behind Imagine on the 3,119,067 shares of Buildscape common stock. The Company continues to have discussions with other present and prospective lenders regarding refinancing all or a portion of these debts. However, there can be no assurance that the Company will be able to refinance any of these debts prior to the extended due dates for these loans.

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

         The Company estimates that as of November 9, 2000, it had approximately $436,000 of accounts payable and other current liabilities (excluding interest payable), approximately $301,000 of which are past due. In March of 2000, the

Company and Wickes renegotiated the terms of the Company's note to Wickes, deferring all principal payments due for one year, including the delinquent principal payments for November of 1999 and February of 2000.

         As stated above, the two assets that the Company may sell to cover immediate cash needs are Wickes and Greenleaf common stock. However, as of September 30, 2000, all of the Company's 2,918,543 shares of Wickes common stock were pledged to secure various obligations of the Company. On the closing of the Imagine short-term loan, Imagine released 81,970 shares of Wickes common stock, thereby permitting the Company to sell such shares. Imagine has now released another 81,720 shares of Wickes common stock that the Company will sell in the market and use the proceeds to cover payables and current operating costs. The Company currently owns 9,140,000 shares of Greenleaf common stock and has a five year option to purchase two million shares at $0.25 per share. All 9,140,000 shares owned are pledged to secure the Company's 11% Notes, and any proceeds of sale are required to be applied as discussed above. The Company owns an additional three million shares of Greenleaf common stock that are held in an escrow account, pursuant to an escrow agreement between the Company and Greenleaf (see Note 4. "Investment in Greenleaf"). Through November 9, 2000, the Company sold 140,000 shares of the Greenleaf escrow shares for approximately $151,000, of which $75,500 was paid to Greenleaf. Pursuant to the escrow agreement in October 0f 2000, the Company and Greenleaf began investing the proceeds of the escrow stock sales in joint ventures.

         The Company has been selling shares of Wickes and Greenleaf common stock to meet the immediate cash requirements of interest due and operations. Through November 9, 2000, the Company has sold 81,970 shares of Wickes common stock and 860,000 shares of Greenleaf common stock for proceeds of approximately $476,000 and $1,385,000, respectively. Proceeds from the sale of Wickes common stock were used to pay the interest due to Wickes and to fund current operating costs. All proceeds from the sale of Greenleaf common stock, other than the escrow shares, are used to pay the 11% Noteholders as discussed in Note 6. "Long Term and Mortgage Debt ."

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

         In June 2000, the Company sold 6.83 acres of its Florida real estate, which generated proceeds of approximately $1.6 million. The entire proceeds were used to pay the interest due on the Company's mortgage debt and a prepayment of interest. In September 2000, the Company sold 8.8 acres of its Atlanta real estate, which generated proceeds of approximately $861,000. As of November 9, 2000, the Company has made a prepayment of interest of approximately $400,000 on its mortgage debt.

         The Company currently has 45 acres of its Atlanta real estate under contract to sell. All sales proceeds, estimated at $7 million (after closing costs), will be used to pay interest, real estate taxes and pay down principal on the current mortgage debt of $11.3 million. The Company previously had a contract to sell all remaining acres scheduled for a May closing, however, the buyer was unable to meet the terms of the sale and it was cancelled.

         In October 2000, the Company sold its remaining Florida property for approximately $309,000. These proceeds were used to fund the Company's current operations.

         The Company's assessment of the matters described in this Section and other Forward-Looking Information is inherently subject to uncertainty. The outcome of certain matters described in this Section may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, Wickes' ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom Wickes may be entitled to indemnity, and the unpredictability of matters in litigation.

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

6.       LONG TERM AND MORTGAGE DEBT

         Consolidated long-term and mortgage debt is comprised of the following as of September 30, 2000 (in thousands):

     LONG-TERM DEBT

     Collateralized Notes                                                                    $      9,500
     Other                                                                                          2,491
     Less: current maturities                                                                     (11,656)
                                                                                             ------------
     Total Company long-term debt less current maturities                                    $        335

     MORTGAGE DEBT

     Mortgage debt, non-recourse                                                             $     11,345

              Total long-term and mortgage debt
                                                                                             ------------
                less current maturities                                                      $     11,680
                                                                                             ============

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

         The Company has entered into an Amendment to the Forbearance Agreement with the agent for the 11% Noteholders that will allow the interest and principal that was due on September 30, 2000, to be paid on December 31, 2000. The terms of this agreement provide that (i) the Company continue to sell the Greenleaf common stock in a reasonable manner, (ii) the Company will apply the proceeds from such sales first to the unpaid interest and second to the unpaid principal, (iii) the interest rate will remain at 17% and the Noteholders will receive a second lien behind Imagine on the 3,119,067 shares of Buildscape common stock.

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

IMAGINE SHORT-TERM LOAN

         As of May 9, 2000, the Company had made payments of $9,553 under the Imagine short- term loan but was delinquent with respect to required payments of approximately $174,675 of interest. In connection with the Greenleaf Settlement, the Company granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax, all of which are pledged to Imagine. The Company believes that if Greenleaf exercises this stock option, then the Imagine short-term loan will be paid in full. On August 31, 2000 the Company and Imagine extended the principal and interest payments that was due on August 31, 2000 until December 15, 2000. The $1.8 million loan balance was increased by $221,000 for unpaid interest and refinancing costs with this extension.

7.       INCOME TAXES

         The Company's effective tax rate was 0% for the nine months ended September 30, 2000 and 1999. The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be realized in the near future.

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company has appointed a team to implement SFAS 133 on a global basis for the Company. This team has been implementing an SFAS 133 complaint risk management information system, globally educating both financial and non- financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. Our SFAS 133 team is currently determining the impact of SFAS 133 on our consolidated results of operations and financial position. This statement should have no impact on the Company's consolidated cash flows.

9.       STOCK OPTIONS

         In the second quarter management proposed the transfer of additional shares of Greenleaf's common stock and options to certain officers and employees. These issuances are subject to the Company's Board of Directors review and approval. On April 7, 2000, the Board engaged an outside consulting firm to conduct a compensation analysis of incentive programs. The Board has not taken any further action pending review of the report.

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

                              RESULTS OF OPERATIONS

                                     GENERAL

     The Company reported results of operations for the three and nine months ended September 30, 2000 and 1999, as follows (in thousands):



                                                            Three Months Ended                       Nine Months Ended
                                                            ------------------                       -----------------
                                                      Sept. 30,           Sept. 30,             Sept. 30,          Sept. 30
                                                         2000               1999                   2000              1999
                                                         ----               ----                   ----              ----


Earnings(loss) before income taxes,
  and equity in related parties(1)(2)             $     (516)         $  (2,889)        $   (1,488)             $  (7,120)

Income tax (benefit) expense                                                 --                                        --

Equity in  earnings (losses)
  of Wickes Inc.(3)                                      629              1,840               (251)                 1,693
                                                  __________           _________        __________              _________

Net earnings(losses)                             $       113           $ (1,049)         $  (1,739)             $  (5,427)
                                                 ===========           =========         =========              =========


(1) Includes realized investment gains of $477,000 and $18,000 for the three months ended September 30, 2000 and 1999, and $1,640,000 and $18,000 for the nine months ended September 30, 2000 and 1999, respectively.

(2) The Company accounted for its investment in Buildscape under the equity method for the nine months of 2000. During the same period in 1999, the Company consolidated Buildscape's operations with those of the Company and its subsidiaries.

(3) Includes goodwill amortization of $130,200 and $130,200 for the three months ended September 30, 2000 and 1999, and $390,600 and $390,600 for the nine months ended September 30, 2000 and 1999, respectively.

                                LINES OF BUSINESS

       The following tables sets forth certain financial data for the three and nine months ended September 30, 2000 and 1999, respectively, for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. Buildscape's operations are consolidated with those of the Company and its subsidiaries through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the first nine months of 2000. The "Parent Group" includes real estate, parent company, discontinued operations and all eliminating entries for inter-company transactions.



                                                            Three Months Ended                 Nine Months Ended
                                                        -------------------------          ------------------------
                                                        Sept. 30,       Sept. 30,          Sept. 30,       Sept. 30,
                                                          2000            1999               2000             1999
                                                          ----            ----                ----             ----
                                                              (in thousands)                  (in thousands)


SALES:

     Buildscape(1)                                   $        --       $       207       $        --         $       386
     Cybermax                                                500               306             1,248                 849
     Wickes(2)                                                --                --                --                  --
     Parent Group                                             --                 5                --                  34
                                                     -----------       -----------       -----------         -----------
          Total                                      $       500       $       518       $     1,248         $     1,269
                                                     ===========       ===========       ===========         ===========

COST OF SALES:

     Buildscape(1)                                   $        --       $       191       $        --         $       314
     Cybermax                                                281                45               569                 136
     Wickes(2)                                                --                --                --                  --
     Parent Group                                             --                --                --                   4
                                                     -----------       -----------       -----------         -----------
          Total                                      $       281       $       236       $       569         $       454
                                                     ===========       ===========       ===========         ===========

OTHER OPERATING INCOME:

     Buildscape(1)                                   $        --       $        --       $        --         $        --
     Cybermax                                                  1                --                13                   1
     Wickes(2)                                                --                --                --                  --
     Parent Group                                             42                (5)               77                  43
                                                     -----------       -----------      ------------         -----------
          Total                                      $        43       $        (5)     $         90         $        44
                                                     ===========       ============     ============         ===========

INVESTMENT INCOME AND REALIZED

  GAINS/(LOSSES):

     Buildscape(1)                                   $        --       $        --       $        --         $        --
     Cybermax                                                 --                --                --                  --
     Wickes(2)                                                --                --                84                  --
     Parent Group                                            455                35             1,507                  (1)
                                                     -----------       -----------       -----------         -----------
          Total                                      $       455       $        35       $     1,591         $        (1)
                                                     ===========       ===========       ===========         ===========







                                                           Three Months Ended                  Nine Months Ended
                                                        -------------------------          ---------------------------
                                                       Sept. 30,           Sept. 30,       Sept. 30,          Sept. 30,
                                                          2000               1999             2000              1999
                                                          ----               ----             ----              ----
                                                                (in thousands)                     (in thousands)

EXPENSES:

         Buildscape(1)                               $        --       $     1,725       $        --         $     4,142
         Cybermax                                            334               583             1,218               1,581
         Wickes(2)                                            --                --                --                  --
         Parent Group                                        132               202               529                 261
                                                     -----------       ------------      -----------         -----------
                  Total                              $       466       $     2,510       $     1,747         $     5,984
                                                     ===========       ===========       ===========         ===========

INTEREST EXPENSE:

         Buildscape(1)                               $        --        $        79      $        --         $       162
         Cybermax                                             --                  1               --                   3
         Wickes (2)                                          411                368            1,059               1,131
         Parent Group                                        356                243            1,042                 698
                                                     -----------        -----------      -----------         -----------
                  Total                              $       767        $       691      $     2,101         $     1,994
                                                     ===========        ===========      ===========         ===========

EARNINGS(LOSS) BEFORE INCOME

  TAXES, EQUITY IN RELATED PARTIES
  AND MINORITY INTEREST:

         Buildscape(1)                               $        --       $    (1,788)      $        --         $    (4,232)
         Cybermax                                           (114)             (323)             (526)               (870)
         Wickes(2)                                          (411)             (368)             (975)             (1,131)
         Parent Group                                          9              (410)               13                (887)
                                                     ------------      -----------       -----------         -----------
                  Total                              $      (516)      $    (2,889)      $    (1,488)        $    (7,120)
                                                     ============      ===========       ===========         ===========

IDENTIFIABLE ASSETS:

         Buildscape(1)                               $      (947)      $       526       $      (947)      $       526
         Cybermax                                            585               585               585               585
         Wickes(2)                                        15,157            15,245            15,157            15,245
         Parent Group                                     12,622            10,895            12,622            10,895
                                                     -----------       -----------       -----------         ---------
                  Total                              $    27,417       $    27,251       $    27,417         $  27,251
                                                     ===========       ===========       ===========         =========

(1) After October 21, 1999, the Company's balance sheet and statements of operations reflect the Company's investment in Buildscape on the equity method.

(2) Includes an interest allocation from Riverside on its 11% secured notes and 13% subordinated notes of $411,000 and $368,000 for the three months ended September 30, 2000 and 1999, respectively, and $1,059,000 and $1,131,000 for the nine months ended September 30, 2000 and 1999, respectively.

                                BUILDSCAPE, INC.

     The following table sets forth unaudited information concerning the results of Buildscape for the three and nine months ended September 30, 2000 and 1999, respectively: (in thousands)




                                                            Three Months Ended                      Nine Months Ended
                                                     ----------------------------             ---------------------------
                                                                  (unaudited)                        (unaudited)
                                                         Sept. 30,        Sept. 30,           Sept. 30,        Sept. 30,
                                                           2000             1999                 2000            1999
                                                           ----             ----                 ----             ----
Sales                                                $       326       $       207       $        575        $       386
Cost of sales                                                294               191                490                314
                                                     -----------       -----------       ------------        -----------
    Net profit                                                32                16                 85                 72

Selling, general and administrative                        3,733             1,648              8,681              4,013
Depreciation and amortization                                219                77                508                129
Interest expense                                              --                79                 10                162
                                                     -----------       -----------       ------------        -----------
         Total expenses                                    3,952             1,804              9,199              4,304

Other income                                                  66                --                138                 --
                                                     -----------       -----------       ------------        -----------
Net loss                                             $    (3,854)     $     (1,788)      $     (8,976)       $    (4,232)
                                                     ===========      ============       ============         ==========



         Revenues for the third quarter of 2000 were $326,000 compared to $207,000 for the comparable period in 1999. Revenues for the third quarter of 2000 include $281,000 of product revenue and $45,000 of fee revenue. Revenues for the third quarter of 1999 include $158,000 of product revenue and $49,000 of fee revenues. The direct costs for the third quarter of 2000 were $347,000 compared to $191,000 for comparable period in 1999. The direct costs for the third quarter of 2000 include $347,000 for product revenue and $0 for fee revenue.

         Revenues for the first nine months of 2000 were $575,000 compared to $386,000 for the comparable period in 1999. Revenues for the first nine months of 2000 include $511,000 of product revenue and $64,000 of fee revenue. Revenues for the first nine months of 1999 include $228,000 of product revenue and $158,000 of fee revenue. The direct costs for the first nine months of 2000 were $490,000 compared to $314,000 for the comparable period in 1999. The direct costs for the first nine months of 2000 include $488,000 for product revenue and $2,000 for fee revenue.

         SG&A expenses increased for the third quarter of 2000 to $3,733,000 compared to $1,648,000 during the third quarter of 1999. This increase is primarily the result of increased personnel, and higher legal, advertising, computer services, and travel expenses.

         SG&A expenses increased for the first nine months of 2000 to $
8,681,000
compared to $4,013,000 during the first nine months of 1999. This increase is primarily due to increased personnel which accounted for $2.7 million of the increase. In addition, advertising, legal, computer services and travel expenses increases were significantly higher.

         On October 21, 1999, the Company sold to Imagine 38% of the common and 100% of the preferred stock of Buildscape. As a result, the Company accounted for its investment in Buildscape under the equity method after October 21, 1999.

         On May 12, 2000, Buildscape entered into a stock purchase agreement with Imagine and the Dow Chemical Company ("Dow") pursuant to which Dow purchased Series A Preferred Stock and common stock of Buildscape from Imagine and also purchased newly issued Series B Preferred Stock directly from Buildscape. Dow will purchase a second tranche of Series B Preferred Stock upon the completion of certain milestones by Buildscape. Dow also acquired an option to acquire additional shares in Buildscape that will increase its ownership to 50.1%. Upon the completion of the transactions, Riverside's ownership in Buildscape will be reduced from 47% to 35%, on a fully converted basis.

         Buildscape delivers products and services to construction professionals through the Internet and other emerging technologies. BuildscapePro (www.buildscapepro.com) provides access to real- time product and procurement information, including pricing, availability and delivery. This allows professional builders and contractors to better manage the flow of materials, locate subcontractors and enhance their customer service. Buildscape also operates www.buildscape.com, giving consumers access to building products and information for their home improvement needs.

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

                                 CYBERMAX, INC.

         The following table sets forth unaudited information concerning the results of Cybermax for the three and nine months ended September 30, 2000 and 1999, respectively (in thousands):



                                                            Three Months Ended                  Nine Months Ended
                                                     -----------------------------       ------------------------------
                                                               (unaudited)                          (unaudited)
                                                        Sept. 30,         Sept. 30,        Sept. 30,           Sept. 30,
                                                           2000             1999             2000                 1999
                                                           ----             ----             ----                 ----

Sales                                                $       500       $       306       $     1,248         $       849
Cost of sales                                                281                45               569                 136
                                                     -----------       -----------       -----------         -----------
     Net profit                                              219               261               679                 713

Selling, general and administrative                          289               530             1,081               1,474
Depreciation and amortization                                 45                53               137                 106
Interest expense                                              --                 1                --                   3
                                                     -----------       -----------       -----------         -----------
Total expenses                                               334               584             1,218               1,583

Other operating income                                         1                --                13                  --
                                                     -----------       -----------       -----------         -----------
Net loss                                             $      (114)      $      (323)      $      (526)        $      (870)
                                                     ===========       ===========       ===========         ===========




         Revenues for the third quarter of 2000 were $500,000 compared to $306,000 for the comparable period in 1999. Revenues for the third quarter of 2000 include $400,000 of e- Commerce solution sales, $10,000 of software and equipment sales, $14,000 of multi-media solution sales and $76,000 of network services. Revenues for the third quarter of 1999 include $240,000 of e-Commerce solution sales, $15,000 of software and equipment sales and $51,000 of network services. The direct costs for the third quarter of 2000 include $183,000 for e-Commerce solution sales, $32,000 of multimedia sales, $10,000 of software and equipment sales, $55,000 network services and $1,000 of miscellaneous costs. The direct costs for the third quarter of 1999 include $9,000 of costs for software and equipment sales, $32,000 of costs for network services and $4,000 of miscellaneous costs. During the third quarter of 1999, the direct costs for the e-commerce solution sales were employees salaries which were included in the SG&A line item. In 2000, these costs were provided by an outside consulting firm and were included as a direct cost of sales.

         Revenues for the first nine months of 2000 were $1,248,000 compared to $849,000 for the first nine months of 1999. Revenues for the first nine months of 2000 include $952,000 of e- Commerce solution sales, $96,000 of software and equipment sales, $21,000 of multimedia solutions sales and $179,000 of network services. Revenues for the first nine months of 1999 include $666,000 of e-Commerce solution sales, $160,000 of software and equipment sales and $23,000 of network services. The direct costs for the first nine months of 2000 include $320,000 for e- Commerce solution sales, $68,000 of software and equipment sales, $31,000 of multimedia sales, $133,000 of network services and $17,000 of miscellaneous costs. The direct costs for the first nine months of 1999 include $10,000 for e-Commerce solution sales, $16,000 of software and equipment sales, $110,000 of network services and $10,000 of miscellaneous costs. During the first nine months of 1999, the direct costs for the e-Commerce solution sales were employees salaries which were included in the SG&A line item. In 2000, these costs were provided by an outside consulting firm and were included as a direct cost of sales.

         SG&A expenses decreased for the third quarter of 2000 to $289,000, compared to $530,000 during the third quarter of 1999. The primary reason for this decrease was the reduction of personnel and legal expense which was offset slightly by increases in contractual services, software services and marketing and advertising expense.

         SG&A expenses decreased for the first nine months of 2000 to $1,081,000, compared to $1,474,000 during the first nine months of 1999. The primary reason for this decrease was the reduction of the personnel in 2000 and legal expenses which were offset slightly by increases in contractual services, software services and marketing and advertising expense.

                                   WICKES INC.

         The Company estimates that its results of operations for the third quarter of 2000 include profits of $218,000 attributable to Wickes, compared to profits of $1,472,000 for the same period in 1999. The Company estimates that its results of operations include losses of $1,226,000 attributable to Wickes, for the first nine months ended September 30, 2000 compared to profits of $821,000 for the same period in 1999.

         The following discussion was obtained from the Wickes Quarterly Report on Form 10-Q for the second quarter of 2000.

       The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Wickes' Annual Report on Form 10- K for the year ended December 25, 1999.

       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by Wickes, including those closed or sold during the period.




                                                          Three Months Ended                    Nine Months Ended
                                                     -----------------------------         --------------------------

                                                       Sept. 23,          Sept. 25,        Sept. 23,         Sept. 25,
                                                         2000                1999             2000              1999
                                                       --------          --------           --------         ---------
Net sales                                               100.0%              100.0%           100.0%            100.0%
Gross profit                                             22.1%               20.1%            21.6%             20.4%
Selling, general and
  administrative expense                                 18.0%               15.5%            18.6%             17.0%
Depreciation, goodwill and

  trademark amortization                                  0.5%                0.4%             0.6%              0.5%
Provision for doubtful accounts                           0.3%                0.2%             0.2%              0.1%

Other operating income                                   (0.3)%              (0.4)%           (0.4)%            (0.5)%
Income from operations                                    3.6%                4.4%             2.6%              3.3%



         Wickes' results of operations historically are affected by, among other factors, weather conditions, interest rates, lumber prices, housing starts and other external economic factors. Weather conditions during the first nine months of 2000 were relatively comparable to the prior year. However, Wickes' largest region, the Midwest, experienced wetter than normal conditions in May, June and July which tends to adversely impact sales. The second quarter and first half of 2000 showed continuing trends of higher interest rates, which many builders took as a sign to slow down production and test demand. In addition to these factors, housing starts for the third quarter of 1999 were a combined 9.4% in the Midwest and Northeast regions of the United States (11.0% and 5.9%, respectively). The Midwest and Northeast regions of the United States represented approximately 82.0% of Wickes' sales in the third quarter of 2000 versus 79% in the comparable period in 1999. When combined with the South, housing starts for the third quarter of this year were down 10.2% from the third quarter of 1999. On a year-to-date basis, actual housing starts are down 3.5% nationally from the third quarter of 1999. In addition to the affects of the foregoing, escalating fuel prices and higher interest rates also have adversely impacted Wickes' earnings.

         Dimensional lumber and panel products are commodities which cause Wickes' costs to fluctuate with changing market conditions, generally tracked using the Random Lengths Framing Composite Average and the Random Lengths Panel Index. Increases in commodity lumber prices ("lumber inflation") generally are passed on to the customer with certain lag effects, resulting in higher selling prices, or are fixed in the futures market for a small percentage of longer term sales contracts. In periods of decreasing commodity lumber prices ("lumber deflation"), selling prices for lumber decrease, with certain lag effects.

         Net income for the three months ended September 23, 2000 was $2.1 million compared with a net income of $5.0 million for the three months ended September 25, 1999. The decrease in net income for the three-month period primarily is the result of decreased sales and is the result of decreased sales and gross margin generally resulting from lumber deflation; increased SG&A expenses driven by higher fuel costs; an increase in the provision for doubtful accounts; and higher interest costs.

         Net income for the first nine months of 2000 was $0.5 million compared with net income of $5.4 million for the first nine months of 1999. The decrease in net income for the nine-month period primarily is the result of increases in SG&A, depreciation and interest expenses, as well as a reduction in other operating income, all of which offset higher gross margin.

                      PARENT COMPANY AND OTHER SUBSIDIARIES

       The following discussion relates to the operations of the Parent Company and its subsidiaries, other than Buildscape, Cybermax and Wickes (the "Parent Group").

       The Parent Group's non-interest operating expenses for the third quarter of 2000 decreased to $132,000 compared to $202,000 during the same period in 1999. The 1999 expenses include approximately $104,000 of expenses incurred in connection with the replacement of the Company's 13% Notes that matured in 1999.

       Revenues of the Parent Company (excluding investment income) for the third quarter of 2000 and 1999 were $42,000 and $(5,000), respectively.

       Interest expense (excluding interest allocation to Wickes for the Parent Company's 11% and 13% Notes of $411,000 in 2000 and $368,000 in 1999) for the
third quarter of 2000 and 1999, were $356,000 and $243,000 respectively. In 2000, interest consisted of $72,000 on the Parent Company's other debt and $284,000 on the Parent Company's real estate mortgage debt. In 1999, interest consisted of $14,000 on the Parent Company's other bank debt and $229,000 on the Parent Company's real estate mortgage debt. The primary reason for the increase in interest expense is due to additional debt of the Company and higher interest rates on the Company's mortgage debt.

       The Parent Group's non-interest operating expenses for the first nine months of 2000 increased to $529,000 compared to $261,000 during the same period in 1999. The 1999 expenses include income of approximately $100,000, which resulted from the release of a reserve established in prior years in connection with the sale of the Company's former property and casualty operations. In addition, the 1999 expenses include approximately $104,000 of expenses incurred in connection with the replacement of the Company's 13% Notes that matured in 1999. On April 14, 2000, the Company's Board of Directors authorized the Company to transfer certain options held by the Company to acquire common stock of Greenleaf to certain employees of the Company. Accordingly, in the second quarter of 2000, the Company recorded income of approximately $105,000 included in net realized investment gains, which represents the value of the shares transferred. Such approval effectively results in the awarding of options and the recognition of compensation expense of approximately $105,000, accordingly. In addition travel, audit and legal expenses were higher for the nine months of 2000 compared to the nine months of 1999.

       Revenues of the Parent Group (excluding investment income) for the first nine months of 2000 and 1999 were $77,000 and $43,000, respectively.

       Interest expense (excluding interest allocation to Wickes for the Parent Company's 11% and 13% notes of $1,059,000 in 2000 and $1,131,000 in 1999) for the nine months of 2000 and 1999, were $1,042,000 and $698,000 respectively. In 2000, interest consisted of $214,000 on the Parent Company's other debt and $828,000 on the Parent Company's real estate mortgage debt. In 1999, interest consisted of $17,000 on the Parent Company's other bank debt and $681,000 on the Parent Company's real estate mortgage debt. The primary reason for the increase in interest expense is due to additional debt of the Company and higher interest rates on the Company's mortgage debt.

                             REAL ESTATE INVESTMENTS

       The Company's real estate investments consist of $6,676,000 in Georgia properties, and $79,000 in other states.

       During the third quarter of 2000, the Company sold 8.8 acres of its Georgia property for $861,000, and recorded a gain of $153,000 on the sale. The Company had no sales of its real estate investments during the third quarter of 1999.

                                  INCOME TAXES

       The Company's effective tax rate was 0% for the three and nine months ended September 30, 2000 and 1999. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits which will be realized upon sale or subsequent increase in GAAP basis of this investment.

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

       The $9,500,000 principal amount of the Company's 11% Notes due September 30, 2000, and the $1,800,000 principal amount of the Company's short-term loan from Imagine due August 31, 2000 have been extended. For further information regarding these loans see Note 5. "Commitments and Contingencies", and Note 6. "Long Term and Mortgage Debt".

       For a  detailed  discussion  of  the  Parent   Company's   liquidity  and
management's plans related thereto, see Note 5. "Commitments and Contingencies".

       During the first nine months of 2000, stockholders' equity increased by a net of $2,081,000. The primary reason for the increase was the change in unrealized gains on the Company's Greenleaf common stock which was approximately $3,820,000. In addition, the Company recorded gains on the sale of its Greenleaf common stock of $1,413,000. This increase was offset by losses attributable to Wickes of approximately $1,226,000. In addition, the Parent Company's and Cybermax's operations incurred losses of approximately $1,926,000.


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

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

       27.1         Financial Data Schedule (SEC Use Only).

                    (b)    Reports on Form 8-K

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  ------------------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer

By /s/ Catherine J. Gray
  ----------------------------------
Catherine J. Gray
Senior Vice President and
Chief Financial Officer

Date:  November 14, 2000