Form 10-K
period 2000-12-31
RIVERSIDE GROUP INC/FL
filed 2001-04-02
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended
                                December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-9209
                                December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 16, 2001, the Registrant had 4,767,123 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the NASDAQ SmallCap Stock Market) held by nonaffiliates parities was approximately $1.5 million (includes themarket value of all such stock other than shares beneficially owned by officers and directors and the Registrant's Employee Stock Ownership Plan and Trust).



                                                 TABLE OF CONTENTS

                                                                                                         Page No.
                                                      PART I

Item 1.        Business...........................................................................................1
Item 2.        Properties.........................................................................................9
Item 3.        Legal Proceedings..................................................................................9
Item 4.        Submission of Matters to a Vote of Security-Holders................................................9

                                                      PART II

Item 5.        Market for Registrant's Common Equity
                    and Related Stockholder Matters..............................................................10
Item 6.        Selected Financial Data...........................................................................11
Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................................13
Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.........................................23
Item 8.        Financial Statements and Supplementary Data.......................................................25
Item 9.        Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.......................................................25

                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant................................................25
Item 11.       Executive Compensation............................................................................25
Item 12.       Security Ownership of Certain Beneficial Owners and Management....................................25
Item 13.       Certain Relationships and Related Transactions....................................................25

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................26
               (a)  List of Financial Statements and Schedules Filed as a Part of this Report....................26
               (b)  Reports on Form 8-K..........................................................................26
                    Exhibits.....................................................................................27

SIGNATURES.......................................................................................................31

FINANCIAL STATEMENTS..........................................................................................F - 1

FINANCIAL STATEMENT SCHEDULES.................................................................................S - 3


                                     PART I

Item 1. Business.

         Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside", also "Parent Company"), is a holding company focused through its wholly-owned subsidiary, Cybermax, Inc. ("Cybermax") and other equity investments, in e-Commerce, e-Learning and Interactive Media solutions.

         The Company is engaged in the supply and distribution of building materials through its 35%-equity investment in Wickes Inc. ("Wickes") and its 40%-equity investment in Buildscape, Inc. ("Buildscape"). Wickes is a leading supplier and manufacturer of building materials in the United States, with 101 sales and distribution facilities and 27 manufacturing facilities located in 24 states in the midwest, northeast and south. Buildscape provides e-commerce services and building-related content to the home building professional as well as consumers.

         Unless the context indicates otherwise, the term "the Company" as used herein refers to Riverside and its wholly-owned subsidiaries.

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

         Riverside obtained its initial investment in Wickes in 1990 through the acquisition of American Founders Life Insurance Company, which at the time owned approximately 10% of Wickes' common stock. In 1993, as part of a Wickes recapitalization plan, including an initial public common stock offering, Riverside increased its beneficial ownership of Wickes' common stock to approximately 36%. On June 20, 1996, Riverside purchased from Wickes 2,000,000 newly-issued shares of Wickes' common stock for $10,000,000 in cash. In 1998 and early 1999, Riverside sold 1,151,900 shares of its Wickes' common stock. As of March 15, 2001, Riverside beneficially owned 2,876,243 shares of Wickes' common stock, which constitutes 35% of Wickes' outstanding voting and non-voting common stock. See "Investment in Wickes."

     In January 1998, Riverside formed various operating subsidiaries, which acquired certain e-commerce and advertising operations from Wickes. These subsidiaries included Cybermax and Buildscape. In October 1999, the Company decreased its ownership in Buildscape to 47%. In May 2000, the Company decreased its ownership in Buildscape to 40%. See "Buildscape". In February 1998, Riverside acquired the assets of Cybermax from a third party. See "Cybermax".

                                Lines of Business

     The following table sets forth certain financial data for the past three years for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. The "Parent Group" includes real estate, parent company, and all eliminating entries for inter-company transactions. Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998. The Company accounted for its investment in Wickes' under the equity method for the fourth quarter of 1998 and all of 1999 and 2000. Buildscape's operations are consolidated with those of the Company and its subsidiaries for all of 1998 and through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the remainder of 1999 and all of 2000.


                                                                                            Years Ended December 31,
                                                                           ---------------------------------------------------------
                                                                               2000               1999               1998
                                                                               ----               ----               ----
                                                                                             (in thousands)


Sales:
     Buildscape(1)                                                        $       --          $      415          $       30
     Cybermax                                                                  1,774               1,171                 486
     Wickes(2)                                                                    --                  --             667,024
     Parent Group                                                                 --                  34                 164
                                                                          ----------          ----------          ----------
                  Total                                                   $    1,774          $    1,620          $  667,704
                                                                          ==========          ==========          ==========
Cost of sales:
     Buildscape(1)                                                        $       --          $      342          $       14
     Cybermax                                                                    945                 213                 182
     Wickes(2)                                                                    --                  --             509,740
     Parent Group                                                                 --                   4                 170
                                                                          ----------          ----------          ----------
                  Total                                                   $      945          $      559          $  510,106
                                                                          ==========          ==========          ==========
Other operating income:
     Buildscape(1)                                                        $       --          $       --          $       --
     Cybermax                                                                     52                  15                  --
     Wickes(2)                                                                    --                  --               5,045
     Parent Group                                                                136                  80                 546
                                                                          ----------          ----------          ----------
                  Total                                                   $      188          $       95          $    5,591
                                                                          ==========          ==========          ==========
Investment income and realized gains/(losses):
     Buildscape(1)                                                        $       --          $        3          $       --
     Cybermax                                                                     --               3,994                  --
     Wickes(2)                                                                    28                  --              (1,837)
     Parent Group                                                              1,899                (321)              1,306
                                                                          ----------          ----------          ----------
                  Total                                                   $    1,927          $    3,676          $     (531)
                                                                          ==========          ==========          ==========








                                                                                            Years Ended December 31,
                                                                          ----------------------------------------------------------
                                                                                2000                1999                1998
                                                                                               (in thousands)

Expenses:
     Buildscape(1)                                                        $       --          $    4,485          $    4,605
     Cybermax                                                                  1,554               2,209                (283)
     Wickes(2)                                                                    --                  --             141,743
     Parent Group                                                                823                 421               1,549
                                                                          ----------          ----------          ----------
             Total                                                        $    2,377          $    7,115          $  147,614
                                                                          ==========          ==========          ==========

Restructuring and unusual items:
     Buildscape(1)                                                        $       --          $       --          $       --
     Cybermax                                                                     --                  --                  --
     Wickes(2)                                                                    --                  --               5,932
     Parent Group                                                                 --                  --                  --
                                                                          ----------          ----------          ----------
                  Total                                                   $       --          $       --          $    5,932
                                                                          ==========          ==========          ==========

Interest expense:
     Buildscape(1)                                                        $       --          $      174          $       85
     Cybermax                                                                     --                   3                   6
     Wickes(2)(3)                                                              1,466               1,407              17,984
     Parent Group                                                              1,400               1,058               1,189
                                                                          ----------          ----------          ----------
                  Total                                                   $    2,866          $    2,642          $   19,264
                                                                          ==========          ==========          ==========

Loss before  income  taxes,  equity in related  parties
  and minority interest:
     Buildscape(1)                                                        $       --          $   (4,583)         $   (4,674)
     Cybermax                                                                   (673)              2,755                 581
     Wickes(3)                                                                (1,438)             (1,407)             (5,167)
     Parent Group                                                               (188)             (1,690)               (892)
                                                                          -----------         -----------         -----------
                  Total                                                   $   (2,299)         $   (4,925)         $  (10,152)
                                                                          ===========         ===========         ===========

Identifiable assets:
     Buildscape(1)                                                        $     (947)         $     (947)         $      248
     Cybermax                                                                    505                 556                 217
     Wickes(3)                                                                15,779              15,799              14,738
     Parent Group                                                              9,764              10,775              10,942
                                                                          ----------          ----------          ----------
                  Total                                                   $   25,101          $   26,183          $   26,145
                                                                          ==========          ==========          ==========


(1) After October 21, 1999, the Company's balance sheet and statements of operations reflect the Company's investment in Buildscape on the equity method. See Note 5 to the Company's Consolidated Financial Statements included elsewhere herein.

(2) After September 30, 1998, the Company's balance sheet and statements of operations reflect the Company's investment in Wickes on the equity method. See
Note 3 to the Company's Consolidated Financial Statements included elsewhere herein.

(3) Includes  $1,466,000,  $1,407,000,  and $1,502,000,  for an interest expense allocation from Riverside on its 13% Subordinated Notes and 11% Secured Notes for 2000, 1999 and 1998, respectively.

Internet and E-Commerce Operations

         Effective January 15, 1998, Riverside acquired certain operations of Wickes that Wickes had determined to discontinue as a result of Wickes' plan to streamline its operations and focus primarily on its core professional builder business. The operations transferred include e-Commerce and advertising on the Internet. The consideration given or to be given by Riverside to Wickes in the transaction consists of Riverside's three-year $871,844 unsecured promissory note and future payments of ten percent of the transferred operations' net income (subject to a maximum of $430,000). The Company has not made any payments under this agreement since these operations have only incurred losses.

     In connection with this acquisition, Riverside established various operating subsidiaries to conduct the businesses acquired from Wickes, as well as related operations. Buildscape was established to provide e-Commerce and advertising services for the building materials industry on the Internet.
Cybermax was established to provide e-Commerce solutions to the building industry, as well as software application development and hosting services. Buildscape

        Buildscape

        The Company provides services to the e-Commerce market through its 40%-equity investment in Buildscape. Buildscape provides home-building materials, service and commerce online to consumers and professsionals in the home-building industry. Buildscape is considered to be a development stage company.

        On October 21, 1999, Imagine Investments,Inc. ("Imagine") made a $10 million investment into Buildscape by converting $3 million of debt in common stock, exchanging 520,000 shares of Riverside stock for Buildscape common stock and investing $5 million into Buildscape for preferred shares.

         In this transaction, Imagine acquired from Riverside 1,880,933 of Buildscape's 5,000,000 outstanding shares of common stock in exchange for (i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine. In connection with the transaction, Imagine was granted the right to vote the Company's common shares on all matters with the exception of change in control. As of October 22, 1999, the Company owned 62% of the Buildscape common stock, however, since the Company's voting rights were controlled by Imagine, the Company began accounting for its investment in Buildscape on the equity method. The Company retained the remaining 3,119,067 outstanding shares of Buildscape's common stock. In addition, Buildscape issued to Imagine 1,666,667 shares of Buildscape's voting Series A Cumulative Convertible Preferred Stock with a $5 million aggregate liquidation preference in exchange for

$5. million. As a result of this transaction, the Company owned (before Buildscape employee's stock options) 47% of Buildscape on a fully converted basis. Imagine owned 38% of the common and 100% of the preferred shares of Buildscape, or 53% on the same basis . The Company recorded a gain of $4.0 million on the transaction.

     In May 2000, Buildscape and The Dow Chemical Company("Dow") entered into a strategic partnership in order to pursue the companies' shared vision for a supply chain solution for the construction industry On May 19, 2000, Dow made an investment of approximately $10 million in Buildscape pursuant to a stock purchase agreement whereby: (i) Dow purchased 1,666,667 shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, of Buildscape from Imagine; (ii) Dow purchased 1,109,782 newly-issued shares of Series B Cumulative Preferred Stock "Series B Shares", par value $0.01 per share of Buildscape and (iii) Dow acquired an option to purchase 547,998 shares of common stock of Buildscape from Imagine.

     In addition, the agreement contemplated that Dow would purchase additional Series B shares in the event certain milestones were achieved.

     On November 20, 2000, Dow made an investment of $2.5 million in Buildscape, LLC, a majority-owned subsidiary of Buildscape, which at the time was a wholly-owned subsidiary of Buildscape and agreed to invest up to an aggregate of $10 million in Buildscape, LLC for a 12.5% membership interest. As of December 31, 2000, Dow had invested $5 million and held a 6.25% membership interest and as of March 31, 2001, Dow had invested the full $10 million and acquired the full 12.5% membership interest in Buildscape, LLC.

     As a result of these transactions, as of December 31, 2000, the Company owned (before Buildscape's employee stock options) 40.11% of Buildscape on a fully converted basis. As of December 31, 2000 Buildscape owned 93.75% membership interest in Buildscape, LLC. Upon the investment by Dow, the Company's voting rights in Buildscape reverted back from Imagine to the Company. Imagine owns 37.62% of the common or 24.19% on a fully converted basis in Buildscape and Dow owns 100% of the preferred shares or 35.7% on a fully converted basis in Buildscape and a 12.5 % membership interest in Buildscape, LLC.

         For further information regarding Buildscape's relationship with Dow, see "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations".


        Cybermax

     In February 1998, Riverside acquired the assets of Cybermax from a third party. Cybermax is a professional services company specializing in e-Commerce, e-Learning, and Interactive Media solutions. Cybermax has built numerous "high profile" Commerce solutions for the building industry. To date, Cybermax has developed over 200 web sites that are commerce enabled.

         Cybermax generated sales of approximately $1,774,000, $1,171,000 and $486,000 in 2000, 1999 and 1998, respectively. E-Commerce solutions accounted for approximately 76%, 50% and 44% of sales in 2000, 1999 and 1998, respectively.


Customers

     One customer, Orgill, Inc. ("Orgill") accounted for approximately 27%, 53% and 40% of sales in 2000, 1999 and 1998, respectively. Cybermax has enjoyed a close business relationship with Orgill. Orgill, located in Memphis, Tennessee, is the largest privately owned wholesale hardware distributor in the United States. Cybermax is the lead e-Business solutions developer for Orgill, having designed, developed and supported www.Orgill.com since 1998. Orgill.com is a dealer Extranet (B-to-B) featuring Orgill's over 64,000 items of product inventory online for their dealer/retailers to view, order and fulfill inventory through. Cybermax has built five Orgill e-Business based systems to date. In addition to Orgill.com, Cybermax has also built an online catalog for their dealers to link to their websites called QuikShip for B-to-C transactions. Another QuikShip system is "Special Order Center" which houses QuikShip in an in-store Kiosk. HomeSource is another innovative product which resides on a Kiosk within an attended Design Center for in-store selection and order. The most recent development is "ProShip" which features an enhanced online catalog for "Pro" sales. Ancillary to Orgill's development, Cybermax has created over 100 Orgill dealer websites on a custom designed basis.

Products and Services

     As a provider of e-Learning, Interactive Media and e-Business, Cybermax currently offers one product and several solutions and services.

    Cybermax's e-Learning Solutions division has developed an e-Learning product which targets mid to large-scale corporations and educational institutions. In addition to this product, this division has the experience and capability of producing custom web-based training for customers.

     Cybermax's Interactive Media Solutions division primarily provides graphical support for e- Learning and e-Business, but also develops custom multimedia programs (interactive kiosks, sales presentations, computer based training, and 3D models/animations) for both commercial and government customers.

         Cybermax continues to seek out custom web site development incorporating full-commerce capabilities. Custom developed sites encompass Internet (customers), Intranet (employees) and Extranet (partners and suppliers) features and functions, tied to comprehensive back office application modules.

         Cybermax has specialized in building Extranets/e-Commerce web sites for participants in the building industry. The Company believes that this provides Cybermax with a significant competitive advantage.

         Cybermax has no material patents, trademarks, licenses, franchises, or concessions other than the name "Cybermax" and the trademark "Inspire", which was recently applied for.

         Seasonality is not a factor that affects the operations of Cybermax.

                                Other Operations

         Investment in Wickes

     At December 31, 2000, the Company beneficially owned 2,911,043 shares of Wickes' common stock, which represents 35% of Wickes outstanding shares. For a description of the reduction by the Company of its percentage ownership in Wickes during 1998, 1999, and 2000 see Note 3 to the Consolidated Financial Statements included herein.

     Wickes is a leading supplier and manufacturer of building materials in the United States. Wickes sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At February 28, 2001, Wickes operated 101 sales and distribution facilities, as well as 27 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units in 24 states in the Midwest, Northeast, and South.

     For additional information regarding Wickes financial statements, see the Wickes Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed by Wickes with the Securities and Exchange Commission.
                                                         7

     Investment in Greenleaf

     On September 30, 1998, the Company entered into and completed an agreement with Greenleaf Technologies Corporation ("Greenleaf"), based in Austin, Texas, whereby the Company acquired common shares of Greenleaf in exchange for 100% of the common stock of a former wholly-owned subsidiary of the Company. In January 2000, the Company and Greenleaf settled a dispute covering the terms of this transaction. Giving effect to the settlement, the Company received 10,000,000 shares of Greenleaf common stock and a five-year option to acquire an additional 2,000,000 shares for an exercise price of $.25 per share. In addition, another 3,000,000 shares have been placed in escrow to be used to fund mutually acceptable joint ventures related to technology and the Internet and related products to be owned in equal amounts by Greenleaf and the Company. See Note 4 to the Consolidated Financial Statements included elsewhere herein.

     At December 31, 2000, the calculated market value of the Company's shares (including the shares held in escrow) in Greenleaf was approximately $4.3 million based on Greenleaf's stock price of $.41 per share on the Over-the-Counter Pink Sheets.

     At March 14, 2001, the calculated market value of the Company's shares(including the shares held in escrow) in Greenleaf was approximately $1.0 million based on Greenleaf's stock price of $.10 per share on the Over-the-Counter Pink Sheets.

     Greenleaf develops and markets encryption services designed for the software and entertainment industries including games, applications and music. Greenleaf's innovative software security protection offers new ways to bundle and distribute PC-based content on advanced media including DVD-ROM and the Internet.

     For additional information regarding Greenleaf financial statements, see the Greenleaf Form 10-SB filed by Greenleaf on January 19, 2001 with the Securities and Exchange Commission.

     Real Estate Operations

     As of December 31, 2000, Riverside's real estate held for sale includes $6,682,000 of land located in Georgia and $8,000 of land located in other states.

     Real Estate Held for Sale

         Included in the real estate held for sale are approximately 128 acres of land located within Highlands Park in Smyrna, Georgia referred to as "Highlands". During 2000, the Company sold its remaining acres located within Belfort Park in Jacksonville, Florida referred to as "Belfort".

        Highlands. Highlands originally consisted of 1,000 acres and has been an active development since 1983 with approximately 776 acres being sold over the last 13 years. Highlands is a planned industrial development just outside of Atlanta, Georgia. The land is subdivided into numerous parcels planned for commercial, office and light industrial use. In its current state, the property has road frontage and access to County water, sewer, electrical, gas and telephone. In addition, many of the properties have been graded. Riverside completed the sale of approximately 8.8 acres for approximately $861,000 and
 .841  acres for  approximately  $67,000 in 2000 and 1999,  respectively.  In the
first  quarter  of  2001,  the  Company  sold  26.36  acres  for   approximately
$5,008,000.

         Belfort.   Belfort  originally  consisted of approximately  28 acres of vacant and  unimproved  commercial  land. In 2000 the Company sold its remaining
6.83 acres for approximately $1,636,000.

                                    Employees

         As of February 14, 2001, Riverside and its wholly-owned subsidiaries had 20 full-time employees. The Company believes that it has maintained favorable relations with its employees. None of these employees are represented by a union or covered by a collective bargaining agreement.

Item 2.  Properties.

         Riverside's executive offices are in leased space in Jacksonville, Florida.

Item 3.  Legal Proceedings.

         The Company is not aware of any legal proceedings that will have a material adverse effect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

             None.

                                     Part II

Item 5.  Market For Registrant's Common  Equity and Related Stockholder Matters.

         The Company's common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the trading symbol "RSGI." Prior to July 28, 1997, the Company's common stock was traded on the Nasdaq National Stock Market. From that date to July 8, 1999, the Company's Common Stock was traded on the Nasdaq
SmallCap Stock Market. As of March 16, 2001, there were 4,767,123 shares outstanding held by approximately 1,642 shareholders of record.

         The following table sets forth, for the periods indicated through July 7, 1999, the high and low closing sale prices for the Company's common stock as reported on SmallCap Stock Market and from July 8, 1999, through December 31, 2000, the high and low bid quotation for the Company's Common Stock on the OTC Bulletin Board. Prices do not include retail markups, markdowns or commissions.

         Calendar Quarter                                 High               Low

         1999:

         First Quarter..................................$ 4.25            $ 2.13
         Second Quarter.................................  2.06              1.06
         Third Quarter....................................2.00              1.00
         Fourth Quarter.................................. 1.44               .50
         2000:
         First Quarter..................................$ 4.88           $   .88
         Second Quarter.................................  5.63              3.25
         Third Quarter....................................4.13              1.00
         Fourth Quarter.................................. 2.75               .56

     The Company did not pay any cash dividends on its common stock during the last two fiscal years and does not anticipate payment of such dividends for the foreseeable future. Payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and is dependent upon the Company's overall financial condition, capital requirements, compliance with contractual requirements, earnings, and such other factors as the Board of Directors may deem relevant. In addition, the terms of the Company's $2,022,000 loan from Imagine prohibit the payment of cash dividends without the prior approval of Imagine. See Note 9 to the Consolidated Financial Statements included elsewhere herein.

Item 6. Selected Financial Data.

       The following summary of certain consolidated financial data of the company is derived from the Company's Consolidated
Financial Statements included elsewhere herein and should be read in conjunction with these financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                     Years Ended December 31.
                                                                    --------------------------------------------------------
                                                                              (in thousands, except per share data)
                                                        ----------------------------------------------------------------------------
                                                              2000          1999 (5)      1998 (1)(5)      1997 (1)   1996 (1)(6)(7)
                                                             ----          -------       ----------       --------       -----------
Revenues:
 Sales and service revenues .........................   $      1,774    $      1,620    $    667,704    $   884,082     $    467,254
 Insurance premiums and annuity
  considerations(6).................................            --              --              --              --             3,224
 Other investment income ............................            (77)           (61)            (32)           (31)            6,325
 Gains on fixed maturities(6)........................           --              --              --              --             1,070
 Losses on equity securities ........................           --              --              --              --              (54)
 Gains (losses) on real estate ......................            360           (257)           1,338            897              656
 Gains on Greenleaf shares ..........................          1,616            --              --              --              --
 Gains (losses) on Wickes shares ....................             28            --           (1,837)            --              --
 Gains on  Buildscape shares (4) ...................            --             3,994            --              --              --
 Other operating income .............................            188              95           5,591         11,297            4,837
                                                          ---------       ---------       ---------       ---------       ---------
       Total revenues                                          3,889           5,391         672,764        896,245          483,312
Expenses:
 Cost of Sales ...................................               945             559         510,106        681,056          363,930
 Provision for doubtful accounts..................                97              91           1,904          2,148            3,523
 Depreciation, goodwill and trademark amortization. .            250             375           4,426          5,613            2,830
 Loss on reorganization of loss insurance subsidiaries(6)       --              --              --             --                124
 Restructing and unusual items(2)........................       --              --             5,932          (559)              745
 Selling and general adminstrative expenses ............       2,030           6,649         141,284        187,524           84,428
 Interest expense ..................................           2,866           2,642          19,264         24,525           13,678
 Policyholder benefits(6) ..........................            --              --              --             --              5,805
 Policy acquistion expenses(6) ....................             --              --              --             --              2,026
                                                          ---------       ---------       ---------       ---------       ----------
       Total expenses                                          6,188          10,316         682,916        900,307          477,089


Equity in earnings (losses) of
   Wickes (1) ........................................           455           2,247             208           --            (1,714)

Equity in earnings (losses) of
   related parties....................................          --              --              --          (1,516)          (1,253)


Minority interest net of income taxes (1) ............          --              --               778            703          (2,318)

Income tax expense(3) ..........................                --              --           (3,398)          (946)            (320)

                                                          ---------       ---------       ----------      ----------      ----------
Earnings (loss) from continuing operations ...........       (1,844)         (2,678)        (12,564)         (5,821)             618

Loss from discontinued operations (7)                          --               --             --             (388)          (1,024)

                                                         -----------    -----------    --------------   -------------  -------------
     Net loss                                           $    (1,844)    $    (2,678)   $    (12,564)    $   (6,209)     $      (406)
                                                         -----------    -----------    --------------  --------------  -------------

(Loss) earnings per common share, after
    deducting preferred stock dividends and
    accretion:

(Loss) earnings from continuing operations              $     (0.39)   $      (0.52)   $      (2.41)   $     (1.12)     $       0.12
Loss from discontinued operations                              --                              --            (0.07)           (0.20)
                                                       -------------     -----------    ------------   ------------     ------------
Basic and diluted earnings(loss) per share              $     (0.39)   $      (0.52)   $      (2.41)   $     (1.19)     $     (0.08)
                                                       -------------     -----------    ------------   ------------     ------------

Balance Sheet data (at year end):
  Total investments (1)(5) ......................       $     23,897   $      25,101   $     24,662   $     14,329    $      22,199
  Total assets (1)(5) ..................................      25,101          26,183         26,402        313,905          309,814
  Total debt ...........................................      23,336          23,627         22,116        219,426          204,511
  Total common stockholders' (deficit) equity ..........       (484)             264          2,368         14,620           20,775
  Common shares outstanding ............................   4,767,123       4,767,123      5,287,123      5,287,123        5,296,123


Book value (deficit) per common share                   $     (0.10)    $     0.06      $       0.45   $       2.77    $        3.92
Cash dividend declared per common share                       --               --              --            --                 0.10

====================================================================================================================================

(1) Wickes' operations are consolidated with those of the Company and its subsidiaries for the third and fourth quarter of 1996, all of 1997, and for the first through the third quarter of 1998. The Company accounted for its investment in Wickes under the equity method for the first and second quarter of 1996, the fourth quarter of 1998 and all of 1999 and 2000.

(2)       In  1998,  the   Company   recorded   charges  of  $5.9  million   for
          restructuring and unusual items for Wickes.

(3) In 1998, the Company recorded $3.0 million in deferred income tax expense. This increased the valuation allowance against its deferred tax assets (net of deferred tax liabilities) to 100%.

(4) In 1999, the Company recorded a $4.0 million gain for the sale of 38% of Buildscape's common shares.

(5) Buildscape's operations are consolidated with those of the Company and its subsidiaries for 1998 and from January 1, 1999 through October 21, 1999. The Company accounted for its investment in Buildscape on the equity method for the remainder of 1999 and 2000.

(6) At the end of 1994, Riverside disposed of certain of its life insurance operations. In June 1996, Riverside merged its remaining life insurance operations with those of a third party; thereafter, Riverside accounted for its investment in this third party on the equity method through December 30, 1997.

(7) In December 1997, the Company completed the sale of its mortgage lending operations. Losses of $388,000 and $1,024,000 are included on the Company's financial statements for 1996 and 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes contained elsewhere herein. Since the operations of Wickes are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998 and accounted for on the equity method for the fourth quarter of 1998, and all of 1999 and 2000, comparisons between periods may not be meaningful in certain respects. In addition, the operations of Buildscape are consolidated with those of the Company and its subsidiaries for all of 1998 and through October 21, 1999, and accounted for on the equity method for the remainder of 1999 and all of 2000.

         FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The following discussion ofthe Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i)the Company'sability to successfully restructure its 11% Secured Notes in a timely and reasonable matter, (ii) the success of and level of cash flow generated by Cybermax, (iii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iv) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of Cybermax and Buildscape,
(v)the ability of the Company to raise funds through sales of Wickes common stock and Greenleaf securities and (vi) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations.Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia. In addition to the factors described above, the Company's ability to sell Wickes common stock or Greenleaf securities would depend upon, among other things, the trading prices for these securities, and,in light of the relatively low trading volume for these securities, possibly the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.
                                                        13

                              Results of Operations

         The Company reported results of operations for the years ended December 31, 2000, 1999 and 1998 as follows (in thousands):



                                                                                2000                1999              1998
                                                                                ----                ----              ----

Revenues:
  Sales and other income                                                  $    1,885          $    1,654          $  673,263
  Gains (losses) on real estate                                                  360                (257)              1,338
  Gains on Greenleaf shares                                                    1,616                  --                  --
  Gains (losses) on Wickes shares                                                 28                  --              (1,837)
  Gains on Buildscape shares (3)                                                  --               3,994                  --
                                                                          ----------          ----------          ----------
                                                                               3,889               5,391             672,764

Cost and expenses:
  Cost of sales                                                                  945                 559             510,106
  SG&A and other expenses (2)                                                  2,377               7,115             153,546
  Interest expense                                                             2,866               2,642              19,264
                                                                            ----------          ----------          ----------
                                                                               6,188              10,316             682,916
Loss before income taxes, equity in earnings of
  related parties and minority interest (5)                                   (2,299)             (4,925)            (10,152)

Equity in earnings of Wickes (1)                                                 455               2,247                 208

Minority interest, net of income taxes (1)                                        --                  --                 778

Income tax expense (4)                                                            --                  --              (3,398)
                                                                          ----------          ----------          -----------
   Net loss                                                               $   (1,844)         $   (2,678)         $  (12,564)
                                                                          ==========          ==========          ===========

(1) Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998. The Company accounted for its investment in Wickes under the equity method for the fourth quarter of 1998 and all of 1999 and 2000.

(2) In 1998, the Company recorded charges of $5.9 million for restructuring and unusual items for Wickes.

(3) In 1999, the Company recorded a $4.0 million gain for the sale of 38% of Buildscape's common shares.

(4) In 1998, the Company recorded $3.0 million in deferred income tax expense. This increased the valuation allowance against its deferred tax assets (net of deferred tax liabilities) to 100%.

(5) Buildscape's operations are consolidated with those of the Company and its subsidiaries for 1998 and from January 1, 1999 through October 21, 1999. The Company accounted for its investment in Buildscape on the equity method for the remainder of 1999 and 2000. The Company has not recorded their equity in Buildscape's losses since October 21, 1999. In addition, the Company recorded no gains in 2000 and 1999 relating to Buildscape's sale of unissued common stock and membership interests in Buildscape LLC. Accordingly, the Company's investment in Buildscape at December 31, 2000 and 1999 was a deficit of $947,000.

Buildscape

     From January 1998 through October 21, 1999, the consolidated financial statements of the Company included Buildscape on a consolidated basis. The following table sets forth information concerning the results of operations for Buildscape for January 1, 1999 through October 21, 1999 and for the year ended 1998, respectively (in thousands):

                                                        1999             1998
                                                        ----             ----
Sales                                                $     415        $      30
Cost of sales                                              342               14
                                                      --------         ---------
  Net profit                                                73               16

Selling, general and administrative expense              4,343            4,552
Depreciation and amortization                              139               53
Interest expense                                           174               85
                                                     ---------        ---------
  Total expenses                                         4,656            4,690
                                                     ---------        ---------
  Net  losses                                         $ (4,583)        $ (4,674)
                                                      ========         ========

         Buildscape had advertising revenue of $159,000 in 1999 compared to $30,000 in 1998. Revenue generated from Buildscape's auctions and superstores were $256,000 in 1999. Buildscape did not actively start selling its products and services until late in the fourth quarter of 1998.

         The Company's investment in Buildscape at December 31, 2000 and 1999 was a deficit of $947,000. Accordingly, the Company has not recorded its equity in Buildscape's losses since October 21, 1999. In addition, the Company recorded no gains during 2000 and 1999 relating to Buildscape's sale of unissued common stock and membership interest in Buildscape LLC.

     See Note 5 to the Consolidated Financial Statements for summary audited financial information for Buildscape for years ended December 31, 2000, 1999 and 1998, respectively.

Cybermax

         The following table sets forth information concerning the results of Cybermax (excluding its ownership of Buildscape) for 2000, 1999 and 1998, respectively (in thousands):



                                                                    2000             1999              1998
                                                                    ----             ----              ----

         Sales                                                 $   1,774         $   1,171        $     486
         Direct costs                                                945               213              182
                                                                --------         ---------        ---------
           Net profit                                                829               958              304

         Selling, general and administrative expense               1,363             2,053             (333)
         Depreciation and amortization                               191               156               50
         Interest expense                                            --                  3                6
                                                               --------         ---------        ---------
           Total expenses                                         1,554              2,212             (277)

         Other income                                                52                 15               --
                                                               --------          ---------        ---------
           Net earnings (losses)                               $   (673)         $  (1,239)       $     581
                                                               ========          =========        =========



         Cybermax's revenues for 2000 increased 51% to $1,774,000 compared to $1,171,000 in 1999. Revenues for 2000 include $1,343,000 of e-Commerce solution sales, $96,000 of software and equipment sales, $104,000 of multi-media solution sales, $110,000 of network services, and $121,000 from Internet services. Revenues for 1999 include $886,000 of e-Commerce solution sales, $73,000 of software and equipment sales, $42,000 of network services, and $170,000 from Internet services. The increase in revenues is due primarily to the increase in sales and marketing efforts in 2000.

         Cybermax's direct costs for 2000 increased to $945,000 compared to $213,000 in 1999. Direct costs for 2000 include $607,000 of e-Commerce solution sales, $70,000 of software and equipment sales, $78,000 of multi-media solution sales and $190,000 of Internet services. Direct costs for 1999 include $10,000 of e-Commerce solution sales, $58,000 of software and equipment sales, and $145,000 of Internet services. The primary reason for the increase in direct costs is during 1999 the direct costs of sales were primarily attributable to employees salaries which were included in the Selling, General and Administrative ("SG&A") line item. In 2000, these costs were provided by an outside consulting firm and were included as a direct cost of sales. In addition, after September of 2000, the actual billable time of employees salaries and benefits were included as a direct cost of sales.

     SG&A expense for 2000 decreased to $1,363,000 compared to $2,053,000 in 1999. The primary reason for this decrease was the reduction of personnel and travel expense in 2000, and as discussed above, after September 2000, certain employee salaries and benefits were included as a direct cost of sales. These reductions were offset slightly by increases in contractual services, software, marketing and advertising expense.
                                                        17

         Cybermax's revenues for 1999 increased to $1,171,000 compared to $486,000 in 1998. Revenues for 1999 include $886,000 of e-Commerce solution sales, $73,000 of software and equipment sales, $42,000 of network services, and $170,000 from Internet services. Revenues for 1998 include $230,000 of e-Commerce solution sales, $44,000 of network services, and $212,000 from Internet services. The increase in revenues is due primarily to the increase in sales and marketing efforts in 1999.

         Cybermax's direct costs for 1999 increased to $213,000 compared to $182,000 in 1998. Direct costs for 1999 include $10,000 of e-Commerce solution sales, $58,000 of software and equipment sales, and $145,000 of Internet services. Direct costs for 1998 include $182,000 of Internet services.

     SG&A expenses for 1999 increased to $2,053,000 compared to $(333,000) in 1998. The primary reason for the increase was the increased overhead required to increase the sales levels achieved in 1999 and to further increase sales efforts in future years. During 1998, the Company's technical staff and sales staff were part of Cybermax's operations. Their services were allocated primarily to the startup operations of Buildscape. As a result, Cybermax charged Buildscape for these services. This reimbursement was included in SG&A expenses.

Wickes

         Losses attributable to Wickes for 2000 were approximately $1,011,000 after inter-company eliminations, net of goodwill amortization of approximately $521,000 and net of interest expense of $1,466,000 allocated from Riverside on its 13% and 11% Secured Notes.

         Wickes contributed earnings of $840,000 to the Company's results of operations in 1999 after inter-company eliminations, net of goodwill amortization of approximately $521,000 and net of interest expense of $1,407,000 allocated from Riverside on its 13% and 11% Secured Notes.

         For the first nine months of 1998, the Company's consolidated operations include those of Wickes. During the first nine months of 1998, losses attributable to Wickes were $2,263,000. Included in this amount is $844,000 of operating loss, goodwill amortization of $296,000, and $1,123,000 of interest expense allocated from Riverside on its 13% Notes. During the fourth quarter of 1998, losses attributable to Wickes were approximately $2,008,000. This amount includes $208,000 of equity in Wickes earnings, $379,000 of interest expense allocated from Riverside on its 13% Notes and losses of $1,837,000 incurred from the sale of Wickes common stock.

Parent Company and Other Subsidiaries

         The following discussion relates to the operations of Riverside and its subsidiaries, other than Buildscape, Cybermax and Wickes (the "Parent Group").

         The Parent Group's non-interest operating expenses for 2000 increased 95% to $823,000 compared to $421,000 in 1999. The 1999 expenses include income of approximately $100,000, which resulted from the release of a reserve established in prior years in connection with the sale of the Company's former property and casualty operations. In addition, the 1999 expenses include approximately $104,000 of expenses incurred in connection with the replacement of the Company's 13% Notes that matured in 1999. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of its costs based on actual usage during a period. As a result, comparison between periods may not be meaningful. On April 14, 2000, the Company's Board of Directors authorized the Company to transfer certain options to acquire common stock of Greenleaf held by the Company to certain employees of the Company. Accordingly, in 2000, the Company recorded income of approximately $116,000 included in net realized investment gains, which represents the value of the options transferred. Such approval effectively results in the awarding of options and the recognition of compensation expense of approximately $116,000, accordingly. In addition travel, audit and legal expenses were higher for 2000 compared to 1999.

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

         Interest expense (excluding the 13% Subordinated Notes and 11% Secured Notes interest expense allocated to the Wickes line of business of $1,466,000, $1,407,000, and $1,502,000 in 2000, 1999, 1998, respectively) for 2000, 1999, and 1998 was  $1,400,000,  $1,058,000,  and $1,189,000,  respectively.  In 2000, interest expense consisted of $294,000 on the Company's other loans and $1,106,000 on the Company's real estate mortgage debt. In 1999, interest expense consisted of $90,000 on the Company's other loans and $968,000 on the Company's real estate mortgage debt. In 1998, interest expense consisted of $15,000 on the Parent Company's other bank debt and $1,174,000 on the Parent Company's real estate mortgage debt. Interest expense on the Parent Company's mortgage debt will continue to decrease as a result of real estate sales.

     Revenues of the Parent Group (excluding sales and investment income) for 2000, 1999, and 1998 were approximately $136,000, $80,000, and $546,000, respectively. The Parent Group's income primarily consists of non-recurring items, such as settlement proceeds from legal proceedings; therefore, comparisons between periods are not meaningful. Included in other income for 1998 was $407,000 for settlements relating to the Company's former property and casualty insurance operations.

Real Estate Held For Sale

         The Company's real estate held for sale at December 31, 2000 consists of $6,674,000 in Georgia properties, and $8,000 in other states. Investments in real estate held for sale are carried at the lower of cost or fair value. As a result, the Company's investment in real estate is carried at cost. Included in the real estate held for sale are approximately 128 acres of land located within

Highlands Park in Smyrna,Georgia. During 2000, the Company sold its remaining acres located within Belfort Park in Jacksonville, Florida.

         Highlands. Highlands originally consisted of 1,000 acres and has been an active development since 1983 with approximately 776 acres being sold over the last 13 years. Highlands is a planned industrial development just outside of Atlanta, Georgia. The land is subdivided into numerous parcels planned for commercial, office and light industrial use. In its current state, the property has road frontage and access to county water, sewer, electrical, gas and telephone.

         Belfort.   Belfort originally consisted of  approximately  28  acres of vacant and unimproved commercial land.

         During 2000, the Company sold 8.8 acres of its Georgia property for $861,000, which generated gains of $153,000, compared to 1999 when the Company sold .841 of its Georgia property for $67,000, which generated gains of $20,000.

         During 2000, the Company sold the remaining lot of its Florida property for $309,000, which generated gains of $210,000, compared to 1999 when the Company sold a lot in Florida for $283,000 which generated gains of $1,000.

         During 2000, the Company sold 6.83 acres of its Florida property for $1,636,000 and recorded a loss of $3,400 on the sale. During the fourth quarter of 1999, the Company had established a reserve for $278,000 on this property.

         In  2000,   the  Company  made   payments  on  its  mortgage   debt  of
approximately $2,300,000, which was applied to interest expense and property taxes, including a prepayment of interest of approximately $400,000.

         During the first quarter of 2001, the Company sold 26.36 acres of its Georgia property for approximately $5,008,000. The Company recorded a gain of approximately $3,500,000 on the sale. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest. As of March 15, 2001, the Company's mortgage debt is approximately $6,890,000 and the Company has a prepayment of interest of approximately $259,000.

         Gains (losses) on real estate investments were $360,000, $(257,000), and $1,338,000 for 2000, 1999 and 1998, respectively. In 1999, the Company established a reserve for approximately $278,000 for its Florida properties.

                             Investment in Greenleaf

         At December 31, 2000, the Company's investment in Greenleaf consisted of 9,110,000 common shares, 1,390,000 escrow shares and a five-year option to acquire 2,000,000 additional newly-issued shares of Greenleaf's common stock at an exercise price of $.25 per share. As of December 31, 2000, the Company has transferred 84,151 of these options to employees.

     In  accordance  with  Statement of Financial  Accounting  Standards("SFAS")
No.115, "Accounting for Certain Investments in Debt and Equity Securities" 5,665,508 and 3,056,724 shares of the Company's common stock in Greenleaf are classified as available for sale at December 31, 2000 and 1999, respectively. The remaining 4,834,492 and 8,443,276 Greenleaf shares at December 31, 2000 and 1999, are restricted under the provisionsRule 144 and promulgated under the Securities Exchange Act of 1934 are not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115.Accordingly, these restricted shares are not reported at fair value at December 31, 2000, but rather are recorded at their cost basis of zero. As a result of the non-monetary exchange of a wholly-owned subsidiary for the Greenleaf shares,the Company has no basis in the restricted shares.

        During 2000, the Company sold 890,000 shares of its Greenleaf common stock for approximately $1,410,000 resulting in gains of approximately $1,402,000. All of the proceeds from these sales were used to pay principal and interest on the Company's 11% Secured Notes. In addition, during 2000 the Company sold 110,000 shares of its Greenleaf escrow shares for approximately $98,000 resulting in gains of approximately $98,000.

         For additional information regarding Greenleaf financial statements, see the Greenleaf Form 10-SB filed by Greenleaf on January 19, 2001 with the Securities and Exchange Commission.

                                  Income Taxes

         The Company had no tax expense in 2000 and 1999. In 1998, the Company recorded $3.0 million in deferred income tax expense. This increased the valuation allowance against its deferred tax asset (net of tax liabilities) to 100%. A 100% valuation allowance has been maintained to reduce deferred tax assets (net of deferred tax liabilities) to zero. The current income tax provision for 1998 consists of state and local tax liabilities for Wickes. See
Note 12 of Notes to Consolidated Financial Statements included elsewhere herein.

                         LIQUIDITY AND CAPITAL RESOURCES

The Parent Group

         Riverside's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead.

         The Company's operations consist primarily of asset sales (real estate, Greenleaf shares and Wickes shares) and Cybermax's operations. Proceeds are required to be applied to real estate debt reduction and are not available to Riverside for other purposes.

         Riverside's cash on hand will not be sufficient to support its operations and overhead through 2001. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. The Company's immediate plans are to reorganize its debt that are currently due and evaluate options on liquidating assets and investments to meet the debt requirements.

         For a detailed discussion of Riverside's liquidity, debt repayment obligations, and management's plans related thereto, see Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

         The  following  transactions relating to liquidity took place in 2000:

     o The Company has been selling shares of Wickes and Greenleaf common stock to meet the immediate cash requirements of interest due and operations. In 2000, the Company sold 89,470 shares of Wickes common stock and 890,000 shares of Greenleaf common stock for proceeds of approximately $503,000 and $1,400,000, respectively. Proceeds from the sale of Wickes common stock were used to pay the interest due to Wickes on a promissory note and to fund current operating costs. All proceeds from the sale of Greenleaf common stock, other than the escrow shares, were used to pay the 11% Noteholders as discussed in
          Note 9 to the Consolidated Financial Statements included elsewhere herein.

     o In June 2000, the Company sold 6.83 acres of its Florida real estate, which generated proceeds of approximately $1.6 million. The entire proceeds were used to pay the interest due on the Company's mortgage debt and a prepayment of interest. In September 2000, the Company sold
          8.8 acres of its Atlanta real estate, which generated proceeds of approximately $861,000. As of December 31, 2000, the Company had made a prepayment of interest of approximately $400,000 on its mortgage debt. In October 2000, the Company sold its remaining Florida property for approximately $309,000. These proceeds were used to fund the Company's current operations.

     o In 2000, the Company used approximately $4,104,000 of cash for its operations, including was $1,213,000 of cash used for the operations of Cybermax, $548,000 of cash used for the operations of the Parent Company and $2,343,000 of interest expense and property taxes on the Company's mortgage debt. Also in 2000, the Company's investments generated cash of approximately $4,562,000, which included $503,000 from the sale of Wickes stock, $2,663,000 from the sale of real estate, $1,508,000 from the sale of Greenleaf (which included the sale of Greenleaf's escrow shares), and $4,000 from the sale of equipment. This amount was offset by purchases of equipment for $50,000 and stock purchases under the Greenleaf Escrow Agreement of $66,000. In addition, the Company used $489,000 of cash in financing activities, which included a repayment of debt of $513,000, which was offset by payments received of $24,000 on the Company's ESOP Notes.


     o In August 2000, the Company and Imagine extended the principal and interest payments that were due under the Company's loan agreement with Imagine August 31, 2000 until December 15, 2000. The $1.8 million loan balance was increased by $222,000 for unpaid interest and refinancing costs with this extension. The Company did not make any payment of principal and interest on December 15, 2000 and the loan is currently in default. The Company and Imagine are in discussions regarding the extension of the principal and interest payments that were due on December 15, 2000. For further information regarding the Imagine loan, see Note 9 to the Consolidated Financial Statements included herein.

     o The Company failed to make a $10.3 millon required payment on its 11% Secured Notes which was due December 31, 2000. The Company received notice from the agent for the Noteholders declaring all amounts ($10.3 million) outstanding under the 11% Secured Notes immediately due and payable. The Company was also advised that the agent would immediately commence foreclosure proceedings on the collateral securing the 11% Secured Notes. The collateral includes certain real estate assets of Riverside and shares of Wickes and Greenleaf. The failure to pay the 11% Secured Notes when due also constitutes a default under the Company's $11,345,000 mortgage loan with American Founders Life Insurance Company. The Company was notified by the mortgage lender that the lender had the right, but not the obligation, to defer exercising all or any of its rights under default, pending the outcome of negotiations between the Company and the agent for the Noteholders. In March 2001, Imagine purchased a majority of the Company's 11% Secured Notes from the current holders of the 11% Secured Notes. As a result of this action, the agent for the Noteholders cancelled the foreclosure sales mentioned above. Imagine, which owns 75% of the 11% Secured Notes, has agreed to forebear from exercising remedies with respect to the 11% Secured Notes until April 15, 2001, in order to allow negotiations to be completed with the Company to restructure the debt. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructing of its debt obligations does not occur the Company may need to seek reorganization under applicable federal bankruptcy laws. For further information regarding the Company's 11% Secured Notes, see Note 9 to the Consolidated Financial Statements included herein.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 1 to the Consolidated  Financial  Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The following discussion about the Company's risk-management activities includes "forward-looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company is subject to market risk from changes in market price of equities and real estate.

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", 5,665,508 and 3,056,724 shares of the Company's common stock in Greenleaf are classified as available for sale at December 31, 2000 and 1999, respectively. The remaining 4,834,492 and 8,443,276 Greenleaf shares at December 31, 2000 and 1999, are restricted under the provisions Rule 144 and promulgated under the Securities Exchange Act of 1934 are not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115.Accordingly, these restricted shares are not reported at fair value at December 31, 2000, but rather are recorded at their cost basis of zero. As a result of the non-monetary exchange of a wholly-owned subsidiary for the Greenleaf shares,the Company has no basis in the restricted shares.


     The unrealized gain at December 31, 2000 of $2.3 million has been reduced to $.6 at the end of March due to a 73% decline in the market price of the underlying equities. The decrease in market price and market demand directly impacts the Company's ability to sell the securities which effects realized gains and cash flow. Because all proceeds from the sale of these securities have historically been applied to reduce debt, the reduction in cash flow reduces the Company's ability to repay its debt. While the Company cannot influence or control the fluctuations in market price of the equities, management observes the price and demand on these equities on a daily basis in an effort to take advantage of any upswings in the market when present favorable conditions to sell shares.

     The Company is currently liquidating its real estate portfolio and is exposed to any adverse changes in the real estate market. The Company believes that based on current economic conditions and the values of real estate, proceeds from the sale of its real estate will allow it to pay off its mortgage debt and pay down its 11% Secured Notes. However deterioration in economic conditions and /or a decline in the value of real estate could have a significant negative impact. The table below reflects the impact that a decrease of 10% and 25% in market prices may have on the Company's realized gains on realestate sales and the cash available to pay down the 11% Secured Notes.



                                                            Current            @ 90%              @ 75%
           (in thousands)                                    Value             Value              Value
           -------------                                    -------            -----              -----

Market price less sales expenses                             $ 12,606         $ 11,345           $ 9,454
Realized gains                                               $  7,072         $  5,812           $ 3,921
Cash flow net of mortgage debt                               $  5,716         $  4,455           $ 2,564



         The Company believes that its interest rate risk is minimal as a hypothetical ten percent increase or decrease in interest rates is immaterial to the Company's cash flow and earnings. The Company has mortgage debt at a floating rate of interest caluculated as of The London InterBank Offered Rate ("LIBOR") plus 300 basis points, with a current outstanding balance of $6.8 million.

Item 8.     Financial Statements and Supplementary Data.

      Financial statements of the Company are set forth herein beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      The Company filed Form 8-K reports on May 31, 2000 and June 13, 2000 reporting a change in the Company's independent accountants. There were no disagreements with the prior accountants.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

      Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 24, 2001.

Item 11.  Executive Compensation.

      Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 24, 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 24, 2001.

Item 13.  Certain Relationships and Related Transactions.

         Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 24, 2001.

                                                  PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) List of Financial Statements and Schedules Filed as a Part of this Report:



         (1)   Financial Statements:

               Riverside Group, Inc. and Subsidiaries:                                          Page No.

               Independent Auditors' Report- Deloitte & Touche, LLP                               F-1

               Independent Auditors' Report- PricewaterhouseCoopers,LLP                           F-2

               Consolidated Balance Sheets - December 31,
               2000 and 1999                                                                      F-3

               Consolidated Statements of Operations
               for the years ended December 31, 2000,
               1999 and 1998                                                                      F-4

               Consolidated Statement of Stockholders'
               Equity for the years ended December 31,
               2000, 1999 and 1998                                                                F-5

               Consolidated Statements of Cash Flows for
               the years ended December 31, 2000, 1999
               and 1998                                                                           F-6

               Notes to Consolidated Financial Statements                                         F-7

         (2)   Financial Statement Schedules:

               Riverside Group, Inc. and Subsidiaries:

               Independent Auditors' Report- Deloitte & Touche, LLP                               S-1

               Independent Auditors' Report- PricewaterhouseCoopers,LLP                           S-2

               Schedule I - Condensed Financial Information of Registrant                         S-3

               Schedule II - Valuation and Qualifying Accounts                                    S-4



         (b)   Reports on Form 8-K

               None


         Exhibits

 3.1* Restated Articles of Incorporation, as amended to date filed as Exhibit 3.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

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

         (c)* Modification to Credit Agreement dated March 24, 2000 between the registrant and Mitchell W. Legler, as agent for the Holders (previously filed as Exhibit 4.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

         (d)* Forbearance Agreement dated May 8, 2000 among the registrant and the Secured Noteholders (incorporated by reference to Exhibit 4.1(d) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 2000).

         (e)* Amendment to Forbearance Agreement dated August 14, 2000 among the registrant and the Secured Noteholders (incorporated by reference to Exhibit 4.1(e) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 2000).

         (f)* First Amendment to Loan Agreement and Stock Pledge Agreements dated August 31, 2000 among the registrant and Imagine Investments (incorporated by reference to Exhibit 4.1(f) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 2000).

         (g)* First Amendment and Restated Promissory Note dated August 31, 2000 among the registrant and Imagine Investments (incorporated by reference to Exhibit 4.1(g) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 2000).

         (h)* Stock Pledge Agreement dated August 31, 2000 among the registrant and Imagine Investments (incorporated by reference to Exhibit 4.1(h) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 2000).

         (i)** Forbearance Agreement dated March, 2001 between the registrant and Imagine Investments, Inc.

4.2      (a)*     Amendment  to  Loan  Agreement dated  May 20, 1999  among  the registrant,  Cybermax, Inc., Cybermax Tech,  Inc.  Buildscape,
                  Inc. and Imagine Investments, Inc. (incorporated by reference to Exhibit 4.2(a) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

         (b)* Amended and Restated Term Promissory Note dated May 20, 1999 (incorporated by reference to Exhibit 4.2(b) to the Quarterly Report Form 10- Q filed by the Company for the quarter ending June 30, 1999).

         (c)* Amendment to Stock Option Agreement dated May 20, 1999 between Cybermax Tech, Inc. and Imagine Investments, Inc. (incorporated by reference to Exhibit 4.2(c) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999)

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

         (c)* Stock Option Agreement dated August 12, 1999 between Cybermax Tech, Inc. and Imagine Investments, Inc. (incorporated by reference to Exhibit 4.3(c) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

4.4      (a)     Loan Agreement dated August 27, 1999 between the registrant, and Imagine Investments, Inc.*(incorporated by reference to Exhibit 4.1(a) to the Quarterly Report Form 10-Q filed by the
                 Company for the  quarter  ending  September  30,1999).

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

10.2     (a)*    Agreement dated  November 4, 1997  between the  Registrant  and
                 Wickes Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Wickes or the September 1997 quarter).

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

10.7* Agreement between Buildscape, Inc. and Wickes, Inc. (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.8* Settlement Agreement dated January 28, 2000 between the registrant, Greenleaf Technologies Corporation, Cybermax Tech, Inc. and Cybermax, Inc. (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).




21.01**          Subsidiaries of the Company.

23.01**          Consent of Deloitte & Touche LLP.
23.02**          Consent of PricewaterhouseCoopers.



*Incorporated by reference.
**filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RIVERSIDE GROUP, INC.



                                           /s/ J. Steven Wilson
                                           _____________________________________
                                           J. Steven Wilson
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer


Dated:   April 2, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. Steven Wilson                     /s/Edward M. Carey
__________________________________       _______________________________________
J. Steven Wilson                         Edward M. Carey
Principal Executive Officer              Director, April 2, 2001
and Director, April 2, 2001



/s/ Varina M. Steuert                    /s/ Catherine J. Gray
_________________________________       ________________________________________
Varina M. Steuert                       Catherine J. Gray
Director, April 2, 2001                Senior Vice President, Chief
                                        Financial Officer, April 2, 2001



/s/ John E. Donnelly, Esquire           /s/ Edward C. Carey
________________________________        ________________________________________
John E. Donnelly, Esquire               Edward C. Carey
Director, April 2, 2001                 Director, April 2, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Riverside Group, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheet of Riverside Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverside Group, Inc. and subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2000 have been prepared assuming that Riverside Group, Inc. and subsidiaries will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's recurring losses from operations, net stockholders' capital deficiency and callable nature of the notes payable raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
March 23, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of
Riverside Group, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and common stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Riverside Group, Inc. and its subsidiaries at December 31, 1999, and the results of their consolidated operations and cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that Riverside will continue as a going concern. As discussed in Note 11 in the 1999 Form 10-K to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 11 in the 1999 Form 10-K. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers, LLP

Jacksonville, Florida
April 14, 2000

                    Riverside Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)





                                                                                  December 31,           December 31,
                                                                                     2000                    1999
                                                                                -------------            ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                 $      246             $      277
     Accounts receivable, less allowance for doubtful                                 234                    259
       accounts of $100 at 2000 and $3 at 1999
     Investment in Greenleaf                                                        2,323                  1,253
     Other Investments                                                                 60                     --
     Notes receivable                                                                  16                     30
     Prepaid expenses                                                                 438                     19
                                                                                ---------               ---------
     Total current assets                                                           3,317                  1,838

Investment in Wickes                                                               15,779                 15,799
Investment in Buildscape                                                             (947)                  (947)
Real estate held for sale                                                           6,682                  8,996
Property and equipment, net                                                           185                    340
Other assets (net of accumulated amortization of
     $12 at 2000 and $60 at 1999)                                                      85                    157
                                                                                ---------              ----------
         Total assets                                                         $    25,101             $   26,183
                                                                                =========              ==========
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt                                        $    23,068             $    11,813
     Accounts payable                                                                 470                     430
     Accrued liabilities                                                            1,684                   1,758
                                                                                ---------              ----------
     Total current liabilities                                                     25,222                  14,001

Long-term debt                                                                        268                  11,814
Other liabilities                                                                      95                     104
                                                                                ---------              -----------
     Total liabilities                                                             25,585                  25,919

Commitments and contingencies  (Note 10)

Stockholders' equity (deficit) :
     Common stock, $.10 par value; 20,000,000 shares authorized;
       4,767,123 issued and outstanding in 2000 and 1999                              477                     477
     Additional paid-in capital                                                    16,492                  16,468
     Accumulated other comprehensive income                                         2,325                   1,253
     Retained earnings (deficit)                                                  (19,778)                (17,934)
                                                                                ----------             -----------
     Total stockholders' equity (deficit)                                            (484)                    264

                                                                                ----------             -----------
     Total liabilities and stockholders' equity (deficit)                     $    25,101             $    26,183
                                                                                ==========             ===========









          See Accompanying Notes to Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)








                                                                                               Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                     2000                1999                  1998
                                                                                -------------       -----------            ---------

Revenues:
 Sales and service revenues                                                      $  1,774            $   1,620            $ 667,704
 Other investment losses                                                              (77)                 (61)                 (32)
 Gains (losses) on real estate                                                        360                 (257)               1,338
 Gains on Greenleaf shares                                                          1,616                   --                   --
 Gains (losses) on Wickes shares                                                       28                   --               (1,837)
 Gains on Buildscape shares                                                            --                3,994                   --
 Other operating income                                                               188                   95                5,591
                                                                                 --------            ---------            ---------
                                                                                    3,889                5,391              672,764
                                                                                 --------            ---------            ---------
Costs and expenses:
 Cost of sales                                                                        945                  559              510,106
 Provision for doubtful accounts                                                       97                   91                1,904
 Depreciation, goodwill and trademark amortization                                    250                  375                4,426
 Restructuring and unusual items                                                       --                   --                5,932
 Selling, general and administrative expenses                                       2,030                6,649              141,284
 Interest expense                                                                   2,866                2,642               19,264
                                                                                 --------            ---------            ---------
                                                                                    6,188               10,316              682,916
                                                                                 --------            ---------            ---------

Loss before income taxes, equity in earnings of
 related parties and minority interest:                                            (2,299)              (4,925)             (10,152)

 Equity in earnings of Wickes                                                         455                2,247                  208
 Minority interest, net of income taxes                                                --                   --                  778
                                                                                 --------            ---------            ---------
Loss before income taxes                                                           (1,844)              (2,678)              (9,166)

 Current income tax expense                                                            --                   --                 (396)
 Deferred income tax expense                                                           --                   --               (3,002)

                                                                                 --------            ---------            ---------
  Net loss                                                                       $ (1,844)           $  (2,678)           $ (12,564)
                                                                                 ========            =========            =========


Basic and diluted loss per common share:
 Loss per share                                                                $    (0.39)           $   (0.52)           $   (2.41)

 Weighted average number of common shares
   used in computing earnings per share                                         4,767,123             5,128,131            5,213,186











          See Accompanying Notes to Consolidated Financial Statements.
                                       F-4

                     Riverside Group, Inc. and Subsidiaries
                 Consolidated Statement of Stockholder's Equity
                                 (in thousands)







                                                                 Accumulated
                                                 Additional         Other         Retained         Total              Total
                                   Common          Paid-In       Comprehensive    Earnings       Stockholders'     Comprehensive
                                    Stock          Capital         Income         (Deficit)      Equity (Deficit)   Income (Loss)
                                  -----------    -----------    ----------------   ---------     ----------------  -------------

Balance, December  31, 1997      $    529        $    16,783     $    ----     $    (2,692)    $     14,620

Net loss                                                                            (12,564)        (12,564)    $    (12,564)

                                                                                                                ---------------
Total comprehensive loss                                                                                        $    (12,564)
                                                                                                                ===============

Cost of ESOP shares released                              55                                             55
                                 ---------         ----------     --------      -------------        --------
Balance, December  31, 1998           529             16,838          ----          (15,256)          2,111

Net loss                                                                             (2,678)         (2,678)    $      (2,678)

Increase in unrealized investment
  gains, net of deferred taxes                                    1,253                               1,253             1,253
                                                                                                                ----------------
Total comprehensive loss                                                                                        $      (1,425)
                                                                                                                ================

Termination of ESOP Plan                                  41                                              41

Note receivable from                                     (41)                                            (41)
  stockholders

Retirement of 520,000 shares of
  common stock, at cost               (52)              (370)                                           (422)
                                   ---------        ----------    --------      -------------        --------
Balance, December  31, 1999            477            16,468      1,253             (17,934)             264

Net loss                                                                             (1,844)          (1,844)   $      (1,844)

Increase in unrealized investment
  gains, net of deferred taxes                                    1,072                                1,072            1,072

                                                                                                                ----------------
Total comprehensive loss                                                                                        $        (772)
                                                                                                                ================

Note receivable from
  shareholders                                            24                                              24
                                 ---------         ----------    --------      -------------        --------
Balance,  December 31, 2000      $     477        $   16,492   $  2,325        $    (19,778)   $        (484)
                                 =========         ==========    ========      =============        ========










          See Accompanying Notes to Consolidated Financial Statements.
                                       F-5





                     Riverside Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                                                     Years Ended December 31,
                                                                                               -------------------------------------
                                                                                                  2000      1999          1998

                                                                                               --------     ---------     ----------

Operating Activities
Net loss                                                                                       $(1,844)      $(2,678)      $(12,564)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                                                           215           254          3,639
    Amortization expense                                                                            35           636          1,914
    Amortization of bond discount                                                                   --           173            201
    Provision for doubtful accounts                                                                 97            91          1,904
    (Gain) loss on sale of fixed assets                                                             (3)            2         (1,574)
    Gain on sale on Buildscape shares                                                               --        (3,994)            --
    (Gains) losses on real estate                                                                 (360)          261         (1,338)
    Gains of Greenleaf shares                                                                   (1,500)           --             --
    (Gains) losses on Wickes shares                                                                (28)        1,837
    Deferred tax provision                                                                          --            --          3,002
    Equity in earnings of Wickes                                                                  (455)       (2,768)          (208)
    Minority interest                                                                               --            --           (778)
    Change in other assets and liabilities:
      Increase in accounts receivable                                                              (72)         (104)       (24,749)
      Decrease in notes receivable                                                                  14           157          1,845
      Increase in inventory                                                                         --            --        (10,421)
     (Increase)decrease  in other assets                                                          (382)           45            573
     (Decrease) increase in accounts payable and accrued liabilities                               188           588          6,891
      Decrease in other liabilities
      and current income taxes                                                                      (9)         (220)          (221)
                                                                                               -------       -------       --------
    Net Cash Used In Operating Activities                                                       (4,104)       (7,557)       (30,047)
                                                                                               -------       -------       --------

Investing Activities
    Purchase of property, plant and equipment                                                      (50)         (338)        (3,396)
    Sale of property, plant and equipment                                                            4             2          3,629
    Purchase of investments:
     Investment real estate held for sale                                                           --            (9)          (423)
     Investment common stock                                                                       (66)           --             --
    Sale of investments:
     Sale of real estate held for sale                                                           2,663           405          6,405
     Sale of Greenleaf shares                                                                    1,508            --             --
     Sale of Wickes shares                                                                         503         1,186          2,669
     Sale of Buildscape shares                                                                      --         4,391             --
                                                                                               -------       -------       --------
    Net Cash Provided By Investing Activities                                                    4,562         5,637          8,884
                                                                                               -------       -------       --------

Financing Activities
     Repayment of debt                                                                            (513)       (3,494)        (5,494)
     Increase in borrowings                                                                         --         5,182         24,561
     Net proceeds from repayment of ESOP Notes                                                      24            --             --
     Net proceeds from Wickes common stock issuance                                                 --            --             96
                                                                                               -------       -------       --------
    Net Cash (Used In)Provided By Financing Activities                                            (489)        1,688         19,163
                                                                                               -------       -------       --------

      Net Decrease in Cash and Cash Equivalents                                                    (31)         (232)        (2,000)
      Cash and cash equivalents at beginning of year                                                277          509          3,154
      Wickes' cash balance                                                                          --            --           (645)
                                                                                               -------       -------       --------
      Cash and cash equivalents at end of year                                             $        246      $   277     $      509
                                                                                               =======       =======       ========
      Supplemental schedule of cash flow information:
       Non-cash compensation expense (Greenleaf options)                                   $       116      $    ---    $       ---
       Non-cash increase in borrowings (Imagine)                                           $       222      $    ---    $       ---




          See Accompanying Notes to Consolidated Financial Statements.
                                       F-6

RIVERSIDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

ORGANIZATION

Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside", also "Parent Company") is a holding company focused through its wholly-owned subsidiary, Cybermax, Inc. ("Cybermax"), and other investments in e-Commerce, e-Learning, and Interactive Media solutions. Unless the context indicates otherwise, the term "Company" as used herein refers to Riverside and its wholly-owned subsidiaries.

The Company also invests in the supply and distribution of building materials through its 35%- equity investment in Wickes Inc. ("Wickes") and its 40%-equity investment in Buildscape, Inc. ("Buildscape"). Buildscape provides e-commerce services and building related content to the home building professional as well as consumer.

The consolidated financial statements present the results of operations, financial position, and cash flows of Riverside, of its wholly-owned and majority-owned subsidiaries. The Company's wholly-owned and majority-owned subsidiaries include: Cybermax, and its subsidiaries, Buildcast, Inc. ("Buildcast"), Wixx Energy, Inc. ("Wixx"), Wickes Financial Services Center, Inc. ("WFSC"), NRG Network, Inc. ("NRG"); and the parent's two principal insurance holding company subsidiaries, American Financial Acquisition Corporation ("AFAC") and Dependable Insurance Group, Inc. ("DIGI"), and their subsidiaries. The Company dissolved WFSC and NRG on December 31, 1999. The Company dissolved DIGI and AFAC on December 1, 2000. Dissolution of these subsidiaries did not have a material impact on the Company's financial position, results of operation or cash flows.

Cybermax's wholly-owned subsidiaries include Cybermax Tech, Inc. ("CT"). CT was dissolved on October 31, 1999, when the Company sold 38% of its common stock of Buildscape. CT's wholly- owned subsidiaries include Buildscape through October 21, 1999, after the Company sold 38% of its common stock to Imagine Investments, Inc. ("Imagine") (see Note 5. "Investment in Buildscape") and Gameverse, Inc. ("Gameverse"), through September 30, 1998, when the Company sold Gameverse to Greenleaf Technologies Corporation ("Greenleaf") (see Note 4. "Investment in Greenleaf"). During the fourth quarter of 1999, CT transferred its investment in Buildscape to Cybermax, who transferred it to Riverside.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated.

Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998. The Company accounted for its investment in Wickes under the equity method for the fourth quarter of 1998 and all of 1999 and 2000.

Buildscape's operations are consolidated with those of the Company and its subsidiaries for 1998 and from January 1, 1999 through October 21, 1999. The Company accounted for its investment in Buildscape on the equity method for the remainder of 1999 and all of 2000.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents. Included in the December 31, 2000 cash balance is approximately $44,000 of restricted cash.

CONCENTRATION OF CREDIT RISK

The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services, the use of preapproved charges to customer credit cards, and the ability to terminate access on delinquent accounts. The carrying amount of the Company's accounts receivable approximates their net realizable value.

ALLOWANCE FOR LOSSES

The Company provides for valuation allowances for estimated losses on real estate when a significant and permanent decline in value occurs. In providing valuation allowances, costs of holding real estate, including the cost of capital, are considered. The Company's real estate is reviewed periodically to determine potential problems at an early date.

REAL ESTATE HELD FOR SALE

Investments in real estate held for sale are carried at the lower of cost or fair value. Certain of the Company's real estate was acquired from affiliates and has been recorded at historical carryover cost.

INVESTMENT IN GREENLEAF

The Company accounts for its investment in Greenleaf common stock as available for sale. These available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings, but reported within stockholders' equity in accumulated other comprehensive income (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results. The fair value of these securities are based upon the last reported price on the exchange on which they are traded.

INVESTMENT IN WICKES

As a result of the Company's 52% ownership in Wickes, results of Wickes' operations are consolidated with the Company for the period from January 1, 1998 through September 30, 1998. After September 30, 1998, the Company's consolidated balance sheets and consolidated statements of operations and cash flows reflect Riverside's investment in Wickes on the equity method as a result of sales of Wickes common stock that decreased the Company's ownership below 50%.

INVESTMENT IN BUILDSCAPE

In 1999, the Company sold 1,880,933 shares of Buildscape's common stock and Buildscape issued 1,667,667 shares of its voting Series A Cumulative Convertible Preferred Stock. This reduced the Company's ownership in Buildscape to 47% on a fully converted basis. As a result of this transaction, the Company accounted for its investment in Buildscape under the equity method from October 21, 1999 through December 31, 1999 and all of 2000. Prior to October 21, 1999, Buildscape's operations were consolidated with those of the Company and its subsidiaries.

LONG-LIVED ASSETS

Long-lived assets include property and equipment and goodwill. Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $204,000, $235,000 and $482,000, respectively. Goodwill of $4.1 million and $4.7 million at December 31, 2000 and 1999, respectively, was included in investment in Wickes. Amortization expense of goodwill for the years ended December 31, 2000, 1999, and 1998 was approximately $510,000, $510,000 and $296,000, respectively, and was included in equity in earnings (loss) of Wickes. Periodically, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the carrying amount of the asset to the sum of expected future cash flows (undiscounted and without interest charges) resulting from use of the asset and its eventual disposition.

OTHER ASSETS

Other assets consists primarily of deferred financing costs which are amortized over the expected terms of the related debt.

INCOME TAXES

The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion of the related tax asset will be realized.

The Company will file a consolidated tax return for 2000 which will include all its subsidiaries. Riverside's equity investment in Wickes and Buildscape is below the requirements which allow consolidation for tax purposes, therefore, separate returns will be filed for these companies.

EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding. Since the Company had a net loss in 2000, 1999 and 1998, outstanding common stock options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.

STOCK-BASED COMPENSATION

The Company has elected to account for its employee stock compensation plans under the intrinsic value based method with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For grants of options to non-employees, the Company accounts for these transactions utilizing the fair value based method of accounting incurring a charge for the value of the option, as calculated by the Black-Scholes asset pricing model, amortized over the service period of the option.

REVENUE RECOGNITION

The Company recognizes revenue when services are provided. Services are generally billed one month in advance. Advance billings and collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company adopted SFAS 133 and its amendments on January 1, 2001. Adoption of SFAS 133, as amended, did not have a material effect on the Company's financial position, results of operations or cash flow.

USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

FINANCIAL STATEMENT PRESENTATION AND RECLASSIFICATION

Certain  reclassifications  have  been  made  to the  1999  and  1998  financial
statement   presentation   to  conform   with  the  2000   financial   statement
presentation.

STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

The Company and its subsidiaries, exclusive of Wickes ("Parent Group") paid $2,894,000, $1,544,000, and $2,728,000, of interest in 2000, 1999, and 1998, respectively. Wickes paid $12,919,000 of interest in 1998.

The Parent Group made no income tax payments in 2000, 1999, and 1998. Wickes paid $769,000 of income tax in 1998.

The Company did not pay any dividends on its common stock during 2000, 1999 and 1998.

In 1998, the Company acquired 100% of the assets of Cybermax, a Jacksonville, Florida based Internet service provider. The purchase price of the acquisition of Cybermax was approximately $100,000, in the form of a promissory note.

In January 1998, Riverside completed the acquisition of certain operations that Wickes had determined to discontinue. In connection with the acquisition, Riverside acquired approximately $126,000 of fixed assets in exchange for a three-year promissory note.

Amortization expense of $1,914,000 in the Company's Consolidated Statement of Cash Flows for 1998 includes $1,127,000 of deferred financing costs of Wickes. These costs are included as interest expense in the Company's Consolidated Statements of Operations.

In 1998, the Company completed a non-monetary exchange of a wholly owned subsidiary of the Company, Gameverse, whereby the Company received common shares of Greenleaf.

In October 1999, the Company sold 1,880,000 shares of Buildscape common stock in exchange for (i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine. The calculated market value on Riverside's stock was approximately $422,500 on the date of the sale.

2.  RESTRUCTURING  AND UNUSUAL

During the first quarter of 1998, Wickes implemented a restructuring plan (the "1998 Plan") which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, Wickes recorded a restructuring charge of $5.9 million which including $4.1 million in estimated losses on the disposition of closed facility assets and liabilities, and $2.1 million in severance and postemployment benefits related to the 1998 Plan, offset by a benefit of $300,000 for adjustments to prior years' restructuring accruals.

3.      INVESTMENT IN WICKES

Through a series of transactions in 1993 in connection with Wickes' equity and debt recapitalization plan (which included Wickes' initial public offering of common stock), Riverside acquired a net 1,842,774 additional shares of Wickes common stock and an option for 374,516 shares of Wickes common stock. The aggregate purchase price for these shares and option was $5.9 million including a $1.1 million promissory note. In August 1995, Riverside exercised its option for an exercise price of $2.3 million and paid its promissory note in full. After these transactions, Riverside owned 2,217,290 shares, or approximately 36% of Wickes' outstanding common stock. At December 31, 1995, the Company's retained earnings included $4.0 million of Wickes' undistributed earnings.

Riverside acquired two million newly-issued shares of Wickes' common stock on June 20, 1996 for $10.0 million in cash. These additional shares increased Riverside's ownership in Wickes from 36% to 52% of Wickes' total common shares and from 39% to 55% of Wickes' voting common shares.

The Company sold 89,470, 1,151,900 and 64,877 shares of Wickes' common stock for approximately $503,000, $3,800,000 and $290,000 in 2000, 1998 and 1997,
respectively. The Company incurred gains (losses) of $28,000, $(1,837,000) and $(27,000) on the sale of its Wickes common stock in 2000, 1998 and 1997, respectively. There were no sales of Wickes' common stock in 1999.

At December 31, 1999, Riverside beneficially owned 3,000,513 shares of Wickes' common stock, which constituted 36% of Wickes' outstanding voting and non-voting common stock.

At December 30, 2000, Riverside beneficially owned 2,911,043 shares of Wickes' common stock, which constituted 35% of Wickes' outstanding voting and non-voting common stock.

Summary audited financial information of Wickes for years 2000, 1999 and 1998 follows (in thousands):




                                                             Years Ended December 30, 2000, December 25,
                                                                       1999 and December 26, 1998
                                                             ------------------------------------------

                                                     2000                      1999                 1998
                                                     ----                      ----                 ----

Operating Statement Data:
     Net sales                                  $  1,027,604               $ 1,087,402           $  912,190
     Gross profit                                    223,092                   224,604              195,372
     Net income (loss)                          $      2,854               $     7,588           $     (965)
Balance Sheet Data:
     Current assets                             $    205,110               $   241,835           $  209,467
     Total assets                                    300,936                   334,636              292,183
     Current liabilities                              56,870                    79,312               74,122
     Long-term debt                                  206,742                   220,742              191,961
     Other long-term liabilities                       3,428                     3,763                2,952
     Common stockholders' equity                $     33,896               $    30,819           $   23,148




4.   INVESTMENT IN GREENLEAF

As of September 30, 1998, the Company completed a transaction with Greenleaf, whereby the Company acquired common shares of Greenleaf in exchange for 100% of the common stock of the Company's former wholly owned subsidiary, Gameverse. As a result of Greenleaf's dissatisfaction with the transaction, on January 28, 2000, the Company and Greenleaf executed a Settlement Agreement (the "Greenleaf Settlement"). In the Greenleaf Settlement, the Company retained 10,000,000 shares of the 14,687,585 shares that it had originally received. The Company also retained a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. In addition to the 10,000,000 retained shares, 3,000,000 of the Greenleaf's shares are held in an escrow account (the "Escrow Shares"), pursuant to an Escrow Agreement acceptable to Greenleaf and the Company. The proceeds from the sale of the Escrow Shares are to be used to fund mutually agreeable joint ventures for the marketing of technology and Internet-related products, to be owned in equal amounts by Greenleaf and the Company. In connection with the settlement, Riverside granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax. The exercise price is $1,000,000 and the expiration date of the option is September 30, 2003. In addition, the Company entered into an agreement with a subsidiary of Greenleaf, Future Com., South Florida, Inc., for use of satellite air time, related technology, hardware and software, on an as-needed basis, at fair market value.

In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" 5,665,508 and 3,056,724 shares of the Company's common stock in Greenleaf are classified as available for sale at December 31, 2000 and 1999, respectively. The remaining 4,834,492 and 8,443,276 Greenleaf shares at December 31, 2000 and 1999, are restricted under the provisions of Securities and Exchange Commission ("SEC") Rule 144 and are not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115. Accordingly, these restricted shares are not reported at fair value at December

31, 2000, but rather are recorded at their cost basis of zero. As a result of the non-monetary exchange of a wholly-owned subsidiary for the Greenleaf shares, the Company has no basis in the restricted shares.

At December 31, 2000, the calculated market value of the Company's shares including the shares held in escrow) in Greenleaf was approximately $4.3
million   based  on   Greenleaf's   stock   price  of  $.41  per  share  on  the
Over-the-Counter Pink Sheets.

At March 14, 2001, the calculated market value of the Company's shares (including the shares held in escrow) in Greenleaf was approximately $1.0 million based on Greenleaf's stock price of $.10 per share on the Over-the-Counter Pink Sheets. No write down was recorded at December 31, 2000, as the Company believes that this is not a permanent decrease in value.

At December 31, 2000, the Company's investment in Greenleaf consisted of 9,110,000 common shares, 1,390,000 escrow shares and a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. As of December 31, 2000, the Company has transferred 84,151 of these options to employees.

During 2000, the Company sold 890,000 shares of its Greenleaf common stock for approximately $1,410,000 resulting in gains of approximately $1,402,000. All of the proceeds from these sales were used to pay principal and interest on the Company's 11% Secured Notes. In addition, during 2000 the Company sold 110,000 shares of its Greenleaf escrow shares for approximately $98,000 resulting in gains of approximately $98,000.

5.   INVESTMENT IN BUILDSCAPE

On October 21, 1999, Imagine made a $10 million investment into Buildscape by converting $3 million of debt in common stock, exchanging 520,000 shares of Riverside stock for Buildscape common stock and investing $5 million into Buildscape for preferred shares.

In this transaction, Imagine acquired from Riverside 1,880,933 of Buildscape's 5,000,000 outstanding shares of common stock in exchange for (i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine. In connection with the transaction, Imagine was granted the right to vote the Company's common shares on all matters with the exception of change in control. As of October 22, 1999, the Company owned 62% of Buildscape's common stock, however, since the Company's voting rights were controlled by Imagine, the Company began accounting for its investment in Buildscape on the equity method. The Company retained the remaining 3,119,067 outstanding shares of Buildscape's common stock. In addition, Buildscape issued to Imagine 1,666,667 shares of Buildscape's voting Series A Cumulative Convertible Preferred Stock with a $5 million aggregate
                                                        F-14
liquidation preference in exchange for $5 million. As a result of this transaction, the Company owned (before Buildscape employee's stock options) 47% of Buildscape on a fully converted basis. Imagine owned 38% of the common and 100% of the preferred shares of Buildscape, or 53% on the same basis . The Company recorded a gain of $4.0 million on the transaction.

In May 2000, Buildscape and The Dow Chemical Company ("Dow") entered into a strategic partnership in order to pursue the companies' shared vision for a supply chain solution for the construction industry. On May 19, 2000, Dow made an investment of approximately $10 million in Buildscape pursuant to a stock purchase agreement whereby: (i) Dow purchased 1,666,667 shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, of Buildscape from Imagine; (ii) Dow purchased 1,109,782 newly-issued shares of Series B Cumulative Preferred Stock "Series B Shares", par value $0.01 per share of Buildscape and (iii) Dow acquired an option to purchase 547,998 shares of common stock of Buildscape from Imagine.

In addition, the agreement contemplated that Dow would purchase additional Series B shares in the event certain milestones were achieved.

On November 20, 2000, Dow made an investment of $2.5 million in Buildscape, LLC, a majority-owned subsidiary of Buildscape, which at the time was a wholly-owned subsidiary of Buildscape and agreed to invest up to an aggregate of $10 million in Buildscape, LLC for a 12.5% membership interest. As of December 31, 2000, Dow had invested $5 million and held a 6.25% membership interest and as of March 31, 2001, Dow had invested the full $10 million and acquired the full 12.5% membership interest in Buildscape, LLC.

As a result of these transactions, as of December 31, 2000, the Company owned (before Buildscape's employee stock options) 40.11% of Buildscape on a fully converted basis. Buildscape as of December 31, 2000 owned 93.75% membership interest in Buildscape, LLC. Upon the investment by Dow, the Company's voting rights in Buildscape reverted back from Imagine to the Company. Imagine owns 37.62% of the common or 24.19% on a fully converted basis in Buildscape and Dow owns 100% of the preferred shares or 35.7% on a fully converted basis in Buildscape and a 12.5 % membership interest in Buildscape, LLC.


Summary audited financial information for Buildscape for years 2000, 1999 and 1998, respectively, follows (in thousands):


                                                                          December 31,
                                                         ----------------------------------------------
                                                             2000               1999               1998
                                                             ----               ----               ----

Operating Statement Data:
      Net sales                                         $      746        $      547           $     30
      Gross profit                                              73                85                 16
      Net loss                                          $  (12,286)       $   (5,935)          $ (4,674)
Balance Sheet Data:
      Current assets                                    $      818        $    2,677           $     90
      Current liabilities                                    2,711             1,592              1,003
      Stockholder's equity (deficit)                    $     (290)       $    1,995           $   (754)

6.       Real Estate Held for Sale

Real estate held for sale consists of the following (in thousands):

                                                                  December 31,
                                                                  ------------
                                                            2000              1999
                                                            ----              ----

Land held for sale                                      $   6,682         $   8,919
Commercial rental property, net                                --                77
                                                        ---------         ---------
 Real estate held for sale                              $   6,682         $   8,996
                                                        =========         =========


Commercial rental property carrying values are net of accumulated depreciation of $94,000 at December 31, 1999. As of December 31, 2000, the Company had $6,674,000 of its real estate held for sale in Georgia properties, and $8,000 in other states.
7.   PROPERTY AND EQUIPMENT

Property and equipment consists of (in thousands):

                                                                           December 31,
                                                                           ------------
                                                                     2000                 1999
                                                                     ----                 ----

         Furniture and office equipment                         $      91            $     386
         Computer equipment                                           154                  249
         Software                                                     231                  251
                                                                ---------            ---------
                                                                      476                  886
          Less: Accumulated depreciation
                  and amortization                                    291                  546
                                                                ---------            ---------
         Property and equipment, net                            $     185            $     340
                                                                =========            =========

8.       Accrued Liabilities

The following table summarizes the accrued liabilities (in thousands):

                                                                           December 31,
                                                                           ------------
                                                                    2000                 1999
                                                                    ----                 ----


         Accrued interest                                    $     1,258            $    1,286
         Accrued payroll                                             100                   108
         Other                                                       326                   364
                                                             -----------            ----------
                  Total accrued liabilities                  $     1,684            $    1,758
                                                             ===========            ==========





                                                       F-16
9.       Long-Term Debt

Long-term debt obligations are summarized as follows (in thousands):

                                                                           December 31,
                                                                           ------------
                                                                    2000                1999
                                                                    ----                ----

         Collateralized notes                                $     9,500            $  10,000

         Wickes promissory note                                      469                  469

         Imagine loan                                              2,022                1,800

         Mortgage debt                                            11,345               11,345

         Other                                                        --                   13
                                                             -----------           ----------
          Long-term debt                                          23,336               23,627

          Less current maturities                                (23,068)             (11,813)
                                                             -----------           ----------
          Total long-term debt less
              current maturities                            $       268            $   11,814
                                                            ===========            ==========

As of December 31, 2000, Prime and London InterBank Offered Rate ( "LIBOR") three-month rates were 9.50% and 6.69%, respectively.

         COLLATERALIZED NOTES ("THE 11% SECURED NOTES")

The 11% Secured Notes are unsubordinated promissory notes due September 30, 2000 bearing 11% interest. The 11% Secured Notes are secured by a junior lien on the collateral securing the Company's real estate indebtedness and 10 million shares of Greenleaf common stock.

On March 24, 2000, the Company and the 11% Noteholders executed a modification to the 11% Agreement. This modification allowed the Company to use 100% of the net sales proceeds from the sale of its Greenleaf shares to be applied against the semi-annual interest payment due March 31, 2000 in lieu of payment against the principal. In addition, the Company agreed to make a principal reduction of $550,000 on the 11% Secured Notes on or before April 30, 2000. The Company was unable to sell a sufficient amount of the Greenleaf shares to meet the April 30 deadline, and received a notice of default from the Noteholders on May 8, 2000.

On May 8, 2000,  the  Company  and the 11%  Noteholders  executed a  Forbearance
Agreement that precluded the 11% Noteholders from taking any action to accelerate the payment of the 11% Secured Notes, as long as the Company performed pursuant to the terms of the agreement. The terms included funding the balance of the $550,000 principal payment that was due April 30, 2000, increasing the interest rate to 17% and selling additional shares of Greenleaf common stock in subsequent months with the entire proceeds applied to reduce the outstanding principal on the 11% Secured Notes. The Company reduced the principal balance of the notes by $500,000 through August 2000, however, these payments fell below the requirements of the Forbearance Agreement.

On August 14, 2000, the Company and the 11% Noteholders executed an Amendment to the Forbearance Agreement with the agent for the 11% Noteholders that allowed the interest and principal due on September 30, 2000, to be paid on December 31, 2000. The terms of this agreement provided that (i) the Company continue to sell the Greenleaf common stock in a reasonable manner, (ii) the Company applied the proceeds from such sales first to the unpaid interest and second to the unpaid principal, (iii) the interest rate remains at 17%, and (iv) the Noteholders received a second lien behind Imagine on the Company's 3,119,067 shares of Buildscape common stock.

The Company failed to make the required payment on its 11% Secured Notes due December 31, 2000. The Company received notice from the agent for the noteholders declaring all amounts outstanding under the notes immediately due and payable. The Company was advised that the agent would immediately commence foreclosure proceedings on the collateral securing the notes. The collateral includes certain real estate assets of the Company's mortgage debt and shares of Wickes and Greenleaf. The failure to pay the 11% Secured Notes when due also constitutes a default under the Company's mortgage debt to American Founders Life Insurance Company ("American Founders"), a former subsidiary of the Company.

For additional information regarding the status of the Company's 11% Secured Notes, see Note 15. "Subsequent Events".

         WICKES PROMISSORY NOTE

In February 1998, Riverside completed the acquisition of the e-Commerce and advertising operations of Wickes by issuing an approximately $872,000 three-year unsecured promissory note. The terms of the promissory note include interest based on the prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, Riverside agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest.

During 1998, 1999 and 2000, the Company was delinquent on the payment of principal and interest on this note. In March 2000, the Company and Wickes renegotiated the terms of the note, deferring all principal payments due for one year, including the delinquent principal payments for November 1999 and February 2000. The interest rate was increased to prime lending rate plus four percentage points.

         IMAGINE LOAN

On August 27, 1999, the Company entered into a loan agreement with Imagine pursuant to which the Company borrowed $711,055 in August 1999 and $1,088,945 in

September 1999. The loan had a maturity date of August 31, 2000. The loan bears interest at an annual rate of 12.75%, and was originally secured by a pledge of 921,845 shares of Wickes common stock and 100% of the outstanding shares of Cybermax stock. A portion of the pledged Wickes stock, 163,690 shares, have been released to the borrower to be sold in the open market. The shares released are required to be sold for the sole purpose of covering interest payments on this debt, interest on the 11% Secured Notes and/or principal and interest on its debt payments due to Wickes. The Company is prohibited from the payment of cash dividends without the prior approval of Imagine under this agreement.

On August 31, 2000, the Company and Imagine extended the principal and interest payments that were due on August 31, 2000 until December 15, 2000. The $1.8 million loan balance was increased by $222,000 for unpaid interest and refinancing costs with this extension.

The Company did not make any payment of principal and interest on December 15, 2000 and the loan is currently in default. For additional information regarding the status of the Imagine loan, see Note 15. "Subsequent Events".

         MORTGAGE DEBT

Riverside purchased certain real estate owned by its former life insurance company subsidiary. In connection therewith, Riverside issued a series of seven non-recourse promissory notes (the "Notes") with an aggregate principal amount of $17,798,000 equal to 90% of the purchase price of the real estate parcels. Principal and interest payments are due in annual installments, commencing on June 6, 1997. Each annual installment is calculated based upon equal payments amortized over a term of 20 years. A balloon payment of the remaining principal balance is due on the seventh anniversary of the Notes. The Notes bear interest at a rate adjusted quarterly, equal to LIBOR plus three percentage points. The Notes are collateralized by first priority mortgages covering all of the real estate. On each anniversary of the Notes, Riverside is required to provide the lender with an independent appraisal of the real estate, subject to the mortgages ("Appraised Value"). If the outstanding principal amount of the Notes exceeds 85% of the Appraised Value on the first anniversary or 80% of the Appraised Value with each anniversary thereafter, Riverside is required by December 31 of that year to make an additional principal payment on the Notes in an amount equal to such excess. A parcel of real estate that is subject to the mortgage may be sold by Riverside only in a cash transaction and only with the prior consent of the lender. Subject to certain exclusions, the entire sales proceeds are required to be paid to the lender to fund an escrow account for the payment of property taxes, and to pay accrued and unpaid interest and any remaining principal balance on the Notes.

On December 31, 1999, American Founders agreed to amend certain terms of its mortgage with the Company. In connection with the amendment, (i) all interest due through December 31, 1999, was deferred until the next land sale, (ii) additional interest would accrue on the interest due on June 6, 1999 at a rate of LIBOR plus three percentage points, and (iii) as future sales occur, all past due interest and taxes would be paid first; then future interest through June 6th of each year would be paid; thereafter, proceeds would be applied to principal.

In 2000, the Company had made payments of approximately $2,300,000 of interest expense and property taxes including a prepayment of interest of approximately $400,000.

As of December 31, 2000, there were 2,016,168 shares of Wickes' common stock held as collateral on this mortgage debt.

For additional information regarding the status of the mortgage debt and the default under the 11% Secured Notes, see Note 15. "Subsequent Events".

AGGREGATE MATURITIES

Aggregate amounts of future minimum principal payments on long-term debt are as follows (in thousands):
                  Year
                  2001                 $   23,068
                  2002                        268
                                       ----------
                                       $   23,336
                                       ==========

10.          COMMITMENTS AND CONTINGENCIES

The Company is not aware of any legal proceedings that will have a material adverse effect on the Company.

The Company and its subsidiaries have various operating leases for which approximately $249,000, $296,000, and $10,461,000, was expensed in 2000, 1999 and 1998, respectively. As of December 31, 2000, the Company and its subsidiaries lease its home office property for approximately $170,000 per year. This lease expires in May 31, 2001.

The Company's total future minimum commitments for noncancelable operating leases are as follows (in thousands):

                           Year                             Amount
                           ----                             ------
                           2001                            $  117
                           2002                                18
                           2003                                 2
                                                         --------
                           Total                           $  137
                                                         ========

In connection with the sale of Dependable Insurance Company, Inc. ("Dependable"), a former property and casualty company of the Parent, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. In 1995, in connection with the sale of Dependable, the Company established a reserve for $300,000 for future losses. Since the Company has not experienced losses on this business, the

Company released $75,000 and $150,000 of the reserve in 1999 and 1998, respectively. The Company's reserve at December 31, 2000 is $75,000, which the Company believes is sufficient for any future losses. Although future loss development may occur over a number of years, the Company believes, based on all information presently available, that indemnities for any losses that may occur will not have a material adverse effect on the Company's financial position or results of operations.

In connection with the sale of its mortgage lending operation, the Company agreed to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 62,500 shares of its Wickes' common stock pledged as collateral for this indemnification obligation. As the construction loan portfolio decreases, the shares held as collateral will be released. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operation.

         PARENT COMPANY LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2000, 1999 and 1998, the Company incurred net losses of $1,844,000, $2,678,000 and $12,564,000, respectively, and, as December 31, 2000 and 1999, the Company's current liabilities exceeded its current assets. In addition, at December 31, 2000, the Company's total liabilities exceeded its total assets by $484,000. These factors among others may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 9, the Company is in default with respect to the majority of its outstanding long-term debt agreements and the balance has been classified as a current liability. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

The Company is primarily a holding company, which derives its financial resources through asset sales. At December 31, 2000, such assets consist of 128 acres of land located within Smyrna, Georgia, 2,911,043 shares of Wickes common stock and 8,860,000 shares of Greenleaf common stock, all of which are pledged as collateral on the Company's debt agreements. The Company's debt agreements require the proceeds from the sale of these assets be used to pay principal and interest on the related indebtedness. Accordingly, unless the note holders release these assets, the sale of such assets will not generate resources to be used to pay other current obligations or to pay operating expenses until the debt has been repaid in full. During 1999 and 2000, the note holders released a portion of the Wickes and Greenleaf shares, which were sold by the Company to generate funds to pay operating expenses. At December 31, 2000, 74,220 shares of Wickes common stock are available to be sold to generate cash to reduce payables and pay current operating expenses.

In January 2001, the Company sold 26.53 acres of its Georgia property for approximately $5,008,000. The entire proceeds were used to pay principal and interest on the Company's mortgage debt. As of March 15, 2001, the Company's mortgage debt is approximately $6,890,000 and the Company has made a prepayment of interest of approximately $259,000.

The Company is vigorously pursuing the sale of its Georgia property which management believes may be sufficient to payoff the mortgage debt and reduce the balance of the Secured 11% Notes. The Company is also negotiating with its note holders to restructure the various debt agreements to establish satisfactory repayment terms and to release a portion of the Greenleaf shares held as collateral under the notes, allowing sales proceeds to be used to pay operating costs. The Company believes that corporate assets have adequate value to cover liabilities and management is evaluating all options on liquidating assets and investments to meet the debt requirements. If the Company is unsuccessful in these efforts, it may file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and operate its businesses as debtors in possession under the supervision of the Bankruptcy Court.

11.      EMPLOYEE BENEFIT PLANS

         ESOP

The Company terminated its Employee Stock Ownership Plan and Trust ("ESOP") effective December 29, 1999 and directed the ESOP to sell unallocated shares and apply the proceeds to the unpaid balance of the note payable to the Company. The ESOP sold 50,000 of those shares to officers of the Company and Cybermax. The Company received promissory notes in the amount of $40,626 for payment of these shares. All of the notes bear an interest rate of 8.50% and are collateralized by the shares sold to these officers. The remaining 8,000 shares are being held pending the outcome of the Internal Revenue Service review of the termination of the plan and will be sold upon completion of this process. Amounts outstanding under these promissory notes are reflected as reductions to Additional-Paid-in-Capital on the Company's Consolidated Balance Sheet. All 58,000 shares are considered issued and outstanding at December 31, 1999 and 2000.

         STOCK OPTION PLANS

The Company has a Non-Qualified Stock Option Plan (a fixed option plan for employees and directors). Additional information with respect to stock options is as follows:


                                                       Number of Option Shares              Option Price
                                                       -----------------------              ------------
                                                     Total           Exercisable             Per Share
                                                     -----           -----------             ---------



Outstanding at December 31, 1997                      120,000           112,500            $3.00-$11.88
Granted                                                    --                --                      --
Vested                                                     --                --                      --
Exercised                                                  --                --                      --
Expired/Cancelled                                      70,000           (62,500)            $6.00-$11.88
                                                      -------           --------            ------------
Outstanding at December 31, 1998
  1999 and 2000                                        50,000            50,000             $       3.00
                                                      =======           =======             ============



Options outstanding as of December 31, 2000 expire in December 2006.

         401(K) PLAN

The Company has a Deferred Compensation Plan for all its eligible employees which allows participants to defer up to ten percent of their salary pursuant to
Section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation for employees contributing up to 6%. Employees are 100% vested in their contributions and vest in the Company's contribution over a period of seven years. The Company's contribution was $15,600, $11,000, and $11,000, during 2000, 1999 and 1998, respectively.

12.      INCOME TAXES

The components of income tax expense are as follows (in thousands):


                                                                  2000            1999              1998
                                                                  ----            ----              ----
Taxes currently payable:
     Federal income tax                                       $     --        $     --        $       --
     State income tax                                               --              --               396

Deferred expense                                                    --              --             3,002
                                                              --------        --------        ----------
Total income tax expense                                      $     --        $     --         $   3,398
                                                              ========       =========         =========


Actual income tax expense differs from expected tax expense computed by applying the Federal corporate tax rates of 34% as follows (in thousands):

                                      F-23

                                                                 2000             1999              1998
                                                                 ----             ----              ----

Tax benefit computed at statutory rate                       $   (627)        $   (911)         $ (3,348)
Effect of the difference in tax
      treatment of goodwill                                        --              193               135
State and local income taxes                                      (55)             (80)              310
Expiring net operating losses                                   1,478               --                --
Other                                                            (127)             405             1,407
Change in valuation allowance                                    (669)             393             4,894
                                                             --------         --------          --------

Actual tax expense                                          $      --         $    --         $    3,398
                                                            =========         ========        ==========



A valuation allowance has been established to reduce deferred tax assets to the amount which more likely than not will be realized in the future. The components of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):






                                                                                    2000                  1999
                                                                                    ----                  ----

Deferred tax assets:
Goodwill amortized                                                             $      245          $       --
Trade accounts receivable                                                             155                 170
Other accrued liabilities                                                              40                  20
Difference in investment carrying values                                            7,048               7,848
Net operating loss and AMT credit carry forwards                                   18,443              18,502
Property and equipment                                                                 --                  58
                                                                                ---------          ----------
         Total deferred tax assets                                                 25,931              26,598
Valuation allowance for deferred tax assets                                        24,867              25,536
                                                                                ---------          ----------
         Net deferred tax assets                                                    1,064               1,062

Deferred tax liabilities:

Difference in asset bases                                                      $      612          $      610
Other accrued income items                                                            452                 452
                                                                               ----------          ----------
         Total deferred tax liabilities                                             1,064               1,062
                                                                               ----------          ----------
Net deferred tax assets                                                        $       --          $       --
                                                                               ===========         ==========



At December 31, 2000, the Company has net operating loss carry forwards available to offset income of approximately $49 million expiring in years 2001 through 2020, as follows (in thousands):

                  Expires               Loss
                  -------               ----

                   2001             $    152
                   2003                8,684
                   2006                3,342
                   2007                3,538
                   2008                3,505
                   2009                7,992
                   2010                6,875
                   2011                3,496
                   2012                2,444
                   2018                2,811
                   2019                3,355
                   2020                3,135
                                    --------
         Total                      $ 49,329
                                    ========





13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS 107, "Disclosure about Fair Value of Financial Instruments," information has been provided about the fair value of certain financial information. The following methods and assumptions were used to estimate the fair value of each material class of financial instruments covered by the Statement for which is practicable to estimate that value.

         INVESTMENT IN WICKES - The fair value of Wickes is determined by the NASDAQ National Market System quoted market price.

         INVESTMENT IN GREENLEAF - The market value of Greenleaf is determined by the Over-the- Counter Pink Sheet price.

         OTHER   INVESTMENTS  -  This  includes  common  stock;  the  market  is determined by the Over-the- Counter Bulletin Board price.

         LONG-TERM DEBT - The carrying amount is a reasonable estimate of fair value, as the stated rates of interest represent current market rates.

The market value of the Company's investment in shares of Buildscape common stock are not reflected herein as this investment is accounted for under the equity method and there is no readily determined market value.

The estimated fair value of the Company's financial instruments at December 31, 2000 are summarized as follows (in thousands):

                                                                                 December 31, 2000
                                                                         --------------------------------
                                                                         Carrying                Estimated
                                                                          Amount                 Fair Value

                                                                         --------                ---------
Financial assets:
   Cash and cash equivalents                                         $      246             $         246
   Investment in Wickes                                                  15,779                    12,008
   Investment in Greenleaf
      Common stock                                                        2,323                     4,305
      Options                                                                --                       785
   Other investments                                                         60                        60

Financial liabilities:
   Long-term debt                                                        23,336                    23,336


14.      RELATED PARTY TRANSACTIONS

The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson. Reimbursement expenses were $15,000 in 2000, $195,000 in 1999, and $398,500 in 1998. In 1997, the Company
established a reserve for approximately $434,000 related to salaries and expenses either incurred in 1997 or incurred in prior years and charged to this affiliate and not previously paid. In 1998, the Company (exclusive of Wickes) incurred $104,000 of costs from the use of the airplane. This amount reduced the reserve recorded in 1997 to $330,000. In 1999, the Parent Company incurred (exclusive of Wickes) $195,000 of costs from use of the airplane, of which $11,000 reduced the reserve. This amount reduced the reserve to $319,000.

A former director and executive officer of the Company was during most of 1998, a shareholder of the law firm that was general counsel to the Company. The Company paid this firm $515,000 for legal services provided to the Company during 1998. No reimbursements were made in 2000 and 1999.

Included in operations for 2000, 1999, and 1998 is income related to office expenses and tax services either paid to the Company (or charged) by the Company to Wilson Financial of $50,000, $34,000, and ($632), respectively. At December 31, 2000 and 1999, there was an intercompany balance of approximately $33,000 and $82,000, respectively, owed by Wilson Financial to Riverside related to these net expenses. This balance was reclassified from current assets to non current assets at December 31, 2000 and 1999, respectively.

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

Included in operations for 1999 and 1998 is income related to tax and accounting services paid to the Company by a former affiliate of the Company of $65,000 and $12,500, respectively.

Included in operations for 2000 is income related to software and editorial services provided by the Company to Buildscape of $392,000. For certain costs, including office space and overhead; business services, such as Internet connectivity telephone service; human resources; and accounting, the Company and Buildscape have entered into a shared services agreement. This agreement allocates expenses to Buildscape based on its proportioned usage. The Company received $723,000 and $314,000 for these services in 2000 and 1999, respectively.

In the fourth quarter of 1997, J. Steven Wilson, the Company's Chairman, President and Chief Executive Officer advanced $160,000 to the Company. The Company repaid this in June 1998. In addition, the Company advanced Mr. Wilson $150,000 in June 1998. Mr. Wilson repaid this in March of 1999.

During December of 1999, three executive officers of the Company and its subsidiaries, purchased 50,000 shares of the Company's common stock in connection with the termination of the Company's ESOP. The Company received promissory notes for $40,626 for payment of these shares. For further information regarding this transaction, see Note 11. "Employee Benefits Plans". During 2000, the Company received principal and interest payments on the promissory notes of $25,335.

During the fourth quarter of 1998 and the first quarter of 1999, the Company sold a total of 1,082,000 shares of its Wickes' common stock to Imagine. The president of Imagine is on the Wickes' Board of Directors and is a former Director of the Company. For further information see Note 3. "Investment in Wickes".

During 1999, the Company entered into a loan agreement with Imagine. The loan is for $1,800,000, bears interest at an annual rate of 12.75%, and was due August 31, 2000. On August 31, 2000, the Company and Imagine extended the principal and interest payments that were due on August 31, 2000 until December 15, 2000. The loan was increased to $2,022,000 for unpaid interest and refinancing costs related to this extension. The Company and Imagine are in discussions regarding the extension of the principal and interest payments that were due on December 15, 2000 for one year. For further information on this short-term loan agreement, see Note 9. "Long-Term Debt" and Note 15. "Subsequent Events".

On October 21, 1999, the Company sold 38% of its Buildscape common stock to Imagine for the cancellation of $3.0 million of indebtedness and 520,000 shares of its Riverside common stock. For further information on this transaction, see
Note 5. "Investment in Buildscape".

15.      SUBSEQUENT EVENTS ("UNAUDITED")

The Company and Imagine are in discussions regarding the extension of the principal and interest payments that were due under the Imagine loan agreement on December 15, 2000. For further information on this loan agreement, see Note
9. "Long-Term Debt".

The Company failed to make the required payment on its 11% Secured Notes which was due December 31, 2000. The Company received notice from the agent for the noteholders declaring all amounts outstanding under the notes immediately due and payable. The Company was also advised that the agent would immediately commence foreclosure proceedings on the collateral securing the notes. The collateral includes certain real estate assets of Riverside and shares of Wickes and Greenleaf.

In March 2001, Imagine purchased a majority of the Company's 11% Secured Notes from the current holders of these 11% Secured Notes. As a result of this action, the agent for the noteholders has cancelled foreclosure sales mentioned above. Imagine, which owns 75% of the 11% Secured Notes, has agreed to forebear on the notes until April 15, 2001 to allow for negotiations with the Company to restructure the debt. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek reorganization under applicable federal bankruptcy laws. For further information regarding the Company's 11% Secured Notes, see
Note 9 to the Consolidated Financial Statements included herein. For further information on the 11% Secured Notes, see Note 9. "Long-Term Debt".

The failure to pay the 11% Secured Notes when due also constitutes a default under Riverside's $7 million mortgage loan obligations to American Founders. The mortgage lender notified the Company that it had the right, but not the obligation, to defer exercising all or any of its rights under default, pending the outcome of negotiations between the Company and the agent for the Noteholders. For further information on the Company's mortgage loan, see Note 9. "Long-Term Debt".

In January 2001, the Company sold 26.36 acres of its Georgia property for approximately $5,008,000. The Company recorded a gain of approximately $3,500,000 on the sale. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest. As of March 15, 2001, the Company's mortgage debt is approximately $6,890,000 and the Company has made a prepayment of interest of approximately $259,000. For additional information regarding the Company's mortgage debt see Note 9. "Long Term Debt".

16.      INDUSTRY SEGMENT INFORMATION AND QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the past three years for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. Wickes' operations are consolidated with those of the Company and its subsidiaries for the first through the third quarter of 1998. The Company accounted for its investment in Wickes' under the equity method for the fourth quarter of 1998, and all of 1999 and 2000. Buildscape's operations are consolidated with those of the Company and its subsidiaries for all of 1998 and through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the remainder of 1999 and all of 2000. The "Parent Group" includes real estate, parent company, and all eliminating entries for inter-company transactions.


                                                                                          Years Ended December 31,
                                                                          ----------------------------------------------------------

                                                                                2000                1999                 1998
                                                                                ----                ----                 ----
                                                                                               (in thousands)
                                                                                               --------------
Sales:
     Buildscape(1)                                                        $       --          $      415          $       30
     Cybermax                                                                  1,774               1,171                 486
     Wickes(2)                                                                    --                  --             667,024
     Parent Group                                                                 --                  34                 164
                                                                          ----------          ----------          ----------
                  Total                                                   $    1,774          $    1,620          $  667,704
                                                                          ==========          ==========          ==========
Cost of sales:
     Buildscape(1)                                                        $       --          $      342          $       14
     Cybermax                                                                    945                 213                 182
     Wickes(2)                                                                    --                  --             509,740
     Parent Group                                                                 --                   4                 170
                                                                          ----------          ----------          ----------
                  Total                                                   $      945          $      559          $  510,106
                                                                          ==========          ==========          ==========
Other operating income:
     Buildscape(1)                                                        $       --          $       --          $       --
     Cybermax                                                                     52                  15                  --
     Wickes(2)                                                                    --                  --               5,045
     Parent Group                                                                136                  80                 546
                                                                          ----------          ----------          ----------
                  Total                                                   $      188          $       95          $    5,591
                                                                          ==========          ==========          ==========
Investment income and realized gains/(losses):
     Buildscape(1)                                                        $       --          $        3          $       --
     Cybermax                                                                     --               3,994                  --
     Wickes(2)                                                                    28                  --              (1,837)
     Parent Group                                                              1,899                (321)              1,306
                                                                          ----------          ----------          ----------
                  Total                                                   $    1,927          $   (3,676)         $     (531)
                                                                          ==========          ==========          ==========
Expenses:
     Buildscape(1)                                                        $       --          $    4,485          $    4,605
     Cybermax                                                                  1,554               2,209                (283)
     Wickes(2)                                                                    --                  --             141,743
     Parent Group                                                                823                 421               1,549
                                                                          ----------          ----------          ----------
                  Total                                                   $    2,377          $    7,115          $  147,614
                                                                          ==========          ==========          ==========


                                                                                        Years Ended December 31,
                                                                          ----------------------------------------------------------

                                                                                2000                1999                 1998
                                                                                ----                ----                 ----

Restructuring and unusual items:
     Buildscape(1)                                                        $       --          $      --              $   --
     Cybermax                                                                     --                 --                  --
     Wickes(2)                                                                    --                 --                5,932
     Parent Group                                                                 --                 --                  --
                                                                          ----------          ----------            --------
                  Total                                                   $       --          $     --             $   5,932
                                                                          ==========          ==========            ========
Interest expense:
     Buildscape(1)                                                        $       --          $      174           $      85
     Cybermax                                                                     --                   3                   6
     Wickes(2)(3)                                                              1,466               1,407              17,984
     Parent Group                                                              1,400               1,058               1,189
                                                                          ----------          ----------          ----------
                  Total                                                   $    2,866          $    2,642          $   19,264
                                                                          ==========          ==========          ==========
Loss before income taxes, equity in earnings
 of related parties and minority interest:
     Buildscape(1)                                                        $       --          $   (4,583)         $   (4,674)
     Cybermax                                                                   (673)              2,755                 581
     Wickes(3)                                                                (1,438)             (1,407)             (5,167)
     Parent Group                                                               (188)             (1,690)               (892)
                                                                          ----------          ----------          -----------
             Total                                                        $   (2,299)         $   (4,925)         $  (10,152)
                                                                          ==========          ==========          ===========

 Identifiable assets:
     Buildscape(1)                                                        $     (947)         $     (947)         $      248
     Cybermax                                                                    505                 556                 217
     Wickes(3)                                                                15,779              15,799              14,738
     Parent Group                                                              9,764              10,775              10,942
                                                                          ----------          ----------          ----------
                  Total                                                   $   25,101          $   26,183          $   26,145
                                                                          ==========          ==========          ==========


(1) After October 21, 1999, the Company's balance sheet and statements of operations reflect the Company's investment in Buildscape on the equity method. For further information on Buildscape summary audited information, see Note 5. "Investment in Buildscape".

(2) After September 30, 1998, the Company's balance sheet and statements of operations reflect the Company's investment in Wickes on the equity method.

(3) Includes  $1,466,000,  $1,407,000,  and $1,502,000  for an interest  expense allocation from Riverside on its 11% Secured Notes, 13% Subordinated Notes for 2000, 1999, and 1998, respectively.


Quarterly Results (unaudited)
                                                                                      2000

                                                                       (in thousands, except per share amounts)


                                                          First            Second        Third              Fourth
                                                         Quarter          Quarter       Quarter            Quarter           Total

Revenues                                                $   965          $   966          $   998          $   960          $ 3,889

Costs and expenses                                        1,279            1,624            1,514            1,771            6,188
                                                        -------          -------           -------          -------          ------
Loss before income taxes
  and equity in earnings
  (loss) of related parties                                (314)            (658)            (516)            (811)          (2,299)

Equity in earnings (loss)
of Wickes Inc.                                           (1,297)             417              629              706              455
                                                        --------         -------          -------          -------          -------
    Net earnings(loss)                                  $(1,611)         $  (241)         $   113          $  (105)         $(1,844)
                                                        ========         =======          =======          =======          =======
Basic & diluted earnings (loss)
 per common share                                       $(0.34)          $ (0.05)         $  0.02          $  (.02)         $ (0.39)


Weighted average number of common
shares used in computing earnings (loss)
per share                                            4,767,123         4,767,123        4,767,123         4,767,123        4,767,123




                                                                                    1999

                                                                    (in thousands, except per share amount)
                                                          First           Second           Third           Fourth
                                                        Quarter          Quarter          Quarter         Quarter             Total


Revenues                                                $   477          $   287          $   548          $ 4,079          $ 5,391

Costs and expenses                                        2,316            2,679            3,437            1,884           10,316
                                                        -------          -------          -------          -------          -------
Loss before income
taxes, equity in earnings
(loss) of related parties                                (1,839)          (2,392)          (2,889)          (2,195)          (4,925)

Equity in earnings (loss)
of Wickes Inc.                                           (1,325)           1,178             1,840              554            2,247
                                                        -------          -------          -------          -------          --------
Net earnings(loss)                                    $(3,164)         $(1,214)         $(1,049)         $ 2,749          $(2,678)
                                                        =======          =======          =======          =======          ========
Basic and diluted earnings(loss)
per common share                                        $ (0.61)         $  0.23)         $ (0.20)         $  0.57          $  0.52)

Weighted average number
of common shares used
in computing earnings(loss)
per share                                             5,213,186         5,213,186         5,213,186       4,829,123        5,128,131



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Riverside Group, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Riverside Group, Inc. and subsidiaries as of December 31, 2000 and for the year then ended, and have issued our report thereon dated March 23, 2001; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedules of Riverside Group, Inc., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

s/DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
March 23, 2001

                  INDEPENDENT CERTIFIED PUBLIC AUDITORS' REPORT



The Board of Directors and Shareholders of
Riverside Group, Inc.
Jacksonville, Florida


Our report on the consolidated financial statements of Riverside Group, Inc. and subsidiaries as of and for the two years in the period ended December 31, 1999 is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 26 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers, LLP

Jacksonville, Florida
April 14, 2000



                                                                Schedule I
                                                   Riverside Group, Inc. (Parent Only)
                                               Condensed Financial Information of Registrant
                                                               Balance Sheets
                                                               (in thousands)


                                                                                         December 31,
                                                                                     2000                1999
                                                                                     ----                ----
         ASSETS

Cash and cash equivalents                                                      $      132          $      228
Investment in real estate                                                           6,682               8,911
Investment in Greenleaf                                                             2,323               1,253
Investment in Wickes                                                               15,779              15,981
Investment in Buildscape                                                             (947)               (947)
Investment in subsidiaries                                                            203                 (13)
Other investments                                                                      60                  --
Other assets                                                                          567                 280
                                                                               ----------          ----------
     Total assets                                                              $   24,799          $   25,693
                                                                               ==========          ==========


         LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable accrued expense and other
 liabilities                                                                   $    1,947          $    1,815
Long-term debt                                                                     23,336              23,614
                                                                               ----------          ----------
     Total liabilities                                                             25,283              25,429
                                                                               ==========          ==========

Common stockholders' equity (deficit):
Common stock, $.10 par value; 20,000,000
  shares authorized, 4,767,123 issued and
  outstanding in 2000 and 1999                                                        477                 477
Additional paid-in capital                                                         16,492              16,468
Accumulated other comprehensive income                                              2,325               1,253
Retained earnings                                                                 (19,778)            (17,934)
                                                                               ----------          ----------
     Total stockholders' equity (deficit)                                            (484)                264
          Total liabilities and stockholders'                                  ----------          ----------
           equity (deficit)                                                    $   24,799          $   25,693
                                                                               ==========          ==========







                                                                        Schedule I
                                                         Riverside Group, Inc. (Parent Only)
                                                       Condensed Financial Information of Registrant
                                                             Condensed Statements of Operations
                                                                        (in thousands)


                                                                                        Years Ended December 31,
                                                                                2000              1999             1998

Net investment income                                                     $    1,710          $     (375)         $     (581)
Other income                                                                      21                  41                 546
Equity in net losses of subsidiaries,
   net of income taxes                                                          (428)             (1,569)             (6,648)
Equity in investment in Wickes                                                   455               2,095                 172
                                                                          ----------          ----------          ----------
     Total revenues                                                            1,758                 192              (6,511)


Other operating costs & expenses                                                 736                 405               1,028
Interest expense                                                               2,866               2,465               2,691
                                                                          ----------           ---------          ----------
     Total expenses                                                            3,602               2,870               3,719

                                                                          ----------           ---------          -----------
    Loss before income tax benefit                                            (1,844)             (2,678)            (10,230)

Income tax expense                                                                --                  --               2,334
                                                                          ----------          ----------          ----------
   Net loss                                                               $   (1,844)         $   (2,678)         $  (12,564)
                                                                          ==========          ==========          ==========

Loss per share of common stock                                            $    (0.39)         $    (0.52)         $   (2.41)
                                                                          ==========          ==========          ==========
Weighted average number of common shares
  used in computing loss per share                                         4,767,123           5,128,131           5,213,186
                                                                          ==========          ==========          ==========




                                   Schedule I
                       Riverside Group, Inc. (Parent Only)
                  Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                                  (in thousands)


                                                                                                    Years Ended December 31,
                                                                                             2000             1999             1998
                                                                                             ----             ----             ----

Operating Activities:
     Net loss ...................................................................        $ (1,844)        $ (2,678)        $(12,564)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Net realized investment gains (losses) ................................          (1,678)             258             (144)
          Change in other assets and liabilities ................................            (187)            (650)           3,076
          Equity in earnings of Wickes ..........................................            (455)          (2,095)            (172)
          Equity in loss of subsidiaries,
           net of cash received .................................................             (57)           2,391            3,377
          Amortization of bond discount .........................................              --              173              201
          Depreciation and amortization .........................................              53               67              198
                                                                                         --------         --------         --------
      Net cash used in operating activities .....................................          (4,168)          (3,584)          (6,028)

Investing Activities:
  Purchase of investments:
     Real estate investments ....................................................              --               (9)            (423)
     Other investments ..........................................................             (66)              --               --
  Sale of investments:
     Real estate investments ....................................................           2,381               76            6,405
     Securities of Greenleaf ....................................................           1,508               --
     Securities of Wickes .......................................................             503            1,186            2,669
                                                                                         --------         --------         --------
       Net cash provided by investing activities ...............................           4,326            1,253            8,651

Financing Activities:
  Repayment of debt .............................................................            (500)            (445)          (5,353)
  Increase in borrowings ........................................................             222            2,637               80
  Net proceeds from repayment of ESOP Notes .....................................              24               --               --
                                                                                         --------         --------         --------
       Net cash provided by (used in) financing activities ......................            (254)           2,192           (5,273)

                                                                                         --------         --------         --------
     Net decrease in cash and cash equivalents ..................................             (96)            (139)          (2,650)

     Cash and cash equivalents at beginning of year .............................             228              367            3,017
                                                                                         --------         --------         --------
     Cash and cash equivalents at end of year ...................................        $    132         $    228         $    367
                                                                                         ========         ========         ========







                                                 RIVERSIDE GROUP, INC. AND SUBSIDIARIES


                                               Schedule II - Valuation and Qualifying
                                        Accounts for the Years Ended December 31, 2000, 1999, and 1998
                                                          (dollars in thousands)




Col.A                                      Col.B                   Col.C                Col.D              Col.E
                                                                  Additions
                                        Balance at                Charged to                             Balance at
                                        Beginning of              Costs and              Deduct-            End of
                                         Period                   Expenses             ions (2)            Period



2000:
Allowance for
doubtful
accounts                                $      3                 $   109             $   12              $ 100

1999:
Allowance for
doubtful
accounts                                $    337                 $    23             $   357             $   3


1998:
Allowance for
doubtful
accounts                                $   4,206                $    97             $ 3,966             $ 337







(1)      Net of reserved and collected amounts.
(2)      Reserved accounts written off.

                                                                Exhibit 4.1.(i)


- --------------------------------------------------------------------------------



                               FORBEARANCE AGREEMENT


- --------------------------------------------------------------------------------








                               March __, 2001


TABLE OF CONTENTS




1.  Acknowledgment of Default.....................................................................................1

2.  Forbearance...................................................................................................2
         2.1 Reaffirmation of Existing Debt.......................................................................2
         2.2  Agreement to Forbear................................................................................2

3.  Ratification..................................................................................................2

4.  Waiver of Trial by Jury.......................................................................................2

5.  Attorney's Fees...............................................................................................2

6.  Waiver of Automatic Stay......................................................................................3

7.  Confidentiality...............................................................................................3

8.  Successors and Assigns........................................................................................3

9.  Governing Law.................................................................................................3

10.  Entire Agreement.............................................................................................3




                                               FORBEARANCE AGREEMENT

         THIS FORBEARANCE AGREEMENT (this Agreement) is made and shall be effective as of the ____ day of March, 2001, by and between: (i) IMAGINE INVESTMENTS, INC., a Delaware corporation, with its principal office and place of business at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206 ("Imagine"), and (ii) RIVERSIDE GROUP, INC., a Florida corporation, with its principal office and place of business at 7800 Belfort Parkway, Suite 100, Jacksonville, Florida 32256 ("Borrower").

         RECITALS:

         A. On or about April 1, 1999, Borrower borrowed the aggregate sum of Ten Million Dollars ($10,000,000.00) from several different entities (collectively, the "Original Note Holders" or individually, the "Original Note Holder"), pursuant to a Credit Agreement dated as of April 1, 1999 (the "Credit Agreement") and a promissory note made by Borrower in favor of each Original Note Holder (collectively, the "Original Notes" and individually, the "Original Note").

         B. On or prior to the date of this Agreement, Imagine purchased or otherwise acquired from certain Original Note Holders all of their respective rights, titles and interests in certain Original Notes (collectively, the "Notes" ; individually, the "Note"), the Credit Agreement, all other loan documents and security documents related thereto (collectively, the "Loan Documents") and the collateral securing the Notes. The term "Note" and "Notes" shall also include other Original Notes which Imagine acquires, if any, between the date of this Agreement and April 15, 2001.

     C. As of the date of this Agreement, Borrower is in default under the Notes for failing to pay the Original Notes.

         D. Borrower has requested that Imagine forbear enforcement of its rights and remedies under the Loan Documents with respect to the Notes that Imagine owns, in exchange for the agreements and covenants of Borrower, as set forth herein.

         AGREEMENT:

         NOW, THEREFORE, in consideration of the promises and mutual covenants contained herein and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged by all of the parties hereto, the parties agree as follows:

1. ACKNOWLEDGEMENT OF DEFAULT. Borrower hereby acknowledges and agrees that it has failed to pay the Notes when due, and such failure by Borrower constitutes a default under the Notes and the other Loan Documents and that all of the Notes are due and payable in full.

2.  FORBEARANCE.

         2.1 REAFFIRMATION OF EXISTING DEBT. Borrower acknowledges and confirms that: (a) the outstanding unpaid principal balance of each Note as of the date hereof is equal to the amount listed beside the Original Note Holder's name on Exhibit A attached hereto and incorporated herein by reference, (b) the Borrower's obligation to repay the outstanding principal amount of each Note is unconditional and not subject to any offsets, defenses or counterclaims, and (c) by entering into this Agreement, Imagine does not waive or release any term or condition of the Notes or the other Loan Documents or any of its rights or remedies under such Loan Documents or applicable law, except as set forth herein.

         2.2 AGREEMENT TO FORBEAR. Imagine agrees that notwithstanding the existence of the default by the Borrower under the Notes as described in Section 1 above, it shall, until April 15, 2001, forbear from exercising its rights and remedies under the Notes, any of the other Loan Documents and applicable law and from demanding immediate repayment of the Notes. Except as set forth in this provision, nothing herein shall be deemed to constitute a waiver of any rights or remedies Imagine may have under the Notes or any of the other Loan Documents or under applicable law. Provided, however, this Agreement does not constitute any agreement to forbear with respect to any of the Original Notes other than those owned by Imagine as of the date of this Agreement and those acquired by Imagine between the date of this Agreement and April 15, 2001.

3. RATIFICATION. Borrower acknowledges and agrees that except as modified pursuant to this Agreement, the Notes and the other Loan Documents are valid and enforceable and remain in full force and effect. This Agreement in no way constitutes a novation or a release of any security interest or the collateral pledged to the Original Note Holders (or the agent for their benefit) pursuant to the Loan Documents. Borrower waives further notice of demand for payment under the Notes, and acknowledges that any notices to which it may have been entitled have been properly given.

4. WAIVER OF TRIAL BY JURY. In order to avoid delay and minimize expense, Borrower and Imagine each hereby knowingly, voluntarily and intentionally waive any right to trial by jury in respect to any claim, demand, action or cause of action arising out of, under or in connection with this Agreement or any document related to the Notes or any modification thereto, or the debt or course of conduct related thereto, whether now existing or hereafter arising and whether sounding in contract or tort or otherwise; and each party hereby agrees and consents that any such claim, demand, action or cause of action shall be decided by a court trial without a jury, and that a copy of this Agreement or of this provision of this Agreement may be filed with any court as evidence of the consent of the parties hereto to the waiver of their right to trial by jury.

5. ATTORNEY'S FEES. Whenever an attorney is used to collect or enforce this Agreement or to enforce, defend, declare, or adjudicate any of Imagine's right or interest hereunder, or with respect to any collateral or in relation to the Notes, whether by suit, negotiation, or otherwise, and regardless of the forum, such attorneys' fees shall be payable by Borrower to the fullest extent permitted by law.

6. WAIVER OF AUTOMATIC STAY. Borrower hereby waives the protection of the automatic stay in the event of a subsequent bankruptcy proceeding, and agree that if it files a bankruptcy proceeding subsequent to the date hereof, any plan of reorganization Borrower proposes will provide that Imagine be given at least the same terms as those contained in this Agreement.

7. CONFIDENTIALITY. Other than to Imagine, Borrower's professional advisors, affiliates or as required by law, Borrower agrees that at no time hereafter will it divulge, furnish or make accessible to anyone any of the matters contained in this Agreement.

8. SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

9. GOVERNING LAW. This Agreement and all rights and obligations hereunder including matters of construction, validity and performance, shall be governed by the laws of the State of Florida.

10. ENTIRE AGREEMENT. This Agreement contains the entire agreement of the parties pertaining to the subject matter hereof, and supersedes all prior written and oral agreements pertaining hereto.

         IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first written above.



IMAGINE INVESTMENTS, INC.


By: _______________________________

Title: ______________________________

                                                    ("Imagine")

RIVERSIDE GROUP, INC.

By:  _______________________________

Title:  ______________________________

                                                   ("Borrower")













                                                              EXHIBIT A

                                                     NOTES AND AMOUNT OF NOTES

          HOLDER                                         FACE AMOUNT              2/15/01            2/15/01             2/15/01
                                                                               Principal             Interest             Total

Cecil Altmann ..............................          $1,000,000.00          $950,000.00          $109,700.10          $1,059,700.10

Lovco, Inc. ................................             100,000.00            95,000.00            10,970.00             105,970.00


Creek Farms, Corp ..........................             150,000.00           142,500.00            16,455.01             158,955.01


East Adams .................................             250,000.00           237,500.00            27,425.02             264,925.02

Ken Kirchner ...............................           1,000,000.00           950,000.00           109,700.10           1,059,700.10

Fred Schultz ...............................           1,000,000.00           950,000.00           109,700.10           1,059,700.10

Southern Farm Bureau
    Casualty Insur. Co. ....................           1,000,000.00           950,000.00           109,700.10           1,059,700.10

American Centennial
    Insurance Co. ..........................           1,000,000.00           950,000.00           109,700.10           1,059,700.10

Fujita Investment Co. ......................           1,000,000.00           950,000.00           109,700.10           1,059,700.10

Midland Advisors(NA Insur) .................           1,000,000.00           950,000.00           109,700.10           1,059,700.10




                                                                   Exhibit 21.01

                                        List of Subsidiaries of Registrant





                                                                       State of
                                    Name                           Incorporation

Cybermax, Inc.                                                          Florida

                                                                  Exhibit 23.01





INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-16244 of Riverside Group, Inc. and subsidiaries on Form S-8 of our report dated March 23, 2001, appearing in this Annual Report on Form 10-K of Riverside Group, Inc. for the year ended December 31, 2000. We also consent to the incorporation by reference of our report dated March 23, 2001 relating to the financial statement schedules, which appear in this Form 10-K.

s/DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
March 23, 2001

                                                                  Exhibit 23.02



                             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors of
Riverside Group, Inc.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-16244) of Riverside Group, Inc. of our report dated April 14, 2000 relating to the consolidated financial statements and financial statement schedules, as of December 31, 1999 and for each of the two years in the period then ended, which appear in this Form 10-K.



PricewaterhouseCoopers, LLP


Jacksonville, Florida
March 30, 2001