Form 10-Q
period 2001-03-31
RIVERSIDE GROUP INC/FL
filed 2001-05-15
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For Quarter Ended     March 31, 2001                              Number 0-9209
                  --------------------                            -------------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 Florida
--------------------------------------------
                                                              59-1144172
                                                              ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


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
                                                          Yes   X       No
                                                              -----        ---

On May 8, 2001, there were 4,767,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX


                                                                         Page
PART I.        FINANCIAL INFORMATION                                    Number
                                                                        ------

        Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   March 31, 2001 (Unaudited)
                   and December 31, 2000                                   3

                   Condensed Consolidated Statements of Operations
                   Three months ended March 31, 2001
                   and 2000 (Unaudited)                                    4

                   Condensed Consolidated Statements of Cash Flows
                   Three months ended March 31, 2001
                   and 2000 (Unaudited)                                    5

                   Notes to Condensed Consolidated
                   Financial Statements (Unaudited)                        6


        Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                             12

        Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                            16

PART II.          OTHER INFORMATION

        Item 1.   Legal Proceeeding                                       18

        Item 3.   Default on Senior Securities                            18

        Item 6.   Exhibits and Reports on Form 8-K                        18

                     Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)


                                                                            March 31,            December 31,
                                                                              2001                  2000
                                                                         ----------------      ----------------

                           ASSETS
Current assets:
  Cash and cash equivalents                                           $              246    $              246
  Accounts receivable, less allowance for doubtful accounts of
     $18 at 2001 and $100 at 2000                                                    327                   234
  Investment in Greenleaf                                                            923                 2,323
  Other investments                                                                   15                    60
  Notes receivable                                                                    16                    16
  Prepaid expenses                                                                   328                   438
                                                                         ----------------      ----------------
          Total current assets                                                     1,855                 3,317

Investment in Wickes                                                              13,228                15,779
Investment in Buildscape                                                           (947)                 (947)
Real estate held for sale                                                          5,573                 6,682
Property and equipment, net                                                          162                   185
Other assets (net of accumulated amortization of $6 at 2001
   and $12 at 2000)                                                                   73                    85
                                                                         ----------------      ----------------
          Total assets                                                $           19,944    $           25,101
                                                                         ================      ================

                        LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
  Current portion of long-term debt                                   $           18,618    $           23,068
  Accounts payable                                                                   461                   470
  Accrued liabilities                                                              2,028                 1,684
  Current income tax liability                                                        51                    --
                                                                         ----------------      ----------------
          Total current liabilities                                               21,158                25,222

Long-term debt                                                                       268                   268
Other liabilities                                                                     95                    95
                                                                         ----------------      ----------------
          Total liabilities                                                       21,521                25,585

Commitments and contingencies (Note 5)

Stockholders' equity(deficit):
  Common stock, $.10 par value; 20,000,000 shares authorized;
     4,767,123 issued and outstanding in 2001 and 2000                               477                   477
    Additional paid in capital                                                    16,492                16,492
    Accumulated other comprehensive income                                           880                 2,325
    Retained earnings (deficit)                                                 (19,426)              (19,778)
                                                                         ----------------      ----------------
    Total stockholders' equity (deficit)                                         (1,577)                 (484)

                                                                         ----------------      ----------------
     Total liabilities and stockholders' equity (deficit)             $           19,944    $           25,101
                                                                         ================      ================



          See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (unaudited)
                     (in thousands, except per share amounts)





                                                                                   Three Months Ended March 31,
                                                                              ------------------------------------

                                                                                  2001                   2000
                                                                              -------------          -------------

Revenues:
    Sales and service revenues                                             $           508        $           404
    Other investment losses                                                           (14)                   (18)
    Gains on real estate                                                             3,487                     --
    Gains on Greenleaf shares                                                           64                    528
    Gains (losses) on Wickes shares                                                   (64)                     48
    Other operating income                                                              38                      3
                                                                              -------------          -------------
                                                                                     4,019                    965
                                                                              -------------          -------------


Costs and expenses:
    Cost of sales                                                                      190                    124
    Provision for doubtful accounts                                                     11                      2
    Depreciation, goodwill and trademark amortization                                   30                     62
    Selling, general and administrative expenses                                       469                    480
    Interest expense                                                                   626                    611
                                                                              -------------          -------------
                                                                                     1,326                  1,279
                                                                              -------------          -------------

Earnings (losses) before income taxes and equity in earnings of
  related parties:                                                                   2,693                  (314)

    Equity in losses of Wickes                                                      (2,290)                (1,297)

    Current income tax expense                                                          51                    --

                                                                              -------------          -------------
     Net earnings (losses)                                                 $           352        $       (1,611)
                                                                              =============          =============

    Basic and diluted earnings (losses) per share:
      Earnings (losses) per share                                          $          0.07        $        (0.34)

    Weighted average number of shares
       used in computing basic earnings per share                                4,767,123              4,767,123

    Weighted average number of shares
       used in computing diluted earnings per share                              4,817,125              4,767,123



      See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                                                For the Three Months Ending March 31,
                                                                             -----------------------------------------

                                                                                  2001                      2000
                                                                             ---------------           ---------------

Operating Activities
    Net earnings (losses)                                                 $             352         $         (1,611)
    Adjustments to reconcile net earnings (losses) to net cash used in operating activities:
       Depreciation expense                                                              30                        51
       Amortization expense                                                              --                        11
       Provision for doubtful accounts                                                 (11)                         2
       Gains on real estate                                                         (3,487)                        --
       Gains of Greenleaf shares                                                       (64)                     (528)
       (Gains) losses on Wickes shares                                                   64                      (48)
       Equity in losses of Wickes                                                     2,290                     1,297
       Change in other assets and liabilities:
          Increase in accounts receivable                                              (82)                     (260)
          Decrease(increase) in other assets                                            122                      (39)
          Increase in accounts payable and accrued liabilities                          335                       693
          Increase in current tax liabilities                                            51                        --
                                                                             ---------------           ---------------
      Net Cash Used in Operating Activities                                           (400)                     (432)
                                                                             ---------------           ---------------

Investing Activities
       Sale of property, plant and equipment                                            (6)                       (8)
       Sale of investments:
         Sale of real estate held for sale                                            4,595                        --
         Sale of Greenleaf shares                                                        64                       528
         Sale of Wickes shares                                                          197                       301
                                                                             ---------------           ---------------
       Net Cash Provided by Investing Activities                                      4,850                       821
                                                                             ---------------           ---------------

Financing Activities
          Repayment of debt                                                         (4,450)                      (13)
          Increase in borrowings                                                         --                        --
                                                                             ---------------           ---------------
       Net Cash Used In Financing Activities                                        (4,450)                      (13)
                                                                             ---------------           ---------------

          Net  Increase in Cash and Cash Equivalents                                     --                       376

          Cash and cash equivalents at beginning of period                              246                       277

                                                                             ---------------           ---------------
          Cash and cash equivalents at end of period                      $             246         $             653
                                                                             ===============           ===============


     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Financial Statement Presentation

     The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company" or Riverside").

     The condensed consolidated balance sheets as of March 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001, and for all periods presented, have been made. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any interim period.

     The Company accounts for its investment in Greenleaf Technologies Corporation ("Greenleaf") common stock as available for sale. These available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings, but reported within stockholders' equity in accumulated other comprehensive income (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results. The fair value of these securities are based upon the last reported price on the exchange on which they are traded.

 Certain   information  and  footnote   disclosures   normally  included  in
consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the related Auditor's report, and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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


        Comprehensive Income

     Changes in the components of other comprehensive income and in accumulated other comprehensive income for the first three months of 2001 are as follows:


                                                               Unrealized             Total
                                                                Gains on          Comprehensive
                                                               Securities             Loss
                                                            -----------------   -------------------
Balance at December 31, 2000                            $              2,325     $           (772)

Change during the first three months of 2001                          (1,445)              (1,093)
                                                            -----------------   -------------------
Balance at March 31, 2001                               $                880     $         (1,865)
                                                            =================   ===================


         Earnings Per Share





     Basic and diluted earnings per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (4,817,123 in 2001 and 4,767,123 shares in 2000). During the first three months of 2001, the Company's outstanding options are included in the calculation of the earnings per share. During the first three months of 2000, since the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.


2.       INVESTMENT IN WICKES, INC.  ("Wickes")

     As of March 31, 2001, Riverside beneficially owned 2,866,243 shares of Wickes' common stock, which constituted 35% of Wickes' outstanding voting and non-voting common stock.

Summary financial information of Wickes follows (in thousands):

                                                                (unaudited)
                                                               March 31, 2001           Dec. 30, 2000
                                                            ---------------------    -------------------
Balance Sheet Data:
    Current assets                                      $                229,060  $             205,110
    Total assets                                                         327,072                300,936
    Current liabilities                                                   84,454                 63,209
    Long-term debt                                                       211,541                200,403
    Other long-term liabilities                                            3,380                  3,428
    Common stockholders' equity                         $                 27,697  $              33,896



                                                                         Three Months Ended
                                                             --------------------------------------------
                                                                March 31, 2001          March 25, 2000
                                                                 (unaudited)             (unaudited)

                                                             --------------------------------------------
Income Statement Data:
   Net sales                                            $               184,826    $             216,446
   Cost of sales                                                        142,895                  170,460
      Gross profit                                                       41,931                   45,986
    Selling, general & administrative                                    44,630                   43,947
    Other expenses                                                        7,547                    7,594
    Other income                                                           (390)                 (6,478)
    Loss before income tax                                               (9,856)                 (4,908)
     Net loss                                           $                (6,210)   $             (3,199)


3.       INVESTMENT IN BUILDSCAPE, INC. ("Buildscape")

     As of March 31, 2001, the Company owned (before Buildscape's employee stock options) 40.11% of Buildscape on a fully converted basis. As of March 31, 2001, Buildscape owned 87.5% membership interest in Buildscape, LLC.

Summary financial information of Buildscape follows (in thousands):

                                                    (unaudited)
                                                   March 31, 2001          Dec. 31, 2000
                                                 -------------------     ------------------
Balance Sheet Data:
    Current assets                            $                 523    $               818
    Total assets                                              4,320                  4,675
    Current liabilities                                       4,139                  2,711
    Common stockholders' equity               $                (247)   $              (290)



                                                          Three Months Ended March 31,
                                                  -----------------------------------------
                                                          2001                  2000
                                                       (unaudited)           (unaudited)
                                                  -----------------        ----------------
Income Statement Data:
   Net sales                                  $                 343    $               127
   Cost of sales                                                316                    105
                                                  ------------------       ----------------
      Gross profit                                               27                     22
    Selling, general & administrative                         6,816                  2,018
    Other income                                                 (7)                   (18)
                                                  ------------------        ----------------
        Net loss                              $              (6,782)   $            (1,978)
                                                  ==================       =================




4.      INVESTMENT IN GREENLEAF

In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" 10,250,000 and 5,665,508 shares of the Company's common stock in Greenleaf are classified as available for sale at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, the cost basis is $0 and the estimated fair market value is $923,000, resulting in gross unrealized gains of $923,000. At December 31, 2000, the cost basis is $0 and the estimated fair market value is $2,323,000, resulting in gross unrealized gains of $2,323,000. At December 31, 2000, sales of Greenleaf shares were restricted under the provisions of Securities and Exchange Commission ("SEC") Rule 144. The Company has received legal opinion that the shares of Greenleaf may now be sold under SEC Rule 144K. Accordingly at March 31, 2001, the total number of Greenleaf shares owned by the Company have been clasified as available for sale and marked to market. No taxes have been provided as the Company has available net operating loss carryforwards and strategies, which would result in no tax liability upon the sale of these securities. The remaining 4,834,492 Greenleaf shares at December 31, 2000, are restricted under the provisions of SEC Rule 144 and were not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115. Accordingly, these restricted shares were not reported at fair value at December 31, 2000, but rather are recorded at their cost basis of zero.

     At December 31, 2000, the calculated market value of the Company's shares (including the shares held in escrow) in Greenleaf was approximately $4.3 million based on Greenleaf's stock price of $.41 per share on the Over-the-Counter Pink Sheets.

     At March 31, 2001, the Company's investment in Greenleaf consisted of 8,860,000 common shares, 1,390,000 escrow shares and a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. As of March 31, 2001, the Company has transferred 84,151 of these options to employees.


5.       COMMITMENTS AND CONTINGENCIES

     The Company is not aware of any legal proceedings that will have a material adverse effect on the Company. For further information regarding conditions involving the 11% Secured Notes, see Note 8. "Subsequent Events".

     In connection with the sale of Dependable Insurance Company, Inc. ("Dependable") in 1995, a former property and casualty company of the Parent, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. The terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. In 1995, in connection with the sale of Dependable, the Company established a reserve for $300,000 for future losses. Since the Company has not experienced losses on this business, the Company released $75,000 and $150,000 of the reserve in 1999 and 1998, respectively. The Company's reserve at March 31, 2001 is $75,000, which the Company believes is sufficient for any future losses. Although future loss development may occur over a number of years, the Company believes, based on all information presently available, that indemnities for any losses that may occur will not have a material adverse effect on the Company's financial position or results of operations.

     In connection with the sale of its mortgage lending operation in 1997, the Company agreed to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 62,500 shares of its Wickes' common stock pledged as collateral for this indemnification obligation. As the construction loan portfolio decreases, the shares held as collateral will be released. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operation.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended March 31, 2000, the Company incurred net losses of $1,611,000, and as of March 31, 2001 and December 31, 2000, the Company's current liabilities exceeded its current assets. In addition, at March 31, 2001, the Company's total liabilities exceeded its total assets by $1,960,000. These factors among others may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 6, the Company is in default with respect to the majority of its outstanding long-term debt agreements and the balance has been classified as a current liability. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

     The Company is primarily a holding company, which derives its financial resources through asset sales. At March 31, 2001, such assets consist of 102 acres of land located within Smyrna, Georgia, 2,866,243 shares of Wickes common stock and 8,860,000 shares of Greenleaf common stock, all of which are pledged as collateral on the Company's debt agreements. The Company's debt agreements require the proceeds from the sale of these assets be used to pay principal and interest on the related indebtedness. Accordingly, unless the note holders release these assets, the sale of such assets will not generate resources to be used to pay other current obligations or to pay operating expenses until the debt has been repaid in full. At March 31, 2001, 29,420 shares of Wickes common stock are available to be sold to generate cash to reduce payables and pay current operating expenses.

     The Company is vigorously pursuing the sale of its Georgia property which management believes may be sufficient to payoff the mortgage debt and reduce the balance of the 11% Secured Notes. The Company is also negotiating with its note holders to restructure the various debt agreements to establish satisfactory repayment terms and to release a portion of the Greenleaf shares held as collateral under the notes, allowing sales proceeds to be used to pay operating costs. The Company believes that corporate assets have adequate value to cover liabilities and management is evaluating all options on liquidating assets and investments to meet the debt requirements. If the Company is unsuccessful in these efforts, it may file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and operate its businesses as debtors in possession under the supervision of the Bankruptcy Court.




6.       LONG TERM AND MORTGAGE DEBT

     Consolidated long-term obligations debt is comprised of the following as of March 31, 2001 (in thousands):


Collateralized notes                                       $         9,500
Wickes promissory note                                                 469
Imagine loan                                                         2,022
Mortgage debt                                                        6,895
                                                               ------------
Long-term debt                                                      18,886
 Less current maturities                                           (18,618)
                                                               ------------
Total long-term debt less current maturities               $           268
                                                               ============

Collateralized Notes ("the 11% Secured Notes)

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

     In March 2001, Imagine purchased a majority of the Company's 11% Secured Notes from the holders of these 11% Secured Notes. As a result of this action, the agent for the noteholders has cancelled the foreclosure sales mentioned above. Imagine, which owns 75% of the 11% Secured Notes, has agreed to forebear on the notes until April 15, 2001 to allow for negotiations with the Company to restructure the debt. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek reorganization under applicable federal bankruptcy laws. For further information on the 11% Secured Notes, see Note 8. "Subsequent Events".

Wickes Promissory Note

     During 1998, 1999 and 2000, the Company was delinquent on the payment of principal and interest on its promissory note to Wickes. In September 1999, the Company paid this note current. In March 2000, the Company and Wickes renegotiated the terms of the note, deferring all principal payments due until April 1, 2001, including the delinquent principal payments for November 1999 and February 2000. The interest rate was increased to prime lending rate plus four percentage points. The payment due on April 1, 2001 is pending settlement of amounts owed between the Company and Wickes.

Imagine Loan

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


Mortgage Debt

     The failure to pay the 11% Secured Notes when due also constitutes a default under Riverside's $7 million mortgage loan obligations to American Founders. The mortgage lender has notified the Company that it has the right, but not the obligation, to defer exercising all or any of its rights under default, pending the outcome of negotiations between the Company and the agent for the 11% Secured Noteholders.


7.       INCOME TAXES

     The Company's effective tax rate was 2% for the three months ended March 31, 2001 and 0 % for the three months ended March 31, 2000.

     The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be realized in the near future.



8.       SUBSEQUENT EVENTS ("Unaudited")

     On April 12, 2001, Buildscape, LLC executed a Secured Promissory Note ("Promissory Note"), under which Dow may make advances in the aggregate principal amount of $5,000,000 to Buildscape, LLC. Riverside executed a Guaranty in respect of this Promissory Note . If payments of principal and interest under the Promissory Note become delinquent, Riverside will guarantee the loan by transferring to Dow shares of its Buildscape common stock up to 390,000 shares.

     Imagine, which owns 75% of the 11% Secured Notes, agreed to forbear from exercising its remedies under the notes until April 15, 2001 to allow for negotiations with the Company to restructure the debt. On April 15, 2001, Imagine agreed to extend the forbearance agreement until May 15, 2001. On May 15, 2001, Imagine agreed to extend the forbearance agreement until June 15, 2001. On May 10, 2001, the Company received notice from the holders of the other 25% of the 11% Secured Notes, demanding payment. The Company is in negotiations to pay or restructure this debt. However, there can be no assurance that the Company will be able to successfully negotiate a restructuring of this debt and the failure to do so would have a material adverse effect on the Company's financial position.

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------
     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The following discussion of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's ability to successfully restructure its 11% Secured Notes and other debt in a timely and reasonable matter, (ii) the success of and level of cash flow generated by Cybermax, (iii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iv) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities, and the success of Cybermax and Buildscape, (v) the ability of the Company to raise funds through sales of Wickes common stock and Greenleaf securities and (vi) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia. In addition to the factors described above, the Company's ability to sell Wickes common stock or Greenleaf securities would depend upon, among other things, the trading prices for these securities and, in light of the relatively low trading volume for these securities, the possible difficulty the Company may have finding a buyer or buyers for these securities in a private transaction or otherwise.





                                Lines of Business

     The following table sets forth certain financial data for the three months ended March 31, 2001 and 2000, respectively, for the following segments:
Buildscape, Cybermax, Wickes and the Parent Group. The "Parent Group" includes real estate, parent company operations and all eliminating entries for inter-company transactions. The Company accounted for its investment in Wickes and Buildscape under the equity method for the first quarter of 2001 and 2000, respectively.

                                                               Three Months Ended
                                                    -------------------------------------------
                                                      March 31, 2001          March 31, 2000
                                                   -------------------     -------------------
 Sales:
   Cybermax                                    $                  508   $                 404
   Parent Group                                                   --                      --
                                                   -------------------     -------------------
         Total                                 $                  508   $                 404
                                                   ===================     ===================
  Cost of sales:
   Cybermax                                    $                  190   $                 124
   Parent Group                                                   --                      --
                                                   -------------------     -------------------
         Total                                 $                  190   $                 124
                                                   ===================     ===================

Other operating income:
  Cybermax                                     $                   --   $                   3
  Parent Group                                                     38                      --
                                                   -------------------     -------------------
            Total                              $                   38   $                   3
                                                   ===================     ===================



                                                                Three Months Ended
                                                   -------------------------------------------
                                                      March 31, 2001          March 31, 2000
                                                   -------------------     -------------------

Investment income and realized
gains/(losses):
  Buildscape                                   $                   --   $                  --
  Cybermax                                                         --                      --
  Wickes (1)                                                      (64)                     48
  Parent Group                                                  3,537                     510
                                                   -------------------     -------------------
            Total                              $                3,473   $                 558
                                                   ===================     ===================

Expenses:
  Cybermax                                     $                  345   $                 454
  Parent Group                                                    165                      90
                                                   -------------------     -------------------
            Total                              $                  510   $                 544
                                                   ===================     ===================

Interest expense:
  Buildscape                                   $                   --   $                  --
  Cybermax                                                         --                      --
  Wickes (2)                                                      398                     274
  Parent Group                                                    228                     337
                                                   -------------------     -------------------
            Total                              $                  626   $                 611
                                                   ===================     ===================





                                                               Three Months Ended
                                                   -------------------------------------------
                                                     March 31, 2001          March 31, 2000
                                                   -------------------     -------------------

Earnings  (losses)  before  income  taxes and
equity in related parties:
  Buildscape (3)                               $                  --   $                  --
  Wickes (3)                                                    (462)                   (226)
  Cybermax                                                       (27)                   (171)
  Parent Group                                                 3,182                      83
                                                   -------------------     -------------------
         Total                                 $               2,693   $                (314)
                                                   ===================     ===================

Identifiable assets:
  Buildscape (3)                               $                 (947) $                (947)
  Cybermax                                                        412                    555
  Wickes (3)                                                   13,228                 14,249
  Parent Group                                                  6,868                 13,665
                                                   -------------------     -------------------
            Total                              $               19,561  $              27,522
                                                   ===================     ===================


(1) Includes $398,000, and $274,000 for an interest allocation from Riverside on its 11% Secured Notes for the first three months of 2001 and 2000, respectively.

(2) Includes (losses) gains of $(64,000) and $48,000 on the sale of Wickes stock during the first three months of 2001 and 2000 respectively.

(3) The Company's balance sheet and statements of operations reflect the Company's investment in Wickes and Buildscape under the equity method.

                                    Cybermax

The following table sets forth information concerning the results of Cybermax for the three months ended March 31, 2001 and 2000, respectively: (in thousands)

                                                                              Three Months Ended March 31,
                                                                          --------------------------------------
                                                                                2001               2000
                                                                          ----------------     -----------------
             Sales                                                   $                508     $          404
             Direct cost                                                              190                124
                                                                           ----------------     ----------------
                    Net profit                                                        318                280
             Selling, general and administrative                                      317                408
             Depreciation and amortization                                             28                 46
                                                                           ----------------     ----------------
                    Total expenses                                                    345                454
             Other operating income                                                    --                  3
                                                                           ----------------     ----------------
             Net loss                                                $                (27)    $         (171)
                                                                           ================     ================



     Revenues for the first three months of 2001 were $508,000 compared to $404,000 for the first three months of 2000. Revenues for the first three months of 2001 include $237,000 of e-Commerce solutions sales, $167,000 of e-Learning sales, $73,000 of multi-media sales and $31,000 of network services. Revenues for the first three months of 2000 include $303,000 of e-Commerce solutions sales, $52,000 of equipment sales and $49,000 of network services.

     The direct costs for the first three  months of 2001  include  $106,000 for
e-Commerce solutions sales, $62,000 for e-Learning sales, $15,000 for multi-media sales and $7,000 for network services. The direct costs for the first three months of 2000 include $54,000 for e-Commerce solution sales, $30,000 for equipment sales, $38,000 of network services and $2,000 of miscellaneous costs.

     Selling, general and administrative expenses ("SG&A") decreased by 22%. The primary reason for this decrease was a reduction of personnel in 2001.

                                   Buildscape

     The Company's investment in Buildscape at March 31, 2001 and December 31, 2000 was a deficit of $947,000. Accordingly, the Company has not recorded its equity in Buildscape's losses since October 21, 1999. In addition, the Company recorded no gains during the first quarter of 2001 and 2000, relating to Buildscape's sale of unissued common stock and membership interest in Buildscape LLC.

     See Note 5 to the Consolidated Financial Statements for summary audited financial information for Buildscape for the three months ended March 31, 2001 and 2000, respectively.


                                     Wickes

     The Company's results of operations include losses attributable to Wickes of $2,752,000 and $1,523,000 for the first three months of March 31, 2001 and 2000, respectively.

For additional information regarding Wickes' financial statements, see the Wickes Form 10Q for the first quarter of 2001 filed by Wickes on May 15, 2001 with the Securities and Exchange Commission.

                      Parent Company and Other Subsidiaries

     The following discussion relates to the operations of the Parent Group, excluding the real estate operations.

     The Parent Group's non-interest operating expenses for the first three months of 2001 increased to $165,000 compared to $90,000 during the same period in 2000. The primary reason for the increase is due to higher legal fees and travel expenses which were incurred in connection with the restructuring of the Company's 11% Secured Notes. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of its costs based on actual usage during a period. As a result, comparison between periods may not be meaningful.

     Revenues of the Parent Group (excluding sales and investment income) for the first quarter of 2001 and 2000 were $38,000 and $0, respectively.



     Interest expense (excluding an interest allocation to Wickes for the Parent Company's 11% and 13% notes of $398,000 in 2001 and $274,000 in 2000) for the quarters ending March 31, 2001 and 2000, were $228,000 and $337,000, respectively. For the first three months of 2001, interest expense consisted of $151,000 on the Company's mortgage debt, $65,000 on the Imagine loan and $12,000 on the Wickes promissory note. For the first three months of 2000, interest expense consisted of $266,000 on the Company's mortgage debt, $58,000 on the Imagine loan and $13,000 on the Wickes promissory note. The Company expects interest expense to decrease in 2001, due to a lower principal balance on the Company's mortgage debt.


                            Real Estate Held for Sale

     The Company's real estate held for sale at March 31, 2001 consists of $5,565,000 in Georgia properties, and $8,000 in other states. Investments in real estate held for sale are carried at the lower of cost or fair value. As a result, the Company's investment in real estate is carried at cost. Included in the real estate held for sale are approximately 102 acres of land located within Highlands Park in Smyrna, Georgia.

     During the first quarter of 2001, the Company sold 26.36 acres of its Highlands property for approximately $5,008,000. The Company recorded a gain of approximately $3,500,000 on the sale. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest. As of March 31, 2001, the Company's mortgage debt is approximately $6,890,000 and the Company has a prepayment of interest of approximately $270,000. During the first quarter of 2000, the Company did not have any real estate sales.

                                    Greenleaf

     During the first three months of 2001, the Company sold 250,000 shares of its Greenleaf common stock for approximately $64,000 resulting in gains of approximately $64,000. Compared to the first three months of 2000, when the Company sold 222,500 shares of its Greenleaf common stock for approximately $528,000 resulting in gains of approximately $528,000. All of the proceeds from these sales were used to pay principal and interest on the Company's 11% Secured Notes. The Company had no sales of its Greenleaf escrow shares during the first three months of 2001 and 2000.

     For additional information regarding Greenleaf financial statements, see the Greenleaf Form 10-SB filed by Greenleaf on January 19, 2001 with the Securities and Exchange Commission.

                                  Income Taxes

     The Company's effective tax rate was 2% for the three months ended March 31, 2001 and 0% for the first three months ended 2000. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits, which will be realized upon sale or subsequent increase in GAAP basis of this investment.

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

     Riverside's cash on hand will not be sufficient to support its operations and overhead through 2001. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described in Note 6, the Company is in default with respect to the majority of its outstanding long-term debt. The Company's immediate plans are to reorganize its debts that are currently due and evaluate options on liquidating assets and investments to meet the debt requirements. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek reorganization under applicable federal bankruptcy laws.





     Cash Used in Operations

     During the first three months of 2001, the Company used approximately $400,000 of cash for its operations, including $13,000 of cash used for the operations of Cybermax and $387,000 of cash used for the operations of the Parent Company.

     Cash Provided by Investing Activities

     During the first three months of 2001, sales of the Company's investments generated approximately $4,850,000 of cash. During the first quarter of 2001, the Company sold 44,800 shares of its Wickes stock for approximately $197,000. The proceeds from these sales were used to cover the operations of Cybermax and the Parent Company. The Company also sold 250,000 shares of its Greenleaf stock for approximately $64,000. The proceeds are currently being held in an escrow account pending negotiations with the 11% Secured Noteholders. In January 2001, the Company sold 26.53 acres of its Georgia property for approximately $4,595,000 after closing costs.

     Cash Used in Financing Activities

     During the first three months of 2001, the Company reduced the principal balance of its mortgage debt by approximately $4,450,000. As mentioned above, in January 2001, the Company sold 26.53 acres of its Georgia property. The entire proceeds were used to pay principal and interest on the Company's mortgage debt. As of March 31, 2001, the Company mortgage debt is approximately $6,895,000, and the Company has made a $270,000 prepayment of its interest.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (UPDATE)

     The following discussion about the Company's risk-management activities includes "forward-looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company is subject to market risk from changes in market price of equities and real estate.

     In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" 10,250,000 and 5,665,508 shares of the Company's common stock of Greenleaf are, and were, respectively, classified as available for sale at March 31, 2001 and December 31, 2000. The remaining 4,834,492 Greenleaf shares at December 31, 2000, were restricted under the provisions of Rule 144 promulgated under the Securities and Exchange Act of 1934 and were not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115. Accordingly, these restricted shares were not reported at fair value at December 31, 2000, but rather were recorded at their cost basis of zero. The unrealized gain at March 31, 2001, of $923,000 has been increased to $2,767,750 at May 10, 2001 due to an increase in the market price of the underlying equities. The increase in market demand directly impacts the Company's ability to sell securities which effect realized gains and cash flow. Historically, all proceeds from the sale of these securities have been applied to reduce debt. The increase in cash flow improves the Company's ability to repay its debt. While the Company cannot influence or control the fluctuations in market price of the equities, management observes the price and demand on these equities on a daily basis in an effort to take advantage of any upswings in the market which presents favorable conditions to sell shares.

     The Company is currently liquidating its real estate portfolio and is exposed to any adverse changes in the real estate market. The Company believes that based on current economic conditions and the values of real estate, proceeds from the sale of its real estate will allow it to pay off its mortgage debt and pay down its 11% Secured Notes. However deterioration in economic conditions and /or a decline in the value of real estate could have a significant negative impact. The table below reflects the impact that a decrease of 10% and 25% in market prices may have on the Company's realized gains on real estate sales and the cash available to pay down the 11% Secured Notes.

                                                              Current       @ 90%       @ 75%
                   (in thousands)                               Value       Value       Value
                   -------------                                -----       -----       -----
Market price less sales expenses                             $ 11,723       $10,551     $ 8,793
Realized gains                                               $  6,217       $ 5,045     $ 3,286
Cash flow net of mortgage debt                               $  4,829       $ 3,656     $ 1,898


     The Company believes that its interest rate risk is minimal as a hypothetical ten percent increase or decrease in interest rates is immaterial to the Company's cash flow and earnings. The Company has mortgage debt at a floating rate of interest calculated as the London InterBank Offered Rate ("LIBOR") plus 300 basis points, with a current outstanding balance of $6.8 million.

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

Item 6. Exhibits and Reports on Form 8-K

 4.1 (a) Guaranty Agreement dated April 12, 2001 among the registrant and Dow Chemical Company.

     (b) Forbearance Agreement dated April,2001 between the registrant and Imagine Investments, Inc.

     (c) Forbearance Agreement dated May,2001 between the registrant and Imagine Investments, Inc.

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


RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  ------------------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
  ----------------------------------
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date:  May 15, 2001

                                                                 Exhibit 4.1(a)


                           [RIVERSIDE GUARANTY AGREEMENT]


                                    GUARANTY


     THIS GUARANTY, dated as of April 12, 2001 (this "Guaranty"), by RIVERSIDE GROUP, INC., a Florida corporation (the "Guarantor"), for the benefit of THE DOW CHEMICAL COMPANY, a Delaware corporation (together with its successors and assigns, "Lender") in connection with a SECURED PROMISSORY NOTE from BUILDSCAPE, LLC., a Delaware limited liability company ("Borrower"), in favor of Lender.

                                  R E C I T A L

     A. Borrower has executed a Secured Promissory Note, dated as of April 12, 2001, in favor of Lender pursuant to which Lender may make Advances (as defined in the Note) to Borrower in the aggregate principal amount of up to $5,000,000 (said Note, together with all extensions, amendments, renewals, substitutions, consolidations or modifications thereof hereafter collectively called the "Note").

     B. Guarantor is, through its ownership of Buildscape Inc. securities or other rights to such securities, the beneficial owner of approximately 35.1% of the membership interests of Borrower and will be benefited, directly and/or indirectly, by the making of Advances to Borrower.

     C. Condition precedents to the agreement of Lender to make any Advances include the execution and delivery of this Guaranty by Guarantor.

     D. To satisfy said condition precedent and to induce Lender to make the Advances, Guarantor has entered into this Guaranty.

     NOW, THEREFORE, FOR GOOD AND VALUABLE CONSIDERATION, the receipt and sufficiency of which are hereby acknowledged, and to induce Lender to make the Advances evidenced by the Note, and to accept the Note and to consummate the transactions contemplated hereunder and thereunder, Guarantor hereby covenant and agree as follows:

     1. Guarantor hereby unconditionally and irrevocably guarantees to Lender and agrees for the benefit of Lender to be liable, as primary obligor and not merely as surety, jointly and severally with Borrower, for the due and punctual payment to Lender (whether upon acceleration or otherwise in accordance with the terms thereof) all of the aggregate unpaid principal amounts of each of the Advances, together with accrued interest thereon (collectively the "Loan"), as evidenced by the Note, but not to exceed Thirty-Five and One Tenth Percent ( 35.15%) of the aggregate amount outstanding (principal and interest) under the Loan. In addition, Guarantor hereby agrees to pay to Lender, on demand, all reasonable attorneys' fees and disbursements and court costs incurred in connection with enforcing Lender's rights against Guarantor under or in connection with this Guaranty, whether in litigation, in administrative, bankruptcy or reorganization proceedings affecting Borrower or Guarantor, in appeals therefrom, or otherwise (collectively, "Enforcement Costs"). This is a guaranty of payment and performance and not merely of collection. Guarantor's obligations hereunder shall be unconditional (and shall not be subject to any defense, setoff, deduction, counterclaim or recoupment whatsoever) irrespective of the genuineness, validity, regularity or enforceability of the Loan or any conduct of Borrower and/or Lender which might constitute a legal or equitable discharge of a surety, co-obligor, guarantor or guaranty. Guarantor shall, promptly upon the request of Secured Party and from time to time, execute acknowledgements, in form and substance reasonably satisfactory to Secured Party, stating that each Advance is covered by this Guaranty; failure to request any such acknowledgement shall not in any way prejudice the rights of Secured Party hereunder.

     2. Lender shall have the right from time to time to demand payment from Guarantor of such sums for which Guarantor may be liable hereunder, which demand shall be in writing and which payment shall be in lawful money of the United States.

     3. The obligations hereunder are independent of the obligations of Borrower or the obligations of any other person or guarantor who may be liable to Lender, in whole or in part, for the Loan, or any part thereof, and a separate action or actions may be brought and prosecuted against Guarantor whether an action is brought against Borrower alone or whether Borrower be joined in any such action or actions. Guarantor waive the benefit of any statute of limitations affecting its liability hereunder or the enforcement hereof.

     4. Notwithstanding anything contrary contained herein, Guarantor may, at its sole option, satisfy any or all of its obligations under this Guaranty by assigning and conveying over to Lender its right, title and interest to common stock of Buildscape, Inc. For each share of Buildscape, Inc. common stock so assigned and conveyed, Borrower's obligations under the Note (and thus Guarantor's obligations under this Guaranty) shall be reduced $4.50.

     5. Guarantor authorizes Lender, without notice or consent and without affecting, impairing or discharging, in whole or in part, Guarantor' liability hereunder, to, from time to time, (a) renew, modify, amend, compromise, extend, accelerate, discharge, or otherwise change the time for payment or performance of, or otherwise change the terms or provisions of, the Loan, or any part thereof, including, without limitation, increasing or decreasing the rate of interest payable with respect to or in connection with the Loan; (b) take and hold security for the payment of this Guaranty or the Loan, and exchange, subordinate, foreclose on, enforce, waive, release or otherwise deal with any such security; (c) apply such security and direct the order or manner of sale thereof as Lender in its discretion may determine; (d) exercise or refrain from exercising any of its rights or obligations under the Note, at law or in equity;
(e) apply any payments or other security, collateral or recoveries or proceeds therefrom against the portion of the Loan not guaranteed hereunder before application thereof to the portion of the Loan guaranteed hereunder; and (f) release or substitute, in whole or in part, Guarantor, any general partner, shareholder, or member of, or other owner of a beneficial ownership interest in, Borrower, any one or more of the endorsers or anyone else who may be partially or wholly liable for any part of the Loan. Guarantor hereby waive all suretyship defenses. Lender may, without notice, assign this Guaranty in whole or in part.

     6. Guarantor, to the extent permitted under law, waive any right to require Lender to (a) proceed with or exhaust remedies against Borrower; (b) proceed against or exhaust any security received from Borrower or Guarantor and held by Lender; (c) pursue any other remedy whatsoever to which Lender may be entitled;
(d) apply any such security first against any other person or guarantor who may be liable to Lender, in whole or in part, for the Loan. Guarantor agree that no failure by Lender to file, record or otherwise perfect any lien against or security interest in property collateralizing the Loan, or Guarantor'
obligations hereunder, nor any improper filing or recording, nor failure by Lender to insure or protect any such security nor any other dealing (or failure to deal) with any such security by Lender shall impair or release Guarantor from Guarantor's obligations hereunder. Without limiting the foregoing, Lender shall be entitled to exercise all of its rights and remedies hereunder against Guarantor without regard to whether or not the Loan has matured or been accelerated, or an action has been commenced against Borrower.

     7. Guarantor waives any defense arising by reason of any disability or other defense of Borrower or by reason of the cessation or modification from any cause whatsoever of the liability of Borrower. Without limiting the preceding sentence, the obligations of Guarantor shall remain in full force and effect without regard to, and shall not be affected or impaired by, the following, nor shall the following create a defense by Guarantor with respect to such obligations, or give Guarantor any recourse or right of action against Lender: any bankruptcy, insolvency, reorganization, dissolution, liquidation, moratorium or other like proceeding relating to Borrower, any shareholder, affiliate or partner of Borrower, Guarantor or other person or entity, or any action taken with respect to this Guaranty or the Note by any trustee, debtor-in-possession, receiver or court, in or pursuant to any such proceeding. Guarantor is fully aware of the financial condition, business and prospects of Borrower and assumes full responsibility for obtaining any additional information now or hereafter related thereto, without reliance on Lender to any extent. Guarantor waives any right to enforce any remedy which Lender now has or may hereafter have against Borrower, and waives any benefit of, and any right to participate in, any security now or hereafter held by Lender. Guarantor waives diligence, all presentments, demands for performance, notices or non-performance or default, protests, notices of protest, notices of dishonor, notices of acceptance of this Guaranty and of the existence, creation or incurring of new, changed, modified, increased or additional indebtedness to Lender, and all other notices of every and any kind.

     8. Any indebtedness of Borrower now or hereafter held by or owing to Guarantor is hereby subordinated to the Loan, and such indebtedness of Borrower to Guarantor, if Lender so requests, shall be collected, enforced and received by Guarantor as trustee for Lender and be paid over to Lender on account of the Loan, but without reducing or affecting in any manner the liability of Guarantor under the other provisions of this Guaranty, except to the extent Lender realizes payment on the Loan by receipt of such payment. In the event of any distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of Borrower or the proceeds thereof to the creditors of Borrower by reason of dissolution, liquidation or other winding up of Borrower or its business, or compromise or settlement with its creditors, or any sale, receivership, insolvency, reorganization or bankruptcy proceeding or assignment for the benefit of creditors, or any proceeding by or against Borrower for any relief under provisions of any bankruptcy, reorganization or insolvency laws, then, and in any such event, any payment or distribution of any kind or character which shall be payable or deliverable with respect to any and all indebtedness due to Guarantor by Borrower shall be paid or delivered directly to Lender for application on the Loan until the Loan shall have first and fully been paid and satisfied. Guarantor hereby assigns, transfers and sets over to Lender all of its rights to any and all such distributions.

     9. Guarantor hereby represents, warrants, covenants and agrees as follows (the "Representations"):

     (a) This Guaranty constitutes the legal, valid and binding obligation of Guarantor, enforceable against Guarantor in accordance with its terms; and

     (b)Neither the execution or delivery of this Guaranty, nor the performance by Guarantor of the agreements, waivers and other terms and provisions hereof, will violate or conflict with the provisions of any agreement, instrument or other restriction of any kind to which Guarantor is a party, or by which Guarantor or any of Guarantor' properties are bound, or with any statute, law, decree, regulation or order of any governmental authority, nor will it result in a default under any agreement, or cause the acceleration of any obligation or loan to which Guarantor is a party. 10. Guarantor agrees to pay, upon demand therefor, reasonable attorneys' fees and all other costs and expenses that may be incurred by Lender in the enforcement of this Guaranty and agree that all attorneys' fees and other costs and expenses incurred by Lender in pursuing or enforcing rights under this Guaranty, or with respect to the Loan or this Guaranty shall constitute indebtedness which is guaranteed hereunder.

     11. This Guaranty cannot be changed, modified or terminated orally, but only by an instrument signed by Guarantor and Lender. No delay on the part of Lender in exercising any of its options, powers or rights hereunder, or partial or single exercises thereof, shall constitute a waiver thereof. The obligations of Guarantor hereunder shall be binding upon Guarantor's successors, representatives, estates and assigns and shall inure to the benefit of Lender's successors and assigns. If any term or provision of this Guaranty, or the application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Guaranty, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Guaranty shall be valid and be enforced to the fullest extent permitted by law. THIS GUARANTY AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK (WITHOUT GIVING EFFECT TO CONFLICTS OF LAW PRINCIPLES) APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE AND ANY APPLICABLE LAW OF THE UNITED STATES OF AMERICA. TO THE FULLEST EXTENT PERMITTED BY LAW, GUARANTOR HEREBY UNCONDITIONALLY AND IRREVOCABLY WAIVES ANY CLAIM TO ASSERT THAT THE LAW OF ANY OTHER JURISDICTION GOVERNS THIS GUARANTY, AND THIS GUARANTY SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK PURSUANT TO ss. 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW.

     12. Guarantor consents and agrees that Lender shall be under no obligation to marshall any asset in favor of Guarantor, or against or in payment of any or all of the Loan. Guarantor further agree that to the extent Borrower or Guarantor make a payment or payments to Lender which payment or payments or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, debtor-in-possession, receiver or any other party under any bankruptcy act or code, state or federal law, common law or equitable cause, or any settlement of a claim to that effect (any such payment is hereafter referred to as a "Preferential Payment"), then to the extent of such Preferential Payment, the obligation or part thereof intended to be satisfied shall be revived and continued in full force and effect as if said Preferential Payment had not been made. Until such time as the Loan has been paid in full and the period of time has expired during which any payment made by Borrower or Guarantor to Lender may be determined to be a Preferential Payment, any claim or other rights which Guarantor may now have or hereafter acquire against Borrower that arise from the existence or performance of Guarantor's obligations under this Guaranty or any other agreement (all such claims and rights are referred to as "Guarantor's Conditional Rights"), including without limitation, any right of subrogation, reimbursement, exoneration, contribution, or indemnification, any right to participate in any claim or remedy of Lender against Borrower or any collateral which Lender now has or hereafter acquires, whether or not such claim, remedy or right arises in equity or under contract, statute or common law, by any payment made hereunder or otherwise, including without limitation, the right to take or receive from Borrower, directly or indirectly, in cash or other property or by setoff or in any other manner, payment or security on account of such claim or other rights, shall be subordinate to Lender's right to full payment of the Loan, and Guarantor shall not enforce Guarantor's Conditional Rights until such time as the Loan has been paid in full and the period of time has expired during which any payment made by Borrower or Guarantor to Lender may be determined to be a Preferential Payment.

     13. Any and all present and future debts and obligations of Borrower to Guarantor are hereby postponed in favor of, and subordinated to the full payment of the Loan, and as security for this Guaranty, Guarantor hereby assigns to Lender all claims of any nature which Guarantor may now or hereafter have against Borrower.

     14. This Guaranty shall remain in full force and effect without respect to future changes in conditions, including, without limitation, change of law or any invalidity or irregularity with respect to the issuance of any obligations of Borrower to Lender or with respect to the execution and delivery of any agreement between Borrower and Lender.

     15. Lender shall have the right to seek recourse against Guarantor to the full extent provided for herein and in any other document or instrument evidencing obligations of Guarantor to Lender, and against Borrower, to the full extent provided for in the Note. No election to proceed in one form of action or proceeding, or against any party, or on any obligation, shall constitute a waiver of Lender's right to proceed in any other form of action or proceeding or against other parties unless Lender has expressly waived such right in writing. Specifically, but without limiting the generality of the foregoing, no action or proceeding by Lender against Borrower under any document or instrument evidencing or securing the Loan shall serve to diminish the liability of Guarantor except to the extent Lender realized payment on the Loan by such action or proceeding.

     16. Guarantor shall promptly execute and deliver to Lender or its designee written reaffirmation of Guarantor's obligations hereunder if so requested by Lender from time to time. Guarantor's absolute obligation to make such reaffirmation is not to be construed to infer an absence of liability on Guarantor's behalf in any instance in which Guarantor are not asked to reaffirm (or fail to reaffirm) Guarantor' obligations, notwithstanding any modification of Borrower's obligations to Lender.

     17. This Guaranty shall remain in full force and effect, and shall be automatically reinstated, without any further action on the part of Lender in the event that Lender is required, in any bankruptcy, reorganization, insolvency, or other proceeding involving Borrower, to return or rescind any payment made to, or value received by, Lender from or of the account of Borrower. This Section and the last sentence of Section 15 hereof shall remain in full force and effect notwithstanding any termination of this Guaranty or release by Lender of Guarantor unless terminated by a duly authorized officer of Lender by a written instrument which includes specific reference to this Section.

     18. Any notice, approval, demand, statement, request or consent (a "Notice") made hereunder shall be in writing and shall be sent and be deemed given three (3) business days after being sent by registered or certified mail, postage prepaid, return receipt requested, or one (1) business day after the date sent by Federal Express or other nationally recognized overnight courier providing evidence of delivery, (i) if to Riverside, to: 7800 Belfort Parkway, Suite 100, Jacksonville, Florida 32256, or (iii) if to Lender, to: 2030 Dow Center, Midland, Michigan 48674, or to such other address or addresses as Guarantor or Lender, as the case may be, shall in like manner designate in writing.

     19. (a) ANY LEGAL SUIT, ACTION OR PROCEEDING AGAINST LENDER OR GUARANTOR ARISING OUT OF OR RELATING TO THIS GUARANTY SHALL BE INSTITUTED ONLY IN ANY FEDERAL OR STATE COURT IN NEW YORK, NEW YORK, PURSUANT TO ss. 5-1402 OF THE NEW YORK GENERAL OBLIGATIONS LAW, AND GUARANTOR WAIVE ANY OBJECTION WHICH THEY MAY NOW OR HEREAFTER HAVE TO THE FIXING OF VENUE (INCLUDING GROUNDS OF FORUM NON CONVENIENS) OF ANY SUCH SUIT, ACTION OR PROCEEDING, AND GUARANTOR HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUIT, ACTION OR PROCEEDING.

         (b)GUARANTOR   AND  LENDER  EACH   HEREBY   ABSOLUTELY,   IRREVOCABLY
AND UNCONDITIONALLY WAIVES TRIAL BY JURY IN ANY LITIGATION, ACTION, CLAIM,SUIT OR PROCEEDING, AT LAW OR IN EQUITY, ARISING OUT OF, PERTAINING TO OR IN ANY WAY ASSOCIATED WITH (I) THE LOAN, (II) THIS GUARANTY, (III) THE RELATIONSHIP OF THE PARTIES HERETO AS LENDER AND GUARANTOR, (IV) THE NOTE, OR (V) THE ACTIONS OF GUARANTOR AND LENDER IN CONNECTION WITH ANY OF THE FOREGOING. GUARANTOR WAIVES ANY CLAIM FOR INDIRECT, PUNITIVE OR CONSEQUENTIAL DAMAGES AGAINST LENDER ARISING OUT OF, PERTAINING TO OR IN ANY WAY ASSOCIATED WITH THE LOAN. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS GIVEN KNOWINGLY AND VOLUNTARILY BY GUARANTOR, AND IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A TRIAL BY JURY WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED TO FILE A COPY OF THIS PARAGRAPH IN ANY PROCEEDING AS CONCLUSIVE EVIDENCE OF THIS WAIVER BY GUARANTOR.

          IN WITNESS WHEREOF, the undersigned Guarantor has executed and delivered this Guaranty, independent of any other guarantor and not relying upon or in consideration of the execution hereof by any other party, as of the date first written above.

                                               GUARANTOR:


                                               RIVERSIDE GROUP, INC.


                                                By: ____________________________
                                                    Name:
                                                    Title:

                                                                  Exhibit 4.1(b)



--------------------------------------------------------------------------------




                              FORBEARANCE AGREEMENT
--------------------------------------------------------------------------------







                                 April 13, 2001
                                 --------

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

7.  Confidentiality...............................................................................................3

8.  Successors and Assigns........................................................................................3

9.  Governing Law.................................................................................................3

10.  Entire Agreement.............................................................................................3


                              FORBEARANCE AGREEMENT

     THIS FORBEARANCE AGREEMENT (this Agreement) is made and shall be effective as of the 13th day of April, 2001, by and between: (i) IMAGINE INVESTMENTS, INC., a Delaware corporation, with its principal office and place of business at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206 ("Imagine"), and
(ii) RIVERSIDE GROUP, INC., a Florida corporation, with its principal office and place of business at 7800 Belfort Parkway, Suite 100, Jacksonville, Florida 32256 ("Borrower").

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

     B. On or prior to the date of this Agreement, Imagine purchased or otherwise acquired from certain Original Note Holders all of their respective rights, titles and interests in certain Original Notes (collectively, the "Notes" ; individually, the "Note"), the Credit Agreement, all other loan documents and security documents related thereto (collectively, the "Loan Documents") and the collateral securing the Notes. The term "Note" and "Notes" shall also include other Original Notes which Imagine acquires, if any, between the date of the original Forbearance Agreement and May 15, 2001.

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

<






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

     2.2 Agreement to Forbear. Imagine agrees that notwithstanding the existence of the default by the Borrower under the Notes as described in Section 1 above, it shall, until May 15, 2001, forbear from exercising its rights and remedies under the Notes, any of the other Loan Documents and applicable law and from demanding immediate repayment of the Notes. Except as set forth in this provision, nothing herein shall be deemed to constitute a waiver of any rights or remedies Imagine may have under the Notes or any of the other Loan Documents or under applicable law. Provided, however, this Agreement does not constitute any agreement to forbear with respect to any of the Original Notes other than those owned by Imagine as of the date of this Agreement and those acquired by Imagine between the date of the original Forberaance Agreement and May 15, 2001.

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



                                           IMAGINE INVESTMENTS, INC.


                                           By:__________________________________

                                           Title: ______________________________

                                                            ("Imagine")

                                           RIVERSIDE GROUP, INC.

                                           By:__________________________________

                                           Title:  C.E.O. and President

                                                             ("Borrower")

                                                           EXHIBIT A

                                                  Notes and Amount of Notes

                 Holder                          Face Amount        2/15/01       2/15/01          2/15/01
                                                                  Principal       Interest          Total

                 Cecil Altmann ............   $ 1,000,000.00  $ 950,000.00   $  109,700.10      1,059,700.10

                 Lovco, Inc. ..............       100,000.00     95,000.00       10,970.00        105,970.00

                 Creek Farms, Corp ........       150,000.00    142,500.00       16,455.01        158,955.01

                 East Adams ...............       250,000.00    237,500.00       27,425.02        264,925.02

                 Ken Kirchner .............     1,000,000.00    950,000.00      109,700.10      1,059,700.10

                 Fred Schultz .............     1,000,000.00    950,000.00      109,700.10      1,059,700.10

                 Southern Farm Bureau
                     Casualty Insur. Co. ..     1,000,000.00    950,000.00      109,700.10      1,059,700.10

                 American Centennial
                     Insurance Co. ........     1,000,000.00    950,000.00      109,700.10      1,059,700.10

                 Fujita Investment Co. ....     1,000,000.00    950,000.00      109,700.10      1,059,700.10

                 Midland Advisors(NA Insur)     1,000,000.00    950,000.00      109,700.10      1,059,700.10


                                                                  Exhibit 4.1(c)

                              FORBEARANCE AGREEMENT





                                  May 14, 2001

TABLE OF CONTENTS





1.  Acknowledgment of Default...................................... ...........1

2.  Forbearance................................................................2
         2.1  Reaffirmation of Existing Debt...................................2
         2.2  Agreement to Forbear.............................................2
         2.3  Interest Rate....................................................2

3.  Ratification............................................... ...............2

4.  Waiver of Trial by Jury.....................................  .............2

5.  Attorney's Fees............................................................3

6.  Waiver of Automatic Stay...................................... ............3

7.  Confidentiality............................................................3

8.  Successors and Assigns.....................................................3

9.  Governing Law..............................................................3

10.  Entire Agreement..........................................................3

                                                FORBEARANCE AGREEMENT

         THIS FORBEARANCE AGREEMENT (this Agreement) is made and shall be effective as of the 14th day of May, 2001, by and between: (i) IMAGINE INVESTMENTS, INC., a Delaware corporation, with its principal office and place of business at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206 ("Imagine"), and (ii) RIVERSIDE GROUP, INC., a Florida corporation, with its principal office and place of business at 7800 Belfort Parkway, Suite 100, Jacksonville, Florida 32256 ("Borrower").

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

         B. On or prior to the date of this Agreement, Imagine purchased or otherwise acquired from certain Original Note Holders all of their respective rights, titles and interests in certain Original Notes (collectively, the "Notes" ; individually, the "Note"), the Credit Agreement, all other loan documents and security documents related thereto (collectively, the "Loan Documents") and the collateral securing the Notes. The term "Note" and "Notes" shall also include other Original Notes which Imagine acquires, if any, between the date of the original Forbearance Agreement and June 15, 2001.

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

     2.2 Agreement to Forbear. Imagine agrees that notwithstanding the existence of the default by the Borrower under the Notes as described in Section 1 above, it shall, until June 15, 2001, forbear from exercising its rights and remedies under the Notes, any of the other Loan Documents and applicable law and from demanding immediate repayment of the Notes. Except as set forth in this provision, nothing herein shall be deemed to constitute a waiver of any rights or remedies Imagine may have under the Notes or any of the other Loan Documents or under applicable law. Provided, however, this Agreement does not constitute any agreement to forbear with respect to any of the Original Notes other than those owned by Imagine as of the date of this Agreement and those acquired by Imagine between the date of the original Forbearance Agreement and June 15, 2001.

     2.3 Interest Rate. Unless waived by Imagine, the notes will bear interest from January 1, 2001 at the default rate of interest as stated in the original Secured Promissory Notes dated April 1, 1999.

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

                                                   IMAGINE INVESTMENTS, INC.


                                                   By:

                                                   Title: _____________________

                                                               ("Imagine")

                                                   RIVERSIDE GROUP, INC.

                                                   By:

                                                   Title:  C.E.O. and President

                                                               ("Borrower")

                                                EXHIBIT A

                                         Notes and Amount of Notes


Holder                                        Face Amount              2/15/01                 2/15/01                2/15/01
                                                                      Principal                Interest                Total

Cecil Altmann                            $   1,000,000.00         $   950,000.00         $   109,700.10            1,059,700.10

Lovco, Inc.                                    100,000.00              95,000.00              10,970.00              105,970.00

Creek Farms, Corp                              150,000.00             142,500.00              16,455.01              158,955.01

East Adams                                     250,000.00             237,500.00              27,425.02              264,925.02

Ken Kirchner                                 1,000,000.00             950,000.00             109,700.10            1,059,700.10

Fred Schultz                                 1,000,000.00             950,000.00             109,700.10            1,059,700.10

Southern Farm Bureau
   Casualty Insur. Co.                       1,000,000.00             950,000.00             109,700.10            1,059,700.10

American Centennial
   Insurance Co.                             1,000,000.00             950,000.00             109,700.10            1,059,700.10

Fujita Investment Co.                        1,000,000.00             950,000.00             109,700.10            1,059,700.10

Midland Advisors(NA Insur)                   1,000,000.00             950,000.00             109,700.10            1,059,700.10

