Form 10-Q
period 2001-06-30
RIVERSIDE GROUP INC/FL
filed 2001-08-14
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For Quarter Ended  June 30, 2001                                  Number 0-9209
                   -------------                                ---------------

                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 Florida                                              59-1144172
------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


7800 Belfort Parkway, Jacksonville, Florida                             32256
-------------------------------------------                             -----
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

On August 10, 2001, there were 4,767,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX


                                                                            Page
PART I.        FINANCIAL INFORMATION                                    Number
                                                                        ------

   Item 1.     Financial Statements


               Condensed Consolidated Balance Sheets as of
               June 30, 2001 (Unaudited)
               and December 31, 2000                                      3

               Condensed Consolidated Statements of Operations
               Three and Six months ended June 30, 2001
               2000 (Unaudited)                                           4

               Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 2001
               and 2000 (Unaudited)                                       5

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)                           6


   Item 2.     Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                13

   Item 3.     Quantitative and Qualitative Disclosures about
               Market Risk                                               19

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                         20

   Item 3.     Default on Senior Securities                              20

   Item 6.     Exhibits and Reports on Form 8-K                          20

                                      Riverside Group, Inc. and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                                    (unaudited)
                                              (dollars in thousands)


                                                                               June 30,         December 31,
                                                                                 2001               2000
                                                                             --------------    ----------------


           ASSETS
Current assets:
  Cash and cash equivalents                                               $            142     $           246
  Accounts receivable, less allowance for doubtful accounts of
     $20 at 2001 and $100 at 2000                                                      460                 234
  Investment in Greenleaf                                                              867               2,323
  Other investments                                                                     12                  60
  Notes receivable                                                                      16                  16
  Prepaid expenses                                                                      57                 438
                                                                             --------------    ----------------
          Total current assets                                                       1,554               3,317

Investment in Wickes                                                                13,321              15,779
Investment in Buildscape                                                             (947)               (947)
Real estate held for sale                                                            4,732               6,682
Property and equipment, net                                                            139                 185
Other assets (net of accumulated amortization of $7 at 2001
   and $12 at 2000)                                                                     62                  85
                                                                             --------------    ----------------

          Total assets                                                    $         18,861    $         25,101
                                                                             ==============    ================

          LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                                       $         17,539    $         23,068
  Accounts payable                                                                     502                 470
  Accrued liabilities                                                                2,327               1,684
  Current income tax liability                                                          47                 ---
                                                                             --------------    ----------------
          Total current liabilities                                                 20,415              25,222

Long-term debt                                                                         134                 268
Other liabilities                                                                       95                  95
                                                                             --------------    ----------------

          Total liabilities                                                         20,644              25,585

Commitments and contingencies (Note 5)

Stockholders' equity (deficit):
  Common stock, $.10 par value; 20,000,000 shares authorized;
     4,767,123 issued and outstanding in 2001 and 2000                                 477                 477
    Additional paid in capital                                                      16,501              16,492
    Accumulated other comprehensive income                                             821               2,325
    Retained earnings (deficit)                                                   (19,582)            (19,778)
                                                                             --------------    ----------------
    Total stockholders' equity (deficit)                                           (1,783)               (484)


                                                                             --------------    ----------------
          Total liabilities and stockholders' equity (deficit)            $         18,861    $         25,101
                                                                             ==============    ================

              Accompanying Notes to Condensed Consolidated Financial Statements.

                                      Riverside Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statement of Operations
                                                    (unaudited)
                                      (in thousands except per share amounts)


                                                     Three Months Ended June 30,              Six Months Ended June 30,
                                                 ------------------------------------    ------------------------------------
                                                         2001                2000                2001                2000
                                                 ---------------    -----------------    ----------------    ----------------
Revenues:
     Sales and service revenues               $             305  $               344  $              813  $              748
     Other investment losses                               (16)                  (9)                (30)                (27)
     Gains (losses) on real estate                          429                  (3)               3,916                 (3)
     Gains on Greenleaf shares                               13                  554                  77               1,082
     Gains (losses) on Wickes shares                        (4)                   36                (68)                  84
     Other operating income                                 173                   44                 211                  47
                                                 ---------------    -----------------    ----------------    ----------------
                                                             900                  966               4,919               1,931
                                                 ---------------    -----------------    ----------------    ----------------
Costs and expenses:
     Direct costs                                           177                  164                 367                 288
     Provision for doubtful accounts                          6                    9                  17                  11
     Depreciation expense                                    33                   63                  63                 125
     Selling, general and adminstrative
     expense                                                358                  665                 827               1,145
     Interest expense                                       601                  723               1,227               1,334
                                                 ---------------    -----------------    ----------------    ----------------
                                                          1,175                1,624               2,501               2,903
                                                 ---------------    -----------------    ----------------    ----------------

Earnings (losses) before income
  taxes and equity in earnings of
  related parties:                                        (275)                (658)               2,418               (972)

   Equity in earnings (losses) of Wickes                   115                  417              (2,175)               (880)

   Current income tax (benefit) expense                     (4)                 ---                  47                 ---
                                                 ---------------    -----------------    ----------------    ----------------
     Net earnings (losses)                    $           (156)  $             (241)  $              196  $          (1,852)
                                                 ===============    =================    ================    ================

     Basic and diluted earnings (losses) per share:
     Earnings (losses) per share              $          (0.03)  $            (0.05)  $             0.04  $           (0.39)

     Weighted average number of shares
         used in computing basic earnings
          per share                                   4,767,123            4,759,123           4,767,123           4,759,123

     Weighted average number of shares
         used in computing diluted
          earnings per share                          4,767,123            4,759,123           4,767,123           4,759,123
      See Accompanying Notes to Condensed Consolidated Financial Statements


                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                                                  For the Six Months Ending June 30,
                                                                               ------------------------------------------
                                                                                    2001                       2000
                                                                               ---------------             --------------

Operating Activities
    Net earnings (losses)                                                  $              196           $        (1,852)
    Adjustments to reconcile net earnings (losses) to net cash used in operating activities:
       Depreciation expense                                                                62                        102
       Amortization expense                                                                 1                         23
       Provision for doubtful accounts                                                   (17)                         11
       (Gains) losses on real estate                                                  (3,916)                          3
       Gains of Greenleaf shares                                                         (77)                      (977)
       (Gains) losses on Wickes shares                                                     68                       (84)
       Equity in losses of Wickes                                                       2,175                        880
       Change in other assets and liabilities:
          Increase in accounts receivable                                               (209)                      (127)
          Decrease in notes receivable                                                     --                          4
          Decrease (increase) in other assets                                             403                      (107)
          Increase (decrease) in accounts payable and accrued liabilities                 734                      (654)
          Increase in current tax liabilities                                              47                        ---
                                                                               ---------------             --------------
      Net Cash Used in Operating Activities                                             (533)                    (2,778)
                                                                               ---------------             --------------

Investing Activities
       Purchase of property, plant and equipment                                         (13)                       (17)
       Sale of investments:
         Sale of real estate held for sale                                              5,863                      1,599
         Sale of Greenleaf shares                                                          77                        977
         Sale of Wickes shares                                                            215                        439
                                                                               ---------------             --------------
       Net Cash Provided by Investing Activities                                        6,142                      2,998
                                                                               ---------------             --------------
Financing Activities
          Repayment of debt                                                           (5,722)                      (208)
          Purchase of ESOP shares                                                           9                        ---
                                                                               ---------------             --------------
       Net Cash Used In Financing Activities                                          (5,713)                      (208)
                                                                               ---------------             --------------


          Net  (Decrease) Increase in Cash and Cash Equivalents                         (104)                         12
          Cash and cash equivalents at beginning of period                                246                        277

                                                                               ---------------             --------------
          Cash and cash equivalents at end of period                       $              142           $            289
                                                                               ===============             ==============

Supplemental schedule of cash flow information:

          Non-cash compensation expense (Greenleaf options)                $              ---           $            105
          Non-cash debt                                                                    59                        ---

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

     The condensed consolidated balance sheets as of June 30, 2001, the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001, and for all periods presented, have been made. The results for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

     SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets on the books at June 30, 2001, will be affected when the Company adopts the Statement effective January 1, 2002.

     The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

    Comprehensive Income

     Total comprehensive loss for the six months ended June 30, 2001 was $1,308,000. Changes in the components of other comprehensive income for the first six months of 2001 are as follows:


                                                           Unrealized
                                                            Gains on
                                                           Securities
                                                        ------------------
Balance at December 31, 2000                         $             2,325

Change during the first six months of 2001                        (1,504)
                                                        ------------------
Balance at June 30, 2001                             $                821
                                                        ==================

    Earnings Per Share

     Basic and diluted earnings per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (4,767,123 and 4,759,132 shares during the three months ended June 2001 and 2000, respectively and 4,817,123 and 4,759,132 shares during the first six months of 2001 and 2000, respectively). During the six months ended June 30, 2001, the Company's outstanding options are included in the calculation of the earnings per share. During the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2000, the Company had a net loss, the options had an anti-dilutive effect, and therefore, are excluded from the calculation of diluted earnings per share.

2.       INVESTMENT IN WICKES, INC.  ("Wickes")

     As of June 30, 2001, Riverside beneficially owned 2,862,243 shares of Wickes' common stock, which constituted 35% of Wickes' outstanding voting and non-voting common stock.

         Summary financial information of Wickes follows (in thousands):

                                                                  (unaudited)
                                                                 June 30, 2001         Dec. 30, 2000
                                                            -------------------    -------------------
  Balance Sheet Data:
    Current assets                                      $             256,689     $         205,110
    Total assets                                                      357,390               300,936
    Current liabilities                                                86,944                63,209
    Long-term debt                                                    238,132               200,403
    Other long-term liabilities                                         3,988                 3,428
    Common stockholders' equity                         $              28,326     $          33,896



                                                      Three Months Ended                       Six Months Ended
                                               ----------------------------------     -----------------------------------
                                                (unaudited)       (unaudited)          (unaudited)        (unaudited)
                                                  June 30,          June 24,             June 30,           June 24,
                                                    2001               2000                 2001               2000
                                              --------------    ----------------     ----------------   ----------------

Income Statement Data:
  Net sales                                 $       274,093  $          280,377   $          458,919  $         496,823
  Cost of sales                                     215,456             220,253              358,351            390,713
  Gross profit                                       58,637              60,124              100,568            106,110
  Selling, general & administrative                  50,239              50,249               94,869             94,196
  Other expenses                                      7,148               7,832               15,142             15,417
  Other income                                        (723)               (721)              (1,113)            (1,368)
  Income (loss) before income tax                     1,973               2,773              (8,330)            (2,135)
    Net income (loss)                       $           982  $            1,532   $          (5,502)  $         (1,667)



3.       INVESTMENT IN BUILDSCAPE, INC. ("Buildscape")

     As of June 30, 2001, the Company owned (before Buildscape's employee stock options) 40.11% of Buildscape on a fully converted basis. As of June 30, 2001, Buildscape owned 87.5% membership interest in Buildscape, LLC.

       Summary financial information of Buildscape follows (in thousands):

                                                      (unaudited)
                                                     June 30, 2001                 December 31, 2000
                                                 -----------------------         -----------------------
  Balance Sheet Data:
    Current assets                            $                  758       $                     818
    Total assets                                               4,553                           4,675
    Current liabilities                                       12,452                           2,711
    Common stockholders' equity               $               (7,899)      $                     577



                                                      Three Months Ended                     Six Months Ended
                                               ---------------------------------   ----------------------------------
                                              (unaudited)       (unaudited)          (unaudited)        (unaudited)
                                               June 30,           June 30,            June 30,           June 30,
                                                 2001                2000                2001               2000
                                               ------------    -----------------   ---------------    ---------------

Income Statement Data:
  Net sales                                 $        579    $         122         $      930          $     249
  Cost of sales                                      523               91                840                196
    Gross profit                                      56               31                 90                 53
  Selling, general & administrative                8,085            3,054             14,894              4,948
  Other expenses                                      66              175                 59                299
  Other income                                       ---              (54)               ---                (72)
    Loss before income tax                        (8,095)          (3,144)           (14,863)            (5,122)
  Net loss                                  $     (8,095)    $     (3,144)        $  (14,863)         $  (5,122)


4.      INVESTMENT IN GREENLEAF

     In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" 10,200,000 and 5,665,508 shares of the Company's common stock in Greenleaf are classified as available for sale at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, the cost basis is $0 and the estimated fair market value is $867,000, resulting in gross unrealized gains of $867,000. At December 31, 2000, the cost basis is $0 and the estimated fair market value is $2,323,000, resulting in gross unrealized gains of $2,323,000. At December 31, 2000, sales of Greenleaf shares were restricted under the provisions of Securities and Exchange Commission ("SEC") Rule 144. The Company has received a legal opinion that the shares of Greenleaf may now be sold under SEC Rule 144(k). Accordingly, at June 30, 2001, the total number of Greenleaf shares owned by the Company have been classified as available for sale and marked to market. No taxes have been provided as the Company has available net operating loss carryforwards and strategies, which would result in no tax liability upon the sale of these securities. The remaining 4,834,492 Greenleaf shares at December 31, 2000, were restricted under the provisions of Rule 144 and were not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115. Accordingly, these restricted shares were not reported at fair value at December 31, 2000, but rather were recorded at their cost basis of zero.

     At December 31, 2000, the calculated market value of the Company's shares (including the shares held in escrow) in Greenleaf was approximately $4.3 million based on Greenleaf's stock price of $.41 per share on the Over-the-Counter Pink Sheets.

     At June 30, 2001, the Company's investment in Greenleaf consisted of 8,810,000 common shares, 1,390,000 escrow shares and a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. The Company has transferred the right to exercise 84,151 of these options to employees.

5.        COMMITMENTS AND CONTINGENCIES

     The Company is not aware of any legal proceedings that will have a material adverse effect on the Company. For further information regarding conditions involving the Company's 11% Secured Notes, See Note 8. "Subsequent Events".

     In connection with the sale of Dependable Insurance Company, Inc. ("Dependable") in 1995, (a former property and casualty insurance company of the Company), the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. The terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. In 1995, in connection with the sale of Dependable, the Company established a reserve for $300,000 for future losses. Since the Company has not experienced losses on this business, the Company released $75,000 and $150,000 of the reserve in 1999 and 1998, respectively. The Company's reserve at June 30, 2001 is $75,000, which the Company believes is sufficient for any potential future losses. Although future loss development may occur over a number of years, the Company believes, based on all information presently available, that indemnities for any losses that may occur will not have a material adverse effect on the Company's financial position or results of operations.

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has historically had net losses and as of June 30, 2001 and December 31, 2000, the Company's current liabilities exceeded its current assets. In addition, at June 30, 2001, the Company's total liabilities exceeded its total assets by $1,783,000. These factors among others may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

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

     The Company is primarily a holding company, which derives its financial resources through asset sales. At June 30, 2001, such assets consist of 100 acres of land located within Smyrna, Georgia, 2,862,243 shares of Wickes common stock and 10,200,000 shares of Greenleaf common stock, all of which are pledged as collateral on the Company's debt agreements. The Company's debt agreements require the proceeds from the sale of these assets be used to pay principal and interest on the related indebtedness. Accordingly, unless the note holders release these assets, the sale of such assets will not generate resources to be used to pay other current obligations or to pay operating expenses until the debt has been repaid in full. At June 30, 2001, 25,420 shares of Wickes common stock are available to be sold to generate cash to reduce payables and pay current operating expenses.

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

6.  LONG TERM AND MORTGAGE DEBT

     Consolidated long-term obligations debt is comprised of the following as of June 30, 2001 (in thousands):

       Collateralized notes                                $         9,500
       Wickes promissory note                                          469
       Imagine loan                                                  2,022
       Mortgage debt                                                 5,639
       Other debt                                                       43
                                                               ------------
Long-term debt                                                      17,673
 Less current maturities                                           (17,539)
                                                               ------------
Total long-term debt less current maturities               $           134
                                                               ============

Collateralized Notes ("the 11% Secured Notes")

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

     In March 2001, Imagine purchased a majority of the Company's 11% Secured Notes from the holders of these 11% Secured Notes. As a result of this action, the agent for the noteholders cancelled the foreclosure sales mentioned above. Imagine, which owns 75% of the 11% Secured Notes, has agreed to forebear on the notes until September 15, 2001 to allow for negotiations with the Company to restructure the debt. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek reorganization under applicable federal bankruptcy laws. For further information on the 11% Secured Notes, see Note 8. "Subsequent Events".

Wickes Promissory Note

     During 1998, 1999 and 2000, the Company was delinquent on the payment of principal and interest on its promissory note to Wickes. In September 1999, the Company paid this note current. In March 2000, the Company and Wickes renegotiated the terms of the note, deferring all principal payments due until April 1, 2001, including the delinquent principal payments for November 1999 and February 2000. The interest rate was increased to prime lending rate plus four percentage points. In July 2001, the Company paid Wickes the April 1, 2001 principal and interest payment. The Company is currently in default on the July 2001, principal and interest payment.

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

Mortgage Debt

     The failure to pay the 11% Secured Notes when due also constitutes a default under Riverside's $5.6 million mortgage loan obligations to American Founders. The mortgage lender has notified the Company that it has the right, but not the obligation, to defer exercising all or any of its rights under default, pending the outcome of negotiations between the Company and the agent for the 11% Secured Noteholders.

Other Debt

     On April 4, 2001, the Company executed a non-interest bearing promissory note with Holland & Knight LLP ("H&K"), the Company's former attorneys, for approximately $59,000. The terms of the note call for monthly principal payments of $5,000, commencing May 1, 2001, and continuing on a monthly basis until the note is paid in full. This note was for payment of previous legal fees incurred by the Company and owed to H&K.

7.       INCOME TAXES

     The Company's effective tax rate was 2% for the three and six months ended June 30, 2001 and 0 % for the three and six months ended June 30, 2000.

     The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be realized in the near future.

8.       SUBSEQUENT EVENTS ("Unaudited")

     In August, 2001, Imagine, acquired the remaining 25% of the 11% Secured Notes, and now owns 100% of the Notes. Imagine has agreed to forebear from exercising its remedies under the notes until September 15, 2001 to allow for negotiations with the Company to restructure the debt. The Company is in negotiations to pay or restructure this debt. However, there can be no assurance that the Company will be able to successfully negotiate a restructuring of this debt and the failure to do so would have a material adverse effect on the Company's financial position.

     In July of 2001, the Company entered into an agreement with Ennovative Commerce Solutions, Inc. ("Ennovative"), based in California, whereby effective July 1, 2001, Ennovative will manage and operate the business of Cybermax, Inc. ("Cybermax"), a wholly owned subsidiary of the Company. Ennovative will receive a management fee of 60% of the profits and be responsible for funding 60% of the losses of Cybermax as defined by the agreement.

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

                                Lines of Business

     The following table sets forth certain financial data for the three and six months ended June 30, 2001 and 2000, respectively, for the following segments:
Buildscape, Cybermax, Wickes and the Parent Group. The "Parent Group" includes real estate, parent company operations and all eliminating entries for inter-company transactions. The Company accounted for its investment in Wickes and Buildscape under the equity method for the three and six months ended June 30, of 2001 and 2000, respectively.





                                                      Three Months Ended                      Six Months Ended
                                               ---------------------------------        ------------------------------
                                                    June 30,        June 30,              June 30,         June 30,
                                                       2001            2000                  2001             2000
                                               ---------------------------------        ------------------------------
                                                          (in thousands)                         (in thousands)
Sales:
  Cybermax                                  $            305  $             344      $           813  $           748
  Parent Group                                           ---                ---                  ---              ---
                                               --------------    ---------------        -------------    -------------
          Total                             $            305  $             344      $           813  $           748
                                               ==============    ===============        =============    =============
Direct costs:
  Cybermax                                  $            177  $             164      $           367  $           288
  Parent Group                                           ---                ---                   --              ---
                                               --------------    ---------------        -------------    -------------
          Total                             $            177  $             164      $           367  $           288
                                               ==============    ===============        =============    =============

Other operating income:
  Cybermax                                  $            ---  $               9      $           ---  $            12
  Parent Group                                           173                 35                  211               35
                                               --------------    ---------------        -------------    -------------
          Total                             $            173  $              44      $           211  $            47
                                               ==============    ===============        =============    =============
Investment income and realized gains/(losses):
  Cybermax                                  $            ---  $             ---      $           ---  $           ---
  Wickes(1)                                              (4)                 36                 (68)               84
  Parent Group                                           426                542                3,963            1,052
                                               --------------    ---------------        -------------    -------------
           Total                            $            422  $              578     $         3,895  $         1,136
                                               ==============    ===============        =============    =============
 Expenses:
  Cybermax                                  $             293 $              430     $           638  $           884
  Parent Group                                            104                307                 269             397
                                               --------------    ---------------        -------------    -------------
           Total                             $            397 $              737     $           907  $         1,281
                                               ==============    ===============        =============    =============
 Interest expense:
  Cybermax                                  $             --- $              ---     $           ---  $            ---
  Wickes(2)                                               403                374                  801              648
  Parent Group                                            198                349                  426              686
                                               --------------    ---------------        -------------    -------------
           Total                            $             601 $              723     $         1,227  $          1,334
                                               ==============    ===============        =============    =============

Earnings(loss) before income taxes and equity in related parties:
  Buildscape(3)                             $             --- $              ---     $                $           ---
  Cybermax                                               165)              (241)                (192)            (412)
  Wickes(3)                                             (407)              (338)                (869)            (564)
  Parent Group                                            297               (79)                3,479               4
                                               --------------    ---------------        -------------    -------------
           Total                            $          (275)  $            (658)     $         2,418  $          (972)
                                               ==============    ===============        =============    =============
 Identifiable assets:
  Buildscape(3)                                         (947)              (947)                (947)            (947)
  Cybermax                                                330                558                  330              558
  Wickes(3)                                            13,321             14,564               13,321           14,564
  Parent Group                                          6,157             14,789                6,157           14,789
                                               --------------    ---------------        -------------    -------------
           Total                            $         18,861  $           28,964      $        18,861  $        28,964
                                               ==============    ===============        =============    =============

(1) Includes (losses) gains of $(4,000) and $36,000 on the sale of Wickes stock during the three months ended June 30, 2001 and 2000, respectively, and $(68,000) and $84,000 for the six months ended June 30, 2001 and 2000, respectively.

(2) Includes an interest allocation from Riverside on its 11% Secured Notes of $403,000 and $374,000 for the three months ended June 30, 2001 and 2000, respectively, and $801,000 and $648,000 for the six months ended June 30, 2001 and 2000, respectively.

(3) The Company's balance sheet and statements of operations reflect the Company's investment in Wickes and Buildscape under the equity method.


                                    Cybermax

The following table sets forth information concerning the results of Cybermax for the three and six months ended June 30, 2001 and 2000, respectively: (in thousands)

                                              Three Months Ended June 30,              Six Months Ended June 30,
                                           ----------------------------------     ------------------------------------
                                                  2001               2000                2001                2000
                                           ---------------    ---------------     ---------------    -----------------

Sales                                   $             305  $             344   $             813  $               748
Direct costs                                          177                164                 367                  288
                                           ---------------    ---------------     ---------------    -----------------
     Net profit                                       128                180                 446                  460
Selling, general and administrative                   264                384                 581                  792
Depreciation and amortization                          29                 46                  57                   92
                                           ---------------    ---------------     ---------------    -----------------
          Total expenses                              293                430                 638                  884
Other operating income                                ---                  9                 ---                   12
                                           ---------------    ---------------     ---------------    -----------------
Net loss                                $           (165)  $           (241)   $           (192)  $             (412)
                                           ===============    ===============     ===============    =================



     Revenues for the second quarter of 2001 were $305,000 compared to $344,000 for the comparable period in 2000. Revenues for the second quarter of 2001 include $221,000 of e-Commerce solutions sales, $57,000 of e-Learning sales and $27,000 of network services. Revenues for the second quarter of 2000 include $250,000 of e-Commerce solution sales, $34,000 of equipment sales, $7,000 of multi-media solutions sales and $53,000 of network services.

     The direct costs for the second quarter of 2001 include $93,000 of e-Commerce solutions sales, $58,000 of e-Learning sales and $26,000 of network services. The direct costs for the second quarter of 2000 include $83,000 of e-Commerce solutions sales, $28,000 of equipment sales, $40,000 of network services and $13,000 of miscellaneous costs.

     Selling, general and administrative expenses ("SG&A") decreased for the second quarter of 2001 to $264,000 compared to $384,000 for the second quarter of 2000. The primary reason for this decrease was the reduction of the personnel in 2001.

     Revenues for the first six months of 2001 were $813,000 compared to $748,000 for the comparable period in 2000. Revenues for the first six months of 2001 include $458,000 of e-Commerce solutions sales, $224,000 of e-Learning sales, $73,000 of multi-media solution sales and $58,000 of network services. Revenues for the first six months of 2000 include $553,000 of e-Commerce solutions sales, $86,000 of equipment sales, and $7,000 of multi-media solutions sales and $102,000 of network services.

     The direct costs for the first six months of 2001 include $199,000 of e-Commerce solutions sales, $120,000 of e-Learning sales, $15,000 of multi-media sales and $33,000 for network services. The direct costs for the first six months of 2000 include $137,000 of e-Commerce solutions sales, $57,000 of equipment sales, $78,000 of network services and $16,000 of miscellaneous costs.

     Selling, general and administrative expenses decreased for the first six months of 2001 to $581,000 compared to $792,000 for the first six months of 2000. The primary reason for this decrease was the reduction of personnel in 2001 and legal expense which was offset slightly by increases in contractual services, software services and marketing and advertising expense.

                                   Buildscape

     The Company's investment in Buildscape at June 30, 2001 and December 31, 2000 was a deficit of $947,000. Accordingly, the Company has not recorded its equity in Buildscape's losses since October 21, 1999. In addition, the Company recorded no gains during the three and six months ended June 30 of 2001 and 2000, relating to Buildscape's sale of unissued common stock and membership interest in Buildscape LLC.

     See Note 3 to the Consolidated Financial Statements for summary audited financial information for Buildscape for the three and six months ended June 30, 2001 and 2000, respectively.


                                     Wickes

     The Company's results of operations for the second quarter of 2001 include losses of $293,000 attributable to Wickes, compared to profits of $79,000 for the same period in 2000. The Company's results of operations include losses of $3,044,000 and $1,444,000 attributable to Wickes, for the six months ended June 30, 2001 and 2000, respectively.

     For additional information regarding Wickes' financial statements, see the Wickes Form 10Q for the second quarter of 2001 filed by Wickes on August 14, 2001 with the Securities and Exchange Commission.

                      Parent Company and Other Subsidiaries

     The following discussion relates to the operations of the Parent Group, excluding the real estate operations.

     The Parent Group's non-interest operating expenses for the second quarter of 2001 decreased to $104,000 compared to $307,000 during the same period in 2000. The primary reason for the decrease is, during the second quarter of 2000, the Company's Board of Directors authorized the Company to transfer certain options held by the Company to acquire common stock of Greenleaf to certain employees of the Company. Accordingly, in the second quarter of 2000, the Company recorded income of approximately $105,000 included in net realized investment gains, which represents the value of the shares transferred and an offsetting compensation expense of approximately $105,000. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of its costs based on actual usage during a period. As a result, comparison between periods may not be meaningful.

     Revenues of the Parent Group (excluding sales and investment income) for the second quarter of 2001 and 2000 were $173,000 and $35,000, respectively.

     Interest expense (excluding interest allocation to Wickes for the Parent Company's 11% Secured Notes of $403,000 in 2001 and $374,000 in 2000) for the second quarter of 2001 and 2000, was $198,000 and $349,000, respectively. Interest expense consisted of $122,000 on the Company's mortgage debt, $65,000 on the Imagine loan and $12,000 on the Wickes promissory note, for the second quarter of 2001. Interest consisted of $278,000 on the Company's mortgage debt, $58,000 on the Imagine loan and $13,000 on the Wickes promissory note, for the second quarter of 2000. The Company expects the interest expense to continue decreasing in 2001, due to a lower principal balance on the Company's mortgage debt.

     The Parent Group's non-interest operating expenses for the first six months of 2001 decreased to $269,000 compared to $397,000 during the same period in 2000. The primary reason for the decrease is the compensation expense recorded relative to options and Greenleaf common stock transfer to certain employees as explained above. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of its costs based on actual usage during a period. As a result, comparison between periods may not be meaningful.

     Revenues of the Parent Group (excluding sales and investment income) for the first six months of 2001 and 2000 were $211,000 and $35,000, respectively.

     Interest expense (excluding interest allocation to Wickes for the Parent Company's 11% Secured Notes of $801,000 in 2001 and $648,000 in 2000) for the first six months of 2001 and 2000, was $426,000 and $686,000, respectively. Interest expense consisted of $273,000 on the Company's mortgage debt, $130,000 on the Imagine loan and $24,000 on the Wickes promissory note, for the first six months of 2001. Interest consisted of $544,000 on the Company's mortgage debt, $116,000 on the Imagine loan and $26,000 on the Wickes promissory note, for the first six months of 2000. The Company expects the interest expense to continue decreasing in 2001, due to a lower principal balance on the Company's mortgage debt.


                            Real Estate Held for Sale

     The Company's real estate held for sale at June 30, 2001 consists of $4,724,000 in Georgia properties, and $8,000 in other states. Investments in real estate held for sale are carried at the lower of cost or fair value. As a result, the Company's investment in real estate is carried at cost. Included in the real estate held for sale are approximately 100 acres of land located within Highlands Park in Smyrna, Georgia.

     During the second quarter of 2001, the Company sold 15 acres of its Highlands property for approximately $1,381,000. The Company recorded gains of approximately $429,000 on the sale. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest. As of June 30, 2001, the Company's mortgage debt is approximately $5,639,000 and the Company has a prepayment of interest of approximately $29,000. During the second quarter of 2000, the Company sold 6.83 acres of its Florida property for $1,636,000, and recorded a loss of $3,400 on the sale. During the fourth quarter of 1999, the Company had established a reserve for $278,000 on this property.

     During the first six months of 2001, the Company sold 41 acres of its Highlands property for approximately $6,389,000. The Company recorded gains of approximately $3,916,000 on these sales. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest. During the first six months of 2000, the Company sold 6.83 acres of its Florida property for $1,636,000, and recorded a loss of $3,400 on the sale. During the fourth quarter of 1999, the Company had established a reserve for $278,000 on this property.

                                    Greenleaf

     During the second quarter of 2001, the Company sold 50,000 shares of its Greenleaf common stock for approximately $13,300 resulting in gains of approximately $13,300. Compared to the second quarter of 2000, when the Company sold 321,000 shares of its Greenleaf common stock for approximately $449,000, resulting in gains of approximately $449,000. All of the proceeds from the sales in 2000 were used to pay principal and interest on the Company's 11% Secured Notes. The Company had no sales of its Greenleaf escrow shares during the second quarter of 2001 and 2000.

     During the first six months of 2001, the Company sold 300,000 shares of its Greenleaf common stock for approximately $77,000 resulting in gains of approximately $77,000. Compared to the first six months of 2000, when the Company sold 543,000 shares of its Greenleaf common stock for approximately $977,000, resulting in gains of approximately $977,000. The agent for the 11% Noteholders allowed the proceeds of the sales to date in 2001 released to the Company to cover operating costs. The Company had no sales of its Greenleaf escrow shares during the first six months of 2001 and 2000.

     For additional information regarding Greenleaf financial statements, see the Greenleaf Form 10-SB filed by Greenleaf on January 19, 2001 with the Securities and Exchange Commission.

                                  Income Taxes

     The Company's effective tax rate was 2% and 0% for the three and six months ended June 30, 2001 and 2000, respectively. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits, which will be realized upon sale or subsequent increase in GAAP basis of this investment.


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

        Cash Used in Operations

     During the second quarter of 2001, the Company used approximately $133,000 of cash for its operations, including $139,000 of cash used for the operations of Cybermax and $6,000 of cash provided by the operations of the Parent Company.

     During the first six months of 2001, the Company used approximately $533,000 of cash for its operations, including $152,000 of cash used for the operations of Cybermax and $381,000 of cash used for the operations of the Parent Company.

        Cash Provided by Investing Activities

     During the second quarter of 2001, sales of the Company's real estate investments generated approximately $1,268,000 of cash. These proceeds were used to reduce the real estate debt. During the second quarter of 2001, the Company sold 4,000 shares of its Wickes stock for approximately $18,000. The Company also sold 50,000 shares of its Greenleaf stock for approximately $13,000 during the second quarter of 2001. The proceeds from these sales were used to cover the operations of Cybermax and the Parent Company.

     During the first six months of 2001, sales of the Company's real estate investments generated approximately $5,863,000 of cash. These proceeds were used to reduce the real estate debt. During the first six months of 2001, the Company sold 48,800 shares of its Wickes stock for approximately $215,000. The proceeds from these sales were used to cover the operations of Cybermax and the Parent Company. The Company also sold 300,000 shares of its Greenleaf stock for approximately $77,000 during the first six months of 2001. The proceeds from these sales were used to cover the operations of Cybermax and the Parent Company.

        Cash Used in Financing Activities

     During the second quarter of 2001, the Company reduced the principal balance of its mortgage debt by approximately $1,272,000. As of June 30, 2001, the Company mortgage debt is approximately $5,639,000, and the Company has made a $29,000 prepayment of its interest.

     During the first six months of 2001, the Company reduced the principal balance of its mortgage debt by approximately $5,722,000.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company is subject to market risk from changes in market price of equities and real estate.

     In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" 10,20 0,000 and 5,665,508 shares of the Company's common stock of Greenleaf are, and were, respectively, classified as available for sale at June 30, 2001, and the remaining 4,834,492 Greenleaf shares at December 31, 2000, were restricted under the provisions of Rule 144 promulgated under the Securities and Exchange Act of 1934 and were not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115. Accordingly, these restricted shares were not reported at fair value at December 31, 2000, but rather are recorded at their cost basis of zero. The unrealized gain at June 30, 2001, of $867,000 has decreased to $717,500 at August 10, 2001 due to a decrease in the market price of the underlying equities. The market demand directly impacts the Company's ability to sell these securities which effects realized gains and cash flow. Historically, all proceeds from the sale of these securities have been applied to reduce debt. However, in August the agent for the 11% Noteholders allowed the Company to use the proceeds for operating costs. The increase in cash flow improves the Company's ability to repay its debt and support operations. While the Company cannot influence or control the fluctuations in market price of the equities, management observes the price and demand on these equities on a daily basis in an effort to take advantage of any upswings in the market which presents favorable conditions to sell shares.

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


                                                               Current           @ 90%       @ 75%
                   (in thousands)                                Value           Value       Value

Market price less sales expenses                               $11,766          $10,589     $ 8,824
Realized gains                                                 $ 7,100          $ 5,923     $ 4,158
Cash flow net of mortgage debt                                 $ 5,303          $ 4,209     $ 2,568

     The Company believes that its interest rate risk is minimal as a hypothetical ten percent increase or decrease in interest rates is immaterial to the Company's cash flow and earnings. The Company has mortgage debt at a floating rate of interest calculated as the London InterBank Offered Rate ("LIBOR") plus 300 basis points, with a current outstanding balance of $5.6 million.

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

Item 6.         Exhibits and Reports on Form 8-K

     4.1 (a) Forbearance Agreement dated June, 2001 between the registrant and Imagine Investments, Inc.

         (b) Forbearance Agreement dated July, 2001 between the registrant and Imagine Investments, Inc.

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



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  ------------------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
  ----------------------------------
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date:  August 14, 2001

                              FORBEARANCE AGREEMENT








                                  June 15, 2001

                                TABLE OF CONTENTS


                                       -i-


1.  Acknowledgment of Default..................................................1

2.  Forbearance................................................................2
         2.1  Reaffirmation of Existing Debt...................................2
         2.2  Agreement to Forbear..........................  .................2
         2.3  Interest Rate....................................................2

3.  Ratification...............................................................2

4.  Waiver of Trial by Jury....................................................2

5.  Attorney's Fees............................................................3

6.  Waiver of Automatic Stay...................................................3

7.  Confidentiality............................................................3

8.  Successors and Assigns.................................... ................3

9.  Governing Law..............................................................3

10.  Entire Agreement..........................................................3

                              FORBEARANCE AGREEMENT

     THIS FORBEARANCE AGREEMENT (this Agreement) is made and shall be effective as of the 15th day of June, 2001, by and between: (i) IMAGINE INVESTMENTS, INC., a Delaware corporation, with its principal office and place of business at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206 ("Imagine"), and (ii) RIVERSIDE GROUP, INC., a Florida corporation, with its principal office and place of business at 7800 Belfort Parkway, Suite 100, Jacksonville, Florida 32256 ("Borrower").

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

     B. On or prior to the date of this Agreement, Imagine purchased or otherwise acquired from certain Original Note Holders all of their respective rights, titles and interests in certain Original Notes (collectively, the "Notes" ; individually, the "Note"), the Credit Agreement, all other loan documents and security documents related thereto (collectively, the "Loan Documents") and the collateral securing the Notes. The term "Note" and "Notes" shall also include other Original Notes which Imagine acquires, if any, between the date of the original Forbearance Agreement and July 15, 2001.

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

     2.2 Agreement to Forbear. Imagine agrees that notwithstanding the existence of the default by the Borrower under the Notes as described in Section 1 above, it shall, until July 15, 2001, forbear from exercising its rights and remedies under the Notes, any of the other Loan Documents and applicable law and from demanding immediate repayment of the Notes. Except as set forth in this provision, nothing herein shall be deemed to constitute a waiver of any rights or remedies Imagine may have under the Notes or any of the other Loan Documents or under applicable law. Provided, however, this Agreement does not constitute any agreement to forbear with respect to any of the Original Notes other than those owned by Imagine as of the date of this Agreement and those acquired by Imagine between the date of the original Forbearance Agreement and July 15, 2001.

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

                            IMAGINE INVESTMENTS, INC.


                                       By:

                     Title: _______________________________

                                   ("Imagine")

                              RIVERSIDE GROUP, INC.

                                       By:

                           Title: C.E.O. and President

                                  ("Borrower")

                                                              EXHIBIT A

                                                     Notes and Amount of Notes

Holder                                                       Face Amount           2/15/01              2/15/01            2/15/01
                                                                                  Principal             Interest             Total

Cecil Altmann ...............................          $   1,000,000.00       $   950,000.00       $   109,700.10   $   1,059,700.10

Lovco, Inc. .................................                100,000.00            95,000.00            10,970.00         105,970.00

Creek Farms, Corp ...........................                150,000.00           142,500.00            16,455.01         158,955.01

East Adams ..................................                250,000.00           237,500.00            27,425.02         264,925.02

Ken Kirchner ................................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

Fred Schultz ................................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

Southern Farm Bureau
    Casualty Insur. Co. .....................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

American Centennial
    Insurance Co. ...........................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

Fujita Investment Co. .......................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

Midland Advisors(NA Insur) ..................              1,000,000.00           950,000.00           109,700.10       1,059,700.10




                              FORBEARANCE AGREEMENT








                                  July 15, 2001


                                TABLE OF CONTENTS


                                                                  -i-


1.  Acknowledgment of Default..................................................1

2.  Forbearance................................................................2
         2.1  Reaffirmation of Existing Debt...................................2
         2.2  Agreement to Forbear.............................................2
         2.3  Interest Rate....................................................2

3.  Ratification...............................................................2

4.  Waiver of Trial by Jury....................................................2

5.  Attorney's Fees............................................................3

6.  Waiver of Automatic Stay...................................................3

7.  Confidentiality............................................................3

8.  Successors and Assigns.....................................................3

9.  Governing Law..............................................................3

10.  Entire Agreement..........................................................3






                              FORBEARANCE AGREEMENT

     This Forbearance Agreement (this Agreement) is made and shall be effective as of the 15th day of July, 2001, by and between: (i) Imagine Investments, Inc., a Delaware corporation, with its principal office and place of business at 8150 North Central Expressway, Suite 1901, Dallas, Texas 75206 ("Imagine"), and (ii) Riverside Group, Inc., a Florida corporation, with its principal office and place of business at 7800 Belfort Parkway, Suite 100, Jacksonville, Florida 32256 ("Borrower").

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

     B. On or prior to the date of this Agreement, Imagine purchased or otherwise acquired from certain Original Note Holders all of their respective rights, titles and interests in certain Original Notes (collectively, the "Notes" ; individually, the "Note"), the Credit Agreement, all other loan documents and security documents related thereto (collectively, the "Loan Documents") and the collateral securing the Notes. The term "Note" and "Notes" shall also include other Original Notes which Imagine acquires, if any, between the date of the original Forbearance Agreement and September 15, 2001.

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



                                                                             -2-

        2.  Forbearance.

     2.1 Reaffirmation of Existing Debt. Borrower acknowledges an confirms that:
(a) the outstanding unpaid principal balance of each Note as of the date hereof equal to the amount listed beside the Original Note Holder's name on Exhibit A attached hereto and incorporated herein by reference, (b) the Borrower's obligation to repay the outstanding principal amount of each Note is unconditional and not subject to any offsets, defenses or counterclaims, and (c) by entering into this Agreement, Imagine does not waive or release any term or condition of the Notes or the other Loan Documents or any of its rights or remedies under such Loan Documents or applicable law, except as set forth herein.

     2.2 Agreement to Forbear. Imagine agrees that notwithstanding the existence of the default by the Borrower under the Notes as described in Section 1 above, it shall, until September 15, 2001, forbear from exercising its rights and remedies under the Notes, any of the other Loan Documents and applicable law and from demanding immediate repayment of the Notes. Except as set forth in this provision, nothing herein shall be deemed to constitute a waiver of any rights or remedies Imagine may have under the Notes or any of the other Loan Documents or under applicable law. Provided, however, this Agreement does not constitute any agreement to forbear with respect to any of the Original Notes other than those owned by Imagine as of the date of this Agreement and those acquired by Imagine between the date of the original Forbearance Agreement and September 15, 2001.

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


                                       By:

                     Title: _______________________________

                                   ("Imagine")

                              Riverside Group, Inc.

                                       By:

                           Title: C.E.O. and President

                                  ("Borrower")










                                                                       EXHIBIT A

                                                       Notes and Amount of Notes


Holder                                                         Face                 2/15/01               2/15/01            2/15/01
                                                               Amount              Principal             Interest              Total

Cecil Altmann ...............................          $   1,000,000.00       $   950,000.00       $   109,700.10     $ 1,059,700.10

Lovco, Inc. .................................                100,000.00            95,000.00            10,970.00         105,970.00

Creek Farms, Corp ...........................                150,000.00           142,500.00            16,455.01         158,955.01

East Adams ..................................                250,000.00           237,500.00            27,425.02         264,925.02

Ken Kirchner ................................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

Fred Schultz ................................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

Southern Farm Bureau
    Casualty Insur. Co. .....................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

American Centennial
    Insurance Co. ...........................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

Fujita Investment Co. .......................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

Midland Advisors(NA Insur) ..................              1,000,000.00           950,000.00           109,700.10       1,059,700.10

