Form 10-Q
period 2001-09-30
RIVERSIDE GROUP INC/FL
filed 2001-11-14
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                                            Commission File
For Quarter Ended   September 30, 2001                      Number 0-9209
                  --------------------                             ------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 Florida                                59-1144172
--------------------------------------------            ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


7800 Belfort Parkway, Jacksonville, Florida               32256
-------------------------------------------               -----
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

On November 10, 2001, there were 4,767,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX


                                                                                      Page
PART I.        FINANCIAL INFORMATION                                                 Number
                                                                                     ------

        Item 1.   Financial Statements


                      Condensed Consolidated Balance Sheets as of
                      September 30, 2001 (Unaudited)
                      and December 31, 2000                                             3

                      Condensed Consolidated Statements of Operations
                      Three and nine months ended September 30,
                      2001 and 2000 (Unaudited)                                         4

                      Condensed Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2001
                      and 2000 (Unaudited)                                              5

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


                     Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)



                                                                                September 30,          December 31,
                                                                                    2001                   2000
                                                                               -------------          ------------

           ASSETS
Current assets:
  Cash and cash equivalents                                                    $          42           $      246
  Accounts receivable, less allowance for doubtful accounts of
     $23 at 2001 and $100 at 2000                                                        355                  234
  Investment in Greenleaf                                                                408                2,323
  Other investments                                                                       15                   60
  Notes receivable                                                                        16                   16
  Prepaid expenses                                                                        32                  438
                                                                                ------------           ----------
 Total current assets                                                                    868                3,317

Investment in Wickes                                                                  13,417               15,779
Investment in Buildscape                                                                (947)                (947)
Real estate held for sale                                                              4,730                6,682
Property and equipment, net                                                              117                  185
Other assets net of accumulated amortization of $7 at 2001
   and $12 at 2000                                                                        68                   85
                                                                                ------------           ----------
       Total assets                                                             $     18,253               25,101
                                                                                ============           ==========


       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                                             $     17,503           $   23,068
  Accounts payable                                                                       497                  470
  Accrued liabilities                                                                  2,912                1,684
  Current income tax liability                                                            33                  ---
                                                                                ------------           ----------
          Total current liabilities                                                   20,945               25,222

Long-term debt                                                                            67                  268
Other liabilities                                                                         95                   95
                                                                                ------------           ----------

          Total liabilities                                                           21,107               25,585

Commitments and contingencies (Note 5)

Stockholders' equity (deficit):
Common stock, $.10 par value; 20,000,000 shares authorized;
     4,767,123 issued and outstanding in 2001 and 2000                                   477                  477
Additional paid in capital                                                            16,501               16,492
Accumulated other comprehensive income                                                   365                2,325
Retained earnings (deficit)                                                          (20,197)             (19,778)
                                                                                -------------          -----------

    Total stockholders' equity (deficit)                                              (2,854)                (484)
                                                                                ------------           ----------

          Total liabilities and stockholders' equity (deficit)                  $     18,253           $    25,101
                                                                                =============          ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (unaudited)
                     (in thousands except per share amounts)




                                                      Three Months Ended Sept. 30,                Nine Months Ended Sept. 30,
                                                  -----------------------------------        -----------------------------------
                                                      2001                  2000                  2001              2000
                                                   -------------        -----------          -----------          ---------


Revenues:
     Sales and service revenues                   $       199         $      500         $     1,012        $      1,248
     Other investment income (losses)                       6                (22)                (24)                (49)
     Gains on real estate                                  --                153               3,916                 150
     Gains on Greenleaf shares                             --                331                  77               1,413
     Gains (losses) on Wickes shares                       (4)                (7)                (72)                 77
     Other operating income                                26                 43                 237                  90
                                                 -------------       ------------         -----------       -------------
                                                          227                998               5,146               2,929
                                                 -------------       ------------         -----------       -------------

Costs and expenses:
     Direct costs                                         119                281                 486                 569
     Provision for doubtful accounts                        3                  6                  20                  17
     Depreciation expense                                  24                 59                  87                 184
     Selling,general and administrative
        expense                                           223                401               1,050               1,564
     Interest expense                                     595                767               1,822               2,101
                                                 -------------        ------------        -----------        ------------
                                                          964              1,514               3,465               4,417
                                                 -------------        ------------        -----------        ------------

Earnings (losses) before income
  taxes and equity in earnings of
  related parties                                        (737)              (516)             1,681               (1,488)

     Equity in earnings (losses) of Wickes                108                629             (2,067)                (251)

     Current income tax (benefit) expense                 (14)                --                 33                   --

                                                --------------       ------------        -----------          -----------
     Net earnings (losses)                      $        (615)       $       113         $     (419)          $   (1,739)
                                                ==============       ============        ============         ===========


     Basic and diluted earnings
       (losses) per share:
     Earnings (losses) per share                $       (.13)        $      0.02         $      (.09)         $    (0.37)

     Weighted average number of shares
         used in computing basic earnings
          per share                                4,767,123           4,759,123           4,767,123           4,759,123

     Weighted average number of shares
         used in computing diluted
          earnings per share                       4,767,123           4,759,123           4,767,123           4,759,123





     See Accompanying Notes to Condensed Consolidated Financial Statements.

                Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                                                 For the Nine Months Ending Sept. 30,
                                                                               ---------------------------------------
                                                                                      2001                       2000
                                                                               ---------------               -----------


Operating Activities
    Net loss                                                                   $         (419)              $     (1,739)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation expense                                                                86                        151
       Amortization expense                                                                 1                         33
       Provision for doubtful accounts                                                    (20)                        17
       Gain on sale of fixed assets                                                       ---                          4
       Gains on real estate                                                            (3,916)                      (150)
       Gains on Greenleaf shares                                                          (77)                    (1,308)
       Losses (gains) on Wickes shares                                                     72                        (77)
       Equity in losses of Wickes                                                       2,067                        251
        Change in other assets and liabilities:
         Increase in accounts receivable                                                 (101)                       (93)
          Decrease (increase) in other assets                                             422                       (526)
          Increase (decrease) in accounts payable and accrued liabilities               1,314                       (554)
          Increase  (decrease) in other liabilities and current tax liabilities            33                         (6)
                                                                               ---------------              -------------
      Net Cash Used in Operating Activities                                             (538)                     (3,997)
                                                                               ---------------              -------------


Investing Activities
       Purchase of property, plant and equipment                                         (13)                        (20)
       Property, plant and equipment                                                      ---                          4
       Sale of investments:
         Sale of real estate held for sale                                              5,863                      2,381
         Sale of Greenleaf shares                                                          77                      1,309
         Sale of Wickes shares                                                            223                        468
                                                                               ---------------             --------------
       Net Cash Provided by Investing Activities                                        6,150                      4,142
                                                                               ---------------             --------------

Financing Activities
          Repayment of debt                                                            (5,825)                      (513)
          Repayment of borrowings                                                         ---                        222
          Purchase of ESOP shares                                                           9                        ---
                                                                               ---------------             --------------
       Net Cash Used In Financing Activities                                           (5,816)                      (291)
                                                                               ---------------             --------------


          Net  Decrease in Cash and Cash Equivalents                                     (204)                      (146)
          Cash and cash equivalents at beginning of period                                246                        277

                                                                               ---------------             --------------

          Cash and cash equivalents at end of period                           $           42              $         131
                                                                               ===============             ==============

Supplemental schedule of cash flow information:

          Non-cash compensation expense (Greenleaf options)                    $          ---              $         105
          Non-cash debt                                                                    59                        ---


     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Financial Statement Presentation
        -----------------------------------------

     The condensed consolidated financial statements present the financial position, results of operations, and cash flows of Riverside Group, Inc. and its wholly-owned and subsidiaries (the "Company" or Riverside").

     The condensed consolidated balance sheets as of September 30, 2001, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001, and for all periods presented, have been made. The results for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

          Recently Issued Accounting Pronouncements
          -----------------------------------------

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the Fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.


     The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

    Comprehensive Income
    --------------------

     Total comprehensive loss for the nine months ended September 30, 2001 was $2,379,000. Changes in the components of other comprehensive income for the first nine months of 2001 are as follows:
                                                           Unrealized
                                                            Gains on
                                                           Securities
                                                        --------------

Balance at December 31, 2000                            $   2,325,000


Change during the first nine months of 2001                (1,960,000)
                                                        --------------

Balance at September 30, 2001                           $     365,000
                                                        ==============

         Earnings Per Share
         ------------------

     Basic and diluted earnings per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding during each period (4,767,123 and 4,759,123 shares during the three and nine months ending September 2001 and 2000, respectively). In periods where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted earnings per share as it would have an anti-dilutive effect on earnings per share. In addition, during the third quarter of 2000, options to purchase 50,000 shares were not included in the diluted earnings per share since the options' exercise price were greater than the average market price.

2.       INVESTMENT IN WICKES, INC. ("Wickes")
         --------------------------------------

         As of September 30, 2001, Riverside beneficially owned 2,860,243 shares of Wickes' common stock, which constituted 35% of Wickes' outstanding voting and non-voting common stock.

Summary financial information of Wickes follows (in thousands):

                                                                (unaudited)
                                                               Sept. 29, 2001          Dec. 30, 2000
                                                               --------------          -------------

Balance Sheet Data:
    Current assets                                             $    249,137            $   205,110
    Total assets                                                    347,835                300,936
    Current liabilities                                              90,272                 63,209
    Long-term debt                                                  224,721                200,403
    Other long-term liabilities                                       3,904                  3,428
    Common stockholders' equity                                $     28,938            $    33,896

                                                      Three Months Ended                      Nine Months Ended
                                               ----------------------------------     -----------------------------------

                                               (unaudited)          (unaudited)          (unaudited)          (unaudited)
                                                 Sept. 29,           Sept. 23,            Sept. 29,            Sept. 23,
                                                   2001                 2000                 2001                 2000
                                               --------------       ------------       -------------       --------------
Income Statement Data:
  Net sales                                    $     295,307      $      282,743       $    754,226        $    779,566
  Cost of sales                                      234,055             220,170            592,406             610,883
      Gross profit                                    61,252              62,573            161,820             168,683
  Selling, general & administrative                   55,060              53,329            153,677             150,929
  Interest expense                                     5,417               6,163             16,811              18,176
  Other income                                          (710)               (784)            (1,823)             (2,152)
  Income (loss) before income tax                      1,485               3,865             (6,845)              1,730
      Net income (loss)                        $         796      $        2,136       $     (4,813)       $        469


3.       INVESTMENT IN BUILDSCAPE, INC. ("Buildscape")
         ---------------------------------------------

     As of September 30, 2001, the Company owned (before Buildscape's employee stock options) 40.11% of Buildscape on a fully converted basis. As of September 30, 2001, Buildscape owned 87.5% membership interest in Buildscape, LLC.


        Summary financial information of Buildscape follows (in thousands):

                                                       (unaudited)
                                                     Sept. 30, 2001                December 31, 2000
                                                     --------------                -----------------

Balance Sheet Data:
    Current assets                                  $          658                 $            818
    Total assets                                             4,135                            4,675
    Current liabilities                                     17,977                            2,711
    Common stockholders' equity                     $      (11,786)                $            577




                                                       Three Months Ended                     Nine Months Ended
                                               -----------------------------------    ----------------------------------

                                               (unaudited)       (unaudited)          (unaudited)        (unaudited)
                                                 Sept. 30,          Sept. 30,           Sept. 30,          Sept. 30,
                                                   2001                2000                2001               2000
                                               --------------    -----------------    ---------------    ---------------


Income Statement Data:
  Net sales                                    $         281      $           326     $        1,211      $         575
  Cost of sales                                          348                  294              1,188                490
      Gross profit                                      (67)                   32                 23                 85
  Selling, general & administrative                    6,382                3,733             21,276              9,189
  Other expenses (income)                                164                  153                223               (128)
  Loss before minority interest                       (6,613)              (3,854)           (21,476)            (8,976)
  Minority interest                                    1,829                  ---              8,216                ---
      Net loss                                 $      (4,784)     $        (3,854)     $     (13,260)     $      (8,976)


4.      INVESTMENT IN GREENLEAF
        -----------------------

          In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" 10,200,000 and 5,665,508 shares of the Company's common stock in Greenleaf are classified as available for sale at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, the cost basis is $0 and the estimated fair market value is $408,000, resulting in gross unrealized gains of $408,000. At December 31, 2000, the cost basis is $0 and the estimated fair market value is $2,323,000, resulting in gross unrealized gains of $2,323,000. At December 31, 2000, sales of Greenleaf shares were restricted under the provisions of Securities and Exchange Commission ("SEC") Rule 144. The Company has received a legal opinion that the shares of Greenleaf may now be sold under SEC Rule 144(k). Accordingly, at September 30, 2001, the total number of Greenleaf shares owned by the Company have been classified as available for sale and marked to market. No taxes have been provided as the Company has available net operating loss carryforwards and strategies, which would result in no tax liability upon the sale of these securities. The remaining 4,834,492 Greenleaf shares at December 31, 2000, were restricted under the provisions of Rule 144 and were not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115. Accordingly, these restricted shares were not reported at fair value at December 31, 2000, but rather were recorded at their cost basis of zero.

     At December 31, 2000, the calculated market value of the Company's shares (including the shares held in escrow) in Greenleaf was approximately $4.3 million based on Greenleaf's stock price of $.41 per share on the Over-the-Counter Pink Sheets.

     At September 30, 2001, the Company's investment in Greenleaf consisted of 8,810,000 common shares, 1,390,000 escrow shares and a five year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. The Company has transferred the right to exercise 84,151 of these options to employees.

5.        COMMITMENTS AND CONTINGENCIES
          -----------------------------

     The Company is not aware of any legal proceedings that will have a material adverse effect on the Company.

     In connection with the sale of Dependable Insurance Company, Inc. ("Dependable") in 1995, (a former property and casualty insurance company of the Company), the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. The terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. In 1995, in connection with the sale of Dependable, the Company established a reserve for $300,000 for future losses. Since the Company has not experienced losses on this business, the Company released $75,000 and $150,000 of the reserve in 1999 and 1998, respectively. The Company's reserve at September 30, 2001 is $75,000, which the Company believes is sufficient for any potential future losses. Although future loss development may occur over a number of years, the Company believes, based on all information presently available, that indemnities for any losses that may occur will not have a material adverse effect on the Company's financial position or results of operations.

     In connection with the sale of its mortgage lending operation in 1997, the Company agreed to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 62,500 shares of its Wickes' common stock pledged as collateral for this indemnification obligation. The Company has been notified of a potential liability under its indemnity and is in negotiation to settle this. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operation.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has historically had net losses and as of September 30, 2001 and December 31, 2000, the Company's current liabilities exceeded its current assets. In addition, at September 30, 2001, the Company's total liabilities exceeded its total assets by $2,854,000. These factors among others, may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

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

     The Company is primarily a holding company, which derives its financial resources through asset sales. At September 30, 2001, such assets consist of 87 acres of land located within Smyrna, Georgia, 2,860,243 shares of Wickes common stock and 8,810,000 shares of Greenleaf common stock, all of which are pledged as collateral on the Company's debt agreements. The Company's debt agreements require the proceeds from the sale of these assets be used to pay principal and interest on the related indebtedness. Accordingly, unless the note holders release these assets, the sale of such assets will not generate resources to be used to pay other current obligations or to pay operating expenses until the debt has been repaid in full. The Company's additional 1,390,000 shares of Greenleaf common stock are held in escrow and the release of any sales proceeds from these shares is subject to consent of the Greenleaf escrow manager.

     The Company is vigorously pursuing the sale of its Georgia property which management believes may be sufficient to payoff the mortgage debt and reduce the balance of the 11% Secured Notes. The Company is also negotiating with its note holders to restructure its various debt agreements to establish satisfactory repayment terms and to release a portion of the Greenleaf shares held as collateral under the notes, allowing sales proceeds to be used to pay operating costs. The Company believes that corporate assets have adequate value to cover liabilities and management is evaluating all options on liquidating assets and investments to meet the debt requirements. If the Company is unsuccessful in these efforts, it may file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and operate its businesses as debtors in possession under the supervision of the Bankruptcy Court.

6.  LONG-TERM DEBT
    ------------------

     Consolidated long-term debt is comprised of the following as of September 30, 2001 (in thousands):

Collateralized notes                                          $      9,500

Wickes promissory note                                                 402

Imagine loan                                                         2,022

Mortgage debt                                                        5,612

Other debt                                                              34
                                                               ------------
Long-term debt                                                      17,570

Less current maturities                                            (17,503)
                                                               ------------
Total long-term debt less current maturities                  $         67
                                                               ============

Collateralized Notes ("the 11% Secured Notes")

     The Company failed to make the required payment on its 11% Secured Notes which was due December 31, 2000. The Company received notice from the agent for the note holders declaring all amounts outstanding under the notes immediately due and payable. The Company was also advised that the agent would immediately commence foreclosure proceedings on the collateral securing the notes. The collateral includes certain real estate assets of Riverside and shares of Wickes and Greenleaf.

     In March 2001, Imagine purchased a majority of the Company's 11% Secured Notes from the holders of these 11% Secured Notes. As a result of this action, the agent for the note holders cancelled the foreclosure sales mentioned above. In August, 2001, Imagine, acquired the remaining 25% of the 11% Secured Notes, and now owns 100% of the Notes. Imagine and the Company are negotiating to restructure the debt. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt, and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek reorganization under applicable federal bankruptcy laws.

Wickes Promissory Note

     During 1998, 1999 and 2000, the Company was delinquent on the payment of principal and interest on its promissory note to Wickes. In September 1999, the Company paid this note current. In March 2000, the Company and Wickes renegotiated the terms of the note, deferring all principal payments due until April 1, 2001, including the delinquent principal payments for November 1999 and February 2000. The interest rate was increased to prime lending rate plus four percentage points. In July 2001, the Company paid Wickes the April 1, 2001 principal and interest payment. The Company is currently in default on the July and November 2001, principal and interest payments.

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

Mortgage Debt

     The failure to pay the 11% Secured Notes when due also constitutes a default under Riverside's $5.6 million mortgage loan obligations to American Founders. The mortgage lender has notified the Company that it has the right, but not the obligation, to defer exercising all or any of its rights under default, pending the outcome of negotiations between the Company and Imagine.


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

     On September 12, 2001, Buildscape, LLC executed a Second Amendment and Restated Note ("Amended Note"), under which Dow may make advances in the aggregate principal amount of $13,000,000 to Buildscape, LLC. Riverside executed a Guaranty for 35.1% of this Amended Note. If payments of principal and interest under the Amended Note are not paid, Dow may call the guaranty and Riverside may satisfy its obligation by transferring to Dow shares of its Buildscape common stock up to 1,014,000 shares.


7.       INCOME TAXES
         ------------

     The Company's effective tax rate was 2% for the three and nine months ended September 30, 2001 and 0% for the three and nine months ended September 30, 2000.

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


                                Lines of Business

     The following table sets forth certain financial data for the three and nine months ended September 30, 2001 and 2000, respectively, for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. The "Parent Group" includes real estate, parent company operations and all eliminating entries for inter-company transactions. The Company accounted for its investment in Wickes and Buildscape under the equity method for the three and nine months ended September 30, of 2001 and 2000, respectively.





                                                      Three Months Ended                      Nine Months Ended
                                               ---------------------------------        ------------------------------

                                                 Sept. 30,         Sept. 30,             Sept. 30,        Sept. 30,
                                                   2001               2000                  2001             2000
                                               --------------   ----------------        -------------   --------------
                                                        (in thousands)                         (in thousands)

Sales:
  Cybermax                                    $          199    $           500         $      1,012     $      1,248
  Parent Group                                           ---                ---                  ---              ---
                                              --------------    ---------------        -------------    -------------
          Total                               $          199    $           500         $      1,012     $      1,248
                                               ==============    ===============        =============    =============

Direct costs:
  Cybermax                                    $          119    $           281         $        486     $        569
  Parent Group                                           ---                ---                  ---              ---
                                               --------------    ---------------        -------------    -------------
         Total                                $          119     $          281          $       486     $        569
                                               ==============    ===============        =============    =============

Other operating income:
  Cybermax                                    $           26     $            1         $         26     $         13
  Parent Group                                           ---                 42                  211               77
                                               --------------    ---------------        -------------    -------------
          Total                               $           26     $           43         $        237     $         90
                                               ==============    ===============        =============    =============

Investment income and realized
gains/(losses):
  Cybermax                                    $           --     $          ---         $        ---     $        ---
  Wickes(1)                                               (4)                (7)                 (72)              77
  Parent Group                                             6                462                3,969            1,514
                                               --------------    ---------------        -------------    -------------
          Total                               $            2     $          455         $      3,897     $      1,591
                                               ==============    ===============        =============    =============

Expenses:
  Cybermax                                    $          186     $          334         $        824     $      1,218
  Parent Group                                            64                132                  333              529
                                               --------------    ---------------        -------------    -------------
          Total                               $          250     $          466         $      1,157     $      1,747
                                               ==============    ===============        =============    =============

Interest expense:
  Cybermax                                    $          ---     $          ---         $        ---     $        ---
  Wickes(2)                                              408                411                1,208            1,059
  Parent Group                                           187                356                  614            1,042
                                               --------------    ---------------        -------------    -------------
         Total                                $          595     $          767         $      1,822     $      2,101
                                               ==============    ===============        =============    =============

Earnings(loss) before income taxes
  and equity in related parties:
  Cybermax                                    $         (80)     $         (114)         $      (272)     $      (526)
  Wickes(3)                                            (411)               (411)              (1,280)            (975)
  Parent Group                                         (246)                  9                3,233               13
                                               --------------    ---------------        -------------    -------------
          Total                               $        (737)     $         (516)         $     1,681     $     (1,488)
                                               ==============    ===============        =============    =============

Identifiable assets:
  Buildscape(3)                                         (947)              (947)                (947)            (947)
  Cybermax                                               313                585                  313              585
  Wickes(3)                                           13,417             15,157               13,417           15,157
  Parent Group                                         5,470             12,622                5,470           12,622
                                               --------------    ---------------        -------------    -------------
          Total                               $       18,253     $       27,417         $     18,253     $     27,417
                                               ==============    ===============        =============    =============

(1) Includes (losses) gains of $(4,000) and $(7,000) on the sale of Wickes stock during the three months ended September 30, 2001 and 2000, respectively, and $(72,000) and $77,000 for the nine months ended September 30, 2001 and 2000, respectively.

(2) Includes an interest allocation from Riverside on its 11% Secured Notes of $408,000 and $411,000 for the three months ended September 30, 2001 and 2000, respectively, and $1,208,000 and $1,059,000 for the nine months ended September 30, 2001 and 2000, respectively.

(3) The Company's balance sheet and statements of operations reflect the Company's investment in Wickes and Buildscape under the equity method.


The following table sets forth information concerning the results of Cybermax for the three and nine months ended September 30, 2001 and 2000, respectively:
(in thousands)

                                          Three Months Ended Sept. 30,                  Nine Months Ended Sept. 30,
                                        ----------------------------------            --------------------------------

                                              2001                   2000                  2001                  2000
                                            --------              ---------             ---------             ---------


Sales                                   $      199            $       500          $      1,012          $      1,248
Direct costs                                   119                    281                   486                   569
                                           --------              ---------            ----------            ----------
          Net profit                            80                    219                   526                   679
Selling, general and administrative            176                    289                   757                 1,081
Depreciation and amortization                   10                     45                    67                   137
                                           --------              ---------            ----------            ----------
          Total expenses                       186                    334                   824                 1,218
Other operating income                          26                      1                    26                    13
                                           --------              ---------            ----------            ----------
Net loss                                 $     (80)            $     (114)          $      (272)          $      (526)
                                           ========              =========            ==========            ==========



     Revenues for the third quarter of 2001 were $199,000 compared to $500,000 for the comparable period in 2000. Revenues for the third quarter of 2001 include $97,000 of e-Commerce solutions sales, $74,000 of e-Learning sales and $28,000 of network services. Revenues for the third quarter of 2000 include $400,000 of e-Commerce solution sales, $10,000 of equipment sales, $14,000 of multi-media solutions sales and $76,000 of network services.

     The direct costs for the third quarter of 2001 include $75,000 of e-Commerce solutions sales, $17,000 of e-Learning sales and $27,000 of network services. The direct costs for the third quarter of 2000 include $183,000 of e-Commerce solutions sales, $32,000 of multi-media sales, $10,000 of equipment sales, $55,000 of network services and $1,000 of miscellaneous costs.

     Selling, general and administrative expenses ("SG&A") decreased for the third quarter of 2001 to $176,000 compared to $289,000 for the third quarter of 2000. The primary reason for this decrease was the reduction of the personnel in 2001.

     Revenues for the first nine months of 2001 were $1,012,000 compared to $1,248,000 for the comparable period in 2000. Revenues for the first nine months of 2001 include $555,000 of e-Commerce solutions sales, $298,000 of e-Learning sales, $73,000 of multi-media solution sales and $86,000 of network services. Revenues for the first nine months of 2000 include $952,000 of e-Commerce solutions sales, $96,000 of equipment sales, and $21,000 of multi-media solutions sales and $179,000 of network services.

     The direct costs for the first nine months of 2001 include $274,000 of e-Commerce solutions sales, $137,000 of e-Learning sales, $15,000 of multi-media sales and $60,000 for network services. The direct costs for the first nine months of 2000 include $320,000 of e-Commerce solutions sales, $31,000 of multi-media sales, $133,000 of network services, $68,000 of equipment sales and $17,000 of miscellaneous costs.

     Selling, general and administrative expenses decreased for the first nine months of 2001 to $757,000 compared to $1,081,000 for the first nine months of 2000. The primary reason for this decrease was the reduction of personnel in and legal expense in 2001 which was offset slightly by increases in contractual services, software services and marketing and advertising expense.

     In July of 2001, the Company entered into an agreement with Ennovative Commerce Solutions, Inc. ("Ennovative"), based in California, whereby effective July 1, 2001, Ennovative manages and operates the business of Cybermax, Inc. ("Cybermax"), a wholly owned subsidiary of the Company. Ennovative receives a management fee of 60% of the profits and is responsible for funding 60% of the losses of Cybermax as defined by the agreement. During the third quarter of 2001, Cybermax recorded miscellaneous income of $26,000 for Ennovative's share of Cybermax losses.


                                   Buildscape

     The Company's investment in Buildscape at September 30, 2001 and December 31, 2000 was a deficit of $947,000. Accordingly, the Company has not recorded its equity in Buildscape's losses since October 21, 1999. In addition, the Company recorded no gains during the three and nine months ended September 30, 2001 and 2000, relating to Buildscape's sale of unissued common stock and membership interest in Buildscape LLC.

     On September 12, 2001, Buildscape, LLC executed a Second Amendment and Restated Note ("Amended Note"), under which Dow may make advances in the aggregate principal amount of $13,000,000 to Buildscape, LLC. Riverside executed a Guaranty for 35.1% of this Amended Note. If payments of principal and interest under the Amended Note are not paid, Dow may call the guaranty and Riverside may satisfy its obligation by transferring to Dow shares of its Buildscape common stock up to 1,014,000 shares.

     See Note 3 to the Consolidated Financial Statements for summary unaudited financial information for Buildscape for the three and nine months ended September 30, 2001 and 2000.


                                     Wickes

     The Company's results of operations for the third quarter of 2001 include losses of $215,000 attributable to Wickes, compared to profits of $218,000 for the same period in 2000. The Company's results of operations include losses of $3,344,000 and $1,226,000 attributable to Wickes, for the nine months ended September 30, 2001 and 2000, respectively.

     For additional information regarding Wickes' financial statements, see the Wickes Form 10Q for the third quarter of 2001 filed by Wickes on November 13, 2001 with the Securities and Exchange Commission.


                      Parent Company and Other Subsidiaries

     The following discussion relates to the operations of the Parent Group, excluding the real estate operations.

     The Parent Group's non-interest operating expenses for the third quarter of 2001 decreased to $64,000 compared to $132,000 during the same period in 2000. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of its costs based on actual usage during a period. As a result, comparison between periods may not be meaningful.

     Revenues of the Parent Group (excluding sales and investment income) for the third quarter of 2001 and 2000 were $0 and $42,000, respectively.

     Interest expense (excluding interest allocation to Wickes for the Parent Company's 11% Secured Notes of $408,000 in 2001 and $411,000 in 2000) for the third quarter of 2001 and 2000, was $187,000 and $356,000, respectively. Interest expense consisted of $113,000 on the Company's mortgage debt, $65,000 on the Imagine loan and $9,000 on the Wickes promissory note, for the third quarter of 2001. Interest consisted of $284,000 on the Company's mortgage debt, $62,000 on the Imagine loan and $10,000 on the Wickes promissory note, for the third quarter of 2000. The Company expects the interest expense to continue decreasing in 2001, due to a lower principal balance on the Company's mortgage debt.

     The Parent Group's non-interest operating expenses for the first nine months of 2001 decreased to $333,000 compared to $529,000 during the same period in 2000. The primary reason for the decrease is the compensation expense recorded on the transfer of Greenleaf common stock options to certain employees during the second quarter of 2000. In the same quarter of 2000, the Company recorded income of approximately $105,000 included in net realized investment gains, which represents the value of the shares transferred and an offsetting compensation expense of approximately $105,000. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of its costs based on actual usage during a period. As a result, comparison between periods may not be meaningful.

       Revenues of the Parent Group (excluding sales and investment income) for the first nine months of 2001 and 2000 were $211,000 and $77,000, respectively.

     Interest expense (excluding interest allocation to Wickes for the Parent Company's 11% Secured Notes of $1,208,000 in 2001 and $1,059,000 in 2000) for
the first nine months of 2001 and 2000, was $614,000 and $1,042,000 respectively. Interest expense consisted of $386,000 on the Company's mortgage debt, $195,000 on the Imagine loan and $33,000 on the Wickes promissory note, for the first nine months of 2001. Interest consisted of $828,000 on the Company's mortgage debt, $178,000 on the Imagine loan and $36,000 on the Wickes promissory note, for the first nine months of 2000. The Company expects the interest expense to continue decreasing in 2001, due to a lower principal balance on the Company's mortgage debt.


                            Real Estate Held for Sale

     The Company's real estate held for sale at September 30, 2001 consists of $4,722,000 in Georgia properties, and $8,000 in other states. Investments in real estate held for sale are carried at the lower of cost or fair value. As a result, the Company's investment in real estate is carried at cost. Included in the real estate held for sale are approximately 87 acres of land located within Highlands Park in Smyrna, Georgia.

     The Company had no sales of its real estate investments during the third quarter of 2001. During the third quarter of 2000, the Company sold 8.8 acres of its Georgia property for $861,000, and recorded a gain of $153,000 on the sale.

     During the first nine months of 2001, the Company sold 41 acres of its Highlands property for approximately $6,389,000. The Company recorded gains of approximately $3,916,000 on these sales. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest. During the first nine months of 2000, the Company sold 8.8 acres of its Georgia property for $861,000, and recorded a gain of $153,000 on the sale and 6.83 acres of its Florida property for $1,636,000, and recorded a loss of $3,000 on the sale.
During the fourth quarter of 1999, the Company had established a reserve for $278,000 on this property.

                                    Greenleaf

     The Company had no sales of its Greenleaf common stock for the third quarter of 2001. Compared to the third quarter of 2000, when the Company sold 227,000 shares of its Greenleaf common stock for approximately $309,000, resulting in gains of approximately $309,000. All of the proceeds from the sales in 2000 were used to pay principal and interest on the Company's 11% Secured Notes. The Company had no sales of its Greenleaf escrow shares during the third quarter of 2001. During the third quarter of 2000, the Company sold 40,000 shares of its Greenleaf escrow shares for approximately $45,000, of which $22,500 was paid to Greenleaf.

     During the first nine months of 2001, the Company sold 300,000 shares of its Greenleaf common stock for approximately $77,000 resulting in gains of approximately $77,000. Compared to the first nine months of 2000, when the Company sold 770,000 shares of its Greenleaf common stock for approximately $1,286,000, resulting in gains of approximately $1,286,000. The agent for the 11% Note holders allowed the proceeds of the sales to date in 2001 released to the Company to cover operating costs. The Company had no sales of its Greenleaf escrow shares during the first nine months of 2001. During the first nine months of 2000, the Company sold 40,000 shares of its Greenleaf escrow shares for approximately $45,000, of which $22,500 was paid to Greenleaf.

     For additional information regarding Greenleaf financial statements, see the Greenleaf Form 10-SB filed by Greenleaf on January 19, 2001 with the Securities and Exchange Commission.

                                  Income Taxes

     The Company's effective tax rate was 2% and 0% for the three and nine months ended September 30, 2001 and 2000, respectively. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits, which will be realized upon sale or subsequent increase in GAAP basis of this investment.

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

        Cash Used in Operations
        -----------------------

     During the third quarter of 2001, the Company used approximately $5,000 of cash for its operations, including $83,000 of cash used for the operations of Cybermax and $78,000 of cash provided by the operations of the Parent Company.

     During the first nine months of 2001, the Company used approximately $538,000 of cash for its operations, including $235,000 of cash used for the operations of Cybermax and $303,000 of cash used for the operations of the Parent Company.

        Cash Provided by Investing Activities
        -------------------------------------

     During the third quarter of 2001, the Company sold 2,000 shares of its Wickes stock for approximately $8,000.

     During the first nine months of 2001, sales of the Company's real estate investments generated approximately $5,863,000 of cash. These proceeds were used to reduce the real estate debt. During the first nine months of 2001, the Company sold 50,800 shares of its Wickes stock for approximately $223,000. The proceeds from these sales were used to cover the operations of Cybermax and the Parent Company. The Company also sold 300,000 shares of its Greenleaf stock for approximately $77,000 during the first nine months of 2001. The proceeds from these sales were used to cover the operations of Cybermax and the Parent Company.

        Cash Used in Financing Activities
        ---------------------------------

     As of September 30, 2001, the Company mortgage debt is approximately $5,612,000.

     During the first nine months of 2001, the Company reduced the principal balance of its mortgage debt by approximately $5,733,000.

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

     In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" 10,200,000 and 5,665,508 shares of the Company's common stock of Greenleaf are, and were, respectively, classified as available for sale at September 30, 2001, and the remaining 4,834,492 Greenleaf shares at December 31, 2000, were restricted under the provisions of Rule 144 promulgated under the Securities and Exchange Act of 1934 and were not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115. Accordingly, these restricted shares were not reported at fair value at December 31, 2000, but rather are recorded at their cost basis of zero. The unrealized gain at September 30, 2001, of $408,000 has decreased to $163,200 at November 10, 2001 due to a decrease in the market price of the underlying equities. The market demand directly impacts the Company's ability to sell these securities which effects realized gains and cash flow. Historically, all proceeds from the sale of these securities have been applied to reduce debt. However, in August Imagine allowed the Company to use the proceeds for operating costs. The increase in cash flow improves the Company's ability to repay its debt and support operations. While the Company cannot influence or control the fluctuations in market price of the equities, management observes the price and demand on these equities on a daily basis in an effort to take advantage of any upswings in the market which presents favorable conditions to sell shares.

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



                                      Current           @ 90%            @ 75%
             (in thousands)            Value            Value            Value
             --------------            -----            -----            -----

Market price less sales expenses     $ 12,314         $ 11,083          $ 9,236
Realized gains                       $  7,648         $  6,417          $ 4,570
Cash flow net of mortgage debt       $  5,840         $  4,695          $ 2,977


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

Item 6.         Exhibits and Reports on Form 8-K

           4.1  (a)     Guaranty Agreement  dated  September 12, 2001 among the
                        registrant and Dow Chemical Company

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



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  ------------------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
  ----------------------------------
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date:  November 14, 2001














                        [RIVERSIDE GUARANTY AGREEMENT]

                                    GUARANTY


     THIS FIRST AMENDED AND RESTATED GUARANTY, dated as of September 12, 2001 (this "Guaranty"), by RIVERSIDE GROUP, INC., a Delaware corporation (the
"Guarantor"), for the benefit of THE DOW CHEMICAL COMPANY, a Delaware corporation (together with its successors and assigns, "Lender") in connection with a SECOND AMENDED AND RESTATED SECURED PROMISSORY NOTE from BUILDSCAPE, LLC., a Delaware limited liability company ("Borrower"), in favor of Lender and dated on even date herewith.

                                  R E C I T A L

     A. Borrower has executed a Second Amended and Restated Secured Promissory Note, dated on even date herewith, amending and restating the First Amended and Restated Secured Promissory Note dated June 28,2001, which in turn amended and restated the Secured Promissory Note dated April 12, 2001, in favor of Lender pursuant to which Lender may make Advances (as defined in the Note) to Borrower in the aggregate principal amount of up to $13,000,000 (said Note, together with all extensions, amendments, renewals, substitutions, consolidations or modifications thereof hereafter collectively called the "Note").

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

     NOW, THEREFORE, FOR GOOD AND VALUABLE CONSIDERATION, the receipt and sufficiency of which are hereby acknowledged, and to induce Lender to make the Advances evidenced by the Note, and to accept the Note and to consummate the transactions contemplated hereunder and thereunder, Guarantor hereby covenant and agree as follows:

     1. Guarantor hereby unconditionally and irrevocably guarantees to Lender and agrees for the benefit of Lender to be liable, as primary obligor and not merely as surety, jointly and severally with Borrower, for the due and punctual payment to Lender (whether upon acceleration or otherwise in accordance with the terms thereof) all of the aggregate unpaid principal amounts of each of the Advances, together with accrued interest thereon (collectively the "Loan"), as evidenced by the Note, but not to exceed Thirty-Five and One Tenth Percent ( 35.1%) of the aggregate amount outstanding (principal and interest) under the Loan. In addition, Guarantor hereby agrees to pay to Lender, on demand, all reasonable attorneys' fees and disbursements and court costs incurred in connection with enforcing Lender's rights against Guarantor under or in connection with this Guaranty, whether in litigation, in administrative, bankruptcy or reorganization proceedings affecting Borrower or Guarantor, in appeals therefrom, or otherwise (collectively, "Enforcement Costs"). This is a guaranty of payment and performance and not merely of collection. Guarantor's obligations hereunder shall be unconditional (and shall not be subject to any defense, setoff, deduction, counterclaim or recoupment whatsoever) irrespective of the genuineness, validity, regularity or enforceability of the Loan or any conduct of Borrower and/or Lender which might constitute a legal or equitable discharge of a surety, co-obligor, guarantor or guaranty. Guarantor shall, promptly upon the request of Secured Party and from time to time, execute acknowledgements, in form and substance reasonably satisfactory to Secured Party, stating that each Advance is covered by this Guaranty; failure to request any such acknowledgement shall not in any way prejudice the rights of Secured Party hereunder.

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

     9. Guarantor hereby represents, warrants, covenants and agrees as follows (the "Representations"):

     (a) This Guaranty constitutes the legal, valid and binding obligation of Guarantor, enforceable against Guarantor in accordance with its terms; and

     (b) Neither the execution or delivery of this Guaranty, nor the performance by Guarantor of the agreements, waivers and other terms and provisions hereof, will violate or conflict with the provisions of any agreement, instrument or other restriction of any kind to which Guarantor is a party, or by which Guarantor or any of Guarantor' properties are bound, or with any statute, law, decree, regulation or order of any governmental authority, nor will it result in a default under any agreement, or cause the acceleration of any obligation or loan to which Guarantor is a party.

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

     19. (a) ANY LEGAL SUIT, ACTION OR PROCEEDING AGAINST LENDER OR GUARANTOR ARISING OUT OF OR RELATING TO THIS GUARANTY SHALL BE INSTITUTED ONLY IN ANY FEDERAL OR STATE COURT IN NEW YORK, NEW YORK, PURSUANT TO ss. 5-1402 OF THE NEW YORK GENERAL OBLIGATIONS LAW, AND GUARANTOR WAIVE ANY OBJECTION WHICH THEY MAY NOW OR HEREAFTER HAVE TO THE FIXING OF VENUE (INCLUDING GROUNDS OF FORUM NON CONVENIENS) OF ANY SUCH SUIT, ACTION OR PROCEEDING, AND GUARANTOR HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUIT, ACTION OR PROCEEDING.
        (b) GUARANTOR AND LENDER EACH HEREBY ABSOLUTELY, IRREVOCABLY AND UNCONDITIONALLY WAIVES TRIAL BY JURY IN ANY LITIGATION, ACTION, CLAIM, SUIT OR PROCEEDING, AT LAW OR IN EQUITY, ARISING OUT OF, PERTAINING TO OR IN ANY WAY ASSOCIATED WITH (I) THE LOAN, (II) THIS GUARANTY, (III) THE RELATIONSHIP OF THE PARTIES HERETO AS LENDER AND GUARANTOR, (IV) THE NOTE, OR (V) THE ACTIONS OF GUARANTOR AND LENDER IN CONNECTION WITH ANY OF THE FOREGOING. GUARANTOR WAIVES ANY CLAIM FOR INDIRECT, PUNITIVE OR CONSEQUENTIAL DAMAGES AGAINST LENDER ARISING OUT OF, PERTAINING TO OR IN ANY WAY ASSOCIATED WITH THE LOAN. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS GIVEN KNOWINGLY AND VOLUNTARILY BY GUARANTOR, AND IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A TRIAL BY JURY WOULD OTHERWISE ACCRUE. LENDER IS HEREBY AUTHORIZED TO FILE A COPY OF THIS PARAGRAPH IN ANY PROCEEDING AS CONCLUSIVE EVIDENCE OF THIS WAIVER BY GUARANTOR.

     IN WITNESS WHEREOF, the undersigned Guarantor has executed and delivered this Guaranty, independent of any other guarantor and not relying upon or in consideration of the execution hereof by any other party, as of the date first written above.


                                                         GUARANTOR:


                                                         RIVERSIDE GROUP, INC.



                        By: ____________________________

                                                   Name:   Catherine J. Gray
                                                   Title:  Senior Vice President