Form 10-K
period 2001-12-31
RIVERSIDE GROUP INC/FL
filed 2002-04-01
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended
                                December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 16, 2002, the Registrant had 4,767,123 shares of common stock, par value $.10 per share, outstanding and the aggregate market value of outstanding voting stock (based on the last sale price on the OTC Bulletin Board) held by nonaffiliates parties was approximately $281,000 (includes the market value of all such stock other than shares beneficially owned by officers and directors and the Registrant's Employee Stock Ownership Plan and Trust).


                                TABLE OF CONTENTS

                                    Page No.
                                     PART I

 Item 1. Business...........................................................................................1
 Item 2. Properties.........................................................................................8
 Item 3. Legal Proceedings..................................................................................8
 Item 4. Submission of Matters to a Vote of Security Holders................................................8

                                     PART II

 Item 5. Market for Registrant's Common Equity
           and Related Stockholder Matters..................................................................8
 Item 6. Selected Financial Data............................................................................9
 Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................................11
 Item 7A.Quantitative and Qualitative Disclosure About Market Risk.........................................22
 Item 8. Financial Statements and Supplementary Data.......................................................22
 Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure............................................................22

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant...............................................24
 Item 11. Executive Compensation...........................................................................24
 Item 12. Security Ownership of Certain Beneficial Owners and Management...................................24
 Item 13. Certain Relationships and Related Transactions...................................................24

                                     PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................25
          (a) List of Financial Statements and Schedules Filed as a Part of this Report....................25
          (b) Reports on Form 8-K ... .....................................................................26
          Exhibits.........................................................................................27

 SIGNATURES................................................................................................31

 FINANCIAL STATEMENTS.....................................................................................F-1

 FINANCIAL STATEMENT SCHEDULES............................................................................S-1


                                     PART I

 Item 1. Business.

     Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside", also "Parent Company"), is a holding company focused through its wholly-owned subsidiary, Cybermax, Inc. ("Cybermax") and other equity investments in e-Commerce, e-Learning and Interactive Media solutions.

     The Company is engaged in the supply and distribution of building materials through its 35% equity investment in Wickes Inc. ("Wickes") and its 40% equity investment in Buildscape, Inc. ("Buildscape"). Wickes is a leading supplier and manufacturer of building materials in the United States, with 98 sales and distribution facilities and 26 manufacturing facilities located in states in the midwest, northeast and south. Buildscape provides e-Commerce services and building-related content to the home building profession.

     Unless the context indicates otherwise, the term "the Company" as used herein refers to Riverside and its wholly-owned subsidiaries.

                             Historical Development

     From 1986 through the first half of 1996, Riverside conducted life and property and casualty insurance operations. The property and casualty insurance operations were discontinued in 1993 and sold in September 1995. Riverside began disposing of its life insurance operations at the end of 1994 and, in June 1996, completed a merger of its remaining life insurance operations with a third party that resulted in the ownership by Riverside of a non-controlling interest in the third party. Riverside disposed of this interest on December 31, 1997.

     Riverside obtained its initial investment in Wickes in 1990 through the acquisition of American Founders Life Insurance Company, which at the time owned approximately 10% of Wickes' common stock. In 1993, as part of a Wickes recapitalization plan, including an initial public common stock offering, Riverside increased its beneficial ownership of Wickes' common stock to approximately 36%. On June 20, 1996, Riverside purchased from Wickes 2,000,000 newly issued shares of Wickes' common stock for $10,000,000 in cash. In 1998 and early 1999, Riverside sold 1,151,900 shares of its Wickes' common stock. As of March 15, 2002, Riverside beneficially owned 2,860,213 shares of Wickes' common stock, which constitutes 35% of Wickes' outstanding voting and non-voting common stock. See "Investment in Wickes."

     In January 1998, Riverside formed various operating subsidiaries, which acquired certain e-Commerce and advertising operations from Wickes. These subsidiaries included Cybermax and Buildscape. In October 1999, the Company decreased its ownership in Buildscape to 47%. In May 2000, the Company decreased its ownership in Buildscape to 40%. See "Buildscape."

     In February 1998, Riverside acquired the assets of Cybermax from a third party. See "Cybermax."

                                Lines of Business


     The following table sets forth certain financial data for the past three years for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. The "Parent Group" includes real estate, parent company and all eliminating entries for inter-company transactions. The Company accounted for its investment in Wickes under the equity method for 1999, 2000 and 2001. Buildscape's operations are consolidated with those of the Company and its subsidiaries through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the remainder of 1999,and all of 2000 and 2001.

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                2001                2000                    1999
                                                                ----                ----                    ----
                                                                               (in thousands)
                                                                               --------------
 Sales:
   Buildscape(1)                                       $               --    $                --    $             415
   Cybermax                                                         1,215                  1,774                1,171
   Parent Group                                                        --                     --                   34
                                                          ----------------      -----------------      ---------------
                         Total                         $            1,215    $             1,774    $           1,620
                                                          ================      =================      ===============

 Direct costs:
   Buildscape(1)                                       $               --    $                --    $             342
   Cybermax                                                           591                    945                  213
   Parent Group                                                        --                     --                    4
                                                          ----------------      -----------------      ---------------
                         Total                         $              591    $               945    $             559
                                                          ================      =================      ===============

 Other operating income:
   Cybermax                                            $               93    $                52    $              15
   Parent Group                                                       270                    136                   80
                                                          ----------------      -----------------      ---------------
                         Total                         $              363    $               188    $              95
                                                          ================      =================      ===============

 Investment income and realized
 Gains/(losses):
   Buildscape(1)                                       $               --    $                --    $               3
   Cybermax                                                            --                     --                3,994
   Wickes (2)                                                         (72)                    28                   --
   Parent Group                                                     6,610                  1,899                 (321)
                                                          ----------------      -----------------      ---------------
                         Total                         $            6,538    $             1,927    $           3,676
                                                          ================      =================      ===============

 Expenses:
   Buildscape(1)                                       $               --    $                --    $           4,485
   Cybermax                                                         1,067                  1,554                2,209
   Parent Group                                                       727                    823                  421
                                                          ----------------      -----------------      ---------------
                         Total                         $            1,794    $             2,377    $           7,115
                                                          ================      =================      ===============



                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                2001                  2000                  1999
                                                                ----                  ----                  ----
                                                                                 (in thousands)
                                                                                 --------------

 Interest expense:
   Buildscape(1)                                       $               --    $                --    $             174
   Cybermax                                                            --                     --                    3
   Wickes (2)(3)                                                    1,615                  1,466                1,407
   Parent Group                                                       738                  1,400                1,058
                                                          ----------------      -----------------      ---------------
                         Total                         $            2,353    $             2,866    $           2,642
                                                          ================      =================      ===============

 Earnings (losses) before income taxes
 and equity in earnings(losses) of related parties:
   Buildscape(1)                                       $               --    $                --    $          (4,583)
   Cybermax                                                          (350)                  (673)               2,755
   Wickes (2)(3)                                                   (1,687)                (1,438)              (1,407)
   Parent Group                                                     5,415                   (188)              (1,690)
                                                          ----------------      -----------------      ---------------
                         Total                         $            3,378    $            (2,299)    $         (4,925)
                                                          ================      =================      ===============


 Identifiable assets:
   Buildscape(1)                                       $             (947)    $             (947)    $           (947)
   Cybermax                                                           295                    505                  556
   Wickes (2)                                                      12,506                 15,779               15,799
   Parent Group                                                     3,418                  9,764               10,775
                                                          ----------------      -----------------      ---------------
                         Total                         $           15,272    $            25,101    $          26,183
                                                          ================      =================      ===============

(1) After October 21, 1999, the Company's balance sheet and statements of operations reflect the Company's investment in Buildscape under the equity method. See Note 4 to the Company's Consolidated Financial Statements included elsewhere herein.

(2) The Company's balance sheet and statements of operations reflect the Company's investment in Wickes under the equity method for 2001, 2000 and 1999, respectively. See Note 2 to the Consolidated Financial Statements included elsewhere herein.

(3)     Includes $1,615,000,  $1,466,000 and $1,407,000 for an interest expense allocation from Riverside on its 11% Secured Notes for 2001, 2000 and 1999, respectively.

 Internet and E-Commerce Operations

     Effective January 15, 1998, Riverside acquired certain operations of Wickes that Wickes had determined to discontinue as a result of its plan to streamline operations and focus primarily on its core professional builder business. The operations transferred included e-Commerce and advertising on the Internet. The consideration given or to be given by Riverside to Wickes in the transaction consists of Riverside's three-year $871,844 unsecured promissory note and future payments of ten percent of the transferred operations' net income (subject to a maximum of $430,000). The Company has not made any payments under this agreement since these operations have only incurred losses.

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

         Buildscape

     The Company provides services to the e-Commerce market through its 40% equity investment in Buildscape. Buildscape provides home-building materials, service and commerce online to professionals in the home-building industry. Buildscape is considered to be a development stage company.

     On October 21, 1999, Imagine Investments, Inc. ("Imagine") made a $10 million investment in Buildscape by converting $3 million of debt into common stock, exchanging 520,000 shares of Riverside stock for Buildscape common stock and investing $5 million in Buildscape for preferred shares.

     In this transaction, Imagine acquired from Riverside 1,880,933 of Buildscape's then 5,000,000 outstanding shares of common stock in exchange for
(i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine. In connection with the transaction, because Imagine was granted the right to vote the Company's common shares on all matters with the exception of change in control, the Company began accounting for its investment in Buildscape under the equity method. The Company retained the remaining 3,119,067 outstanding shares of Buildscape's common stock. In addition, Buildscape issued to Imagine 1,666,667 shares of Buildscape's voting Series A Cumulative Convertible Preferred Stock ("Series A Shares") with a $5 million aggregate liquidation preference in exchange for $5 million. As a result of this transaction, the Company owned (before Buildscape employee stock options) 47% of Buildscape on a fully converted basis. Imagine owned 38% of the common and 100% of the preferred shares of Buildscape, or 53% on the same basis. The Company recorded a gain of $4.0 million on the transaction.

     In May 2000, Buildscape and The Dow Chemical Company ("Dow") entered into a strategic partnership in order to pursue the companies shared vision for a supply chain solution for the construction industry.

     On May 19, 2000,  Dow made an  investment of  approximately  $10 million in
Buildscape, pursuant to a stock purchase agreement, whereby Dow purchased 1,109,782 newly issued shares of Series B Cumulative Preferred Stock, "Series B Shares," par value $0.01 per share of Buildscape. Additionally, (i) Dow purchased 1,666,667 shares of Series A Shares, par value $0.01 per share, of Buildscape from Imagine; and (ii) Dow acquired an option to purchase 547,998 shares of common stock of Buildscape from Imagine. Upon the investment by Dow, the Company's voting rights in Buildscape reverted back from Imagine to the Company.

     On November 20, 2000, Dow agreed to invest up to $10 million in Buildscape, LLC for a 12.5% membership interest in Buildscape, LLC, which at the time was a wholly-owned subsidiary of Buildscape. As of December 31, 2000, Dow had invested $5 million and held a 6.25% membership interest and, as of March 31, 2001, Dow had invested the full $10 million and acquired the full 12.5% membership interest in Buildscape, LLC.

     In April 2001, Buildscape LLC entered into a loan agreement for $5 million with Dow and the Company executed a guaranty for 35.1% of the note. On September 12, 2001, Buildscape, LLC executed a Second Amendment and Restated Note ("Amended Note") under which Dow may make advances in the aggregate principal amount of $13,000,000 to Buildscape, LLC. Pursuant to the Company's guaranty, if principal and interest under the Amended Note are not paid, Dow may call the guaranty and the Company may satisfy its obligation by transferring to Dow shares of its Buildscape common stock up to 1,014,000 shares. Subsequently in November 2001, Dow entered into a new loan agreement with Buildscape, LLC for up to $10 million. The Company has not guaranteed this note. Concurrent with executing this note, Dow was granted an additional 12.5% interest in Buildscape, LLC.

     As a result of these transactions, as of December 31, 2001, the Company owned (before Buildscape's employee stock options) approximately 40% of Buildscape on a fully converted basis. Imagine owned 24% on a fully converted basis and Dow owned 100% of the preferred shares, and approximately 36% on a fully converted basis. As of December 31, 2001, Buildscape owned 75% and Dow owned 25% membership interest in Buildscape, LLC.

         Cybermax

     In February 1998, Riverside acquired the assets of Cybermax from a third party. Cybermax is a professional services company specializing in e-Commerce, e-Learning and Interactive Media solutions. Cybermax has built numerous "high profile" e-Commerce solutions for the building industry. To date, Cybermax has developed over 220 websites that are commerce enabled.

     Cybermax generated sales of approximately $1,215,000, $1,774,000 and $1,171,000 in 2001, 2000 and 1999, respectively. E-Commerce solutions accounted for approximately 59%, 76% and 50% of sales in 2001, 2000 and 1999, respectively.

 Customers

     In 2001, three customers, Orgill, Inc. ("Orgill"), Homeside Lending, Inc. and Buildscape accounted for approximately 57% of sales. One customer, Orgill accounted for approximately 17%, 27% and 53% of sales in 2001, 2000 and 1999, respectively. Cybermax has enjoyed a close business relationship with Orgill. Orgill, located in Memphis, Tennessee, is the largest privately owned wholesale hardware distributor in the United States. Cybermax is the lead e-Business solutions developer for Orgill, having designed, developed and supported www.Orgill.com since 1998. Orgill.com is a dealer Extranet (B-to-B), featuring Orgill's product inventory of over 64,000 items online for their dealers/retailers to view and order inventory. Cybermax has built five Orgill e-Business systems to date. In addition to Orgill.com, Cybermax has also built an online catalog for their dealers to link to their websites, called QuikShip, for B-to-C transactions. Another QuikShip system is "Special Order Center," which houses QuikShip in an in-store kiosk. HomeSource is another innovative product, which resides on a kiosk within an attended Design Center for in-store selection and order. The most recent development is "ProShip," which features an enhanced online catalog for "Pro" sales. Ancillary to Orgill's development, Cybermax has created over 100 Orgill dealer websites on a custom-designed basis.

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

     Cybermax's Interactive Media Solutions division primarily provides graphical support for e-Learning and e-Business, but also develops custom multimedia programs (interactive kiosks, sales presentations, computer-based training and 3D models/animations) for both commercial and government customers.

     Cybermax continues to seek out custom website development, incorporating full-commerce capabilities. Custom-developed sites encompass Internet (customers), Intranet (employees) and Extranet (partners and suppliers) features and functions, tied to comprehensive back office application modules.

     Cybermax has specialized in building Extranets/e-Commerce websites for participants in the building industry. The Company believes that this provides Cybermax with a significant competitive advantage.

     Cybermax has no material patents, trademarks, licenses, franchises, or concessions other than the name "Cybermax" and the trademark "Inspire."

     The operations of Cybermax are not affected by seasonality. However, economic conditions do affect the operations of Cybermax. During the second half of 2001, adverse economic conditions resulted in the reduction of marketing and advertising expenditures by companies in general. In addition, during the third quarter of 2001, the September 11, 2001 terrorist attacks amplified the general economic weakness, resulting in further reductions. Moreover, if economic conditions do improve, there can be no assurance that marketing and advertising expenditures will increase from its current level.

 Other Operations

         Investment in Wickes

     At December 31, 2001, the Company beneficially owned 2,860,243 shares of Wickes' common stock, which represents 35% of Wickes outstanding shares. For a description of the reduction by the Company of its percentage ownership in Wickes during 1999, 2000 and 2001, see Note 2 to the Consolidated Financial Statements included elsewhere herein.

     Wickes is a leading supplier and manufacturer of building materials in the United States. Wickes sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourself consumers ("DIY's") involved in major home improvement projects. At December 29, 2001, Wickes operated 98 sales and distribution facilities, as well as 26 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels and pre-hung door units principally in the midwest, northeast and southern regions of the United States.

         Investment in Greenleaf

     On September 30, 1998, the Company entered into and completed an agreement with Greenleaf Technologies Corporation ("Greenleaf"), based in Austin, Texas, whereby the Company acquired common shares of Greenleaf in exchange for 100% of the common stock of a former wholly-owned subsidiary of the Company. In January 2000, the Company and Greenleaf settled a dispute covering the terms of this transaction. Giving effect to the settlement, the Company received 10,000,000 shares of Greenleaf common stock and a five-year option to acquire an additional 2,000,000 shares for an exercise price of $.25 per share. In addition, another 3,000,000 shares have been placed in escrow to be used to fund mutually acceptable joint ventures related to technology, the Internet and related products to be owned in equal amounts by Greenleaf and the Company. See Note 3 to the Consolidated Financial Statements included elsewhere herein.

     At December 31, 2001, the calculated market value of the Company's shares (including the shares held in escrow) in Greenleaf was approximately $89,000, based on Greenleaf's stock price of $.009 per share on the Over-the-Counter Pink Sheets. However, after December 31, 2001, Greenleaf operations ceased. Accordingly, the Greenleaf common stock is permanently impaired. As such, the Company has written down the investment to $0 at December 31, 2001.

         Real Estate Operations

     As of December 31, 2001, Riverside's real estate held for sale includes $2,874,000 of land located in Georgia and $8,000 of land located in other states.

 Real Estate Held for Sale

     Included in the real estate held for sale at December 31, 2001 is approximately 48 acres of land located within Highlands Park in Smyrna, Georgia.

     Highlands. Highlands originally consisted of 1,000 acres and has been an active development since 1983 with approximately 952 acres being sold over the last 19 years. Highlands is a planned industrial development just outside of Atlanta, Georgia. The land is subdivided into numerous parcels planned for commercial, office and light industrial use. In its current state, the property has road frontage and access to county water, sewer, electricity, gas and telephone. In addition, many of the properties have been graded. Riverside completed sales totaling 77.1 acres in 2001 for approximately $10,368,000, 8.8 acres in 2000 for approximately $861,000 and .841 acres in 1999 for approximately $67,000.

     Belfort. Belfort originally consisted of approximately 28 acres of vacant and unimproved commercial land in Jacksonville, FL. In 2000, the Company sold its remaining 6.83 acres for approximately $1,636,000.

     Employees

     As of March 14, 2002, Riverside and its wholly-owned subsidiary had 9 full-time employees. The Company believes that it has maintained favorable relations with its employees. None of these employees are represented by a union or covered by a collective bargaining agreement.

Item 2. Properties.

          Riverside's   executive   offices  are  located  in  leased  space  in
          Jacksonville, Florida.

 Item 3. Legal Proceedings.

          The Company is not aware of any legal proceedings that will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.
                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock trades over-the-counter and is quoted on the OTC Bulletin Board under the trading symbol "RSGI." Prior to July 28, 1997, the Company's Common Stock was traded on the NASDAQ National Stock Market. From that date to July 8, 1999, the Company's Common Stock was traded on the NASDAQ
SmallCap Stock Market. As of March 26, 2002, there were 4,767,123 shares outstanding held by approximately 1,616 shareholders of record.

     The following table sets forth, for the periods indicated, the high and low bid quotation for the Company's Common Stock on the OTC Bulletin Board. Prices do not include retail markups, markdowns or commissions.

                                                                           High                  Low
                                                                           ----                  ---

                          2000:
                          First Quarter.........................     $      4.88           $      .88
                          Second Quarter.....................               5.63                 3.25
                          Third Quarter........................             4.13                 1.00
                          Fourth Quarter......................              2.75                  .56
                          2001:
                          First Quarter.......................       $      1.25           $      .70
                          Second Quarter.....................                .65                  .51
                          Third Quarter.......................               .51                  .15
                          Fourth Quarter......................               .22                  .08

     The Company did not pay any cash dividends on its common stock during the last two fiscal years and does not anticipate payment of such dividends for the foreseeable future. Payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and is dependent upon the Company's overall financial condition, capital requirements, compliance with contractual requirements, earnings and any other factors the Board of Directors may deem relevant. In addition, the terms of the Company's $2,022,000 loan from Imagine prohibit the payment of cash dividends without the prior approval of Imagine. See Note 7 to the Consolidated Financial Statements included elsewhere herein.

Item 6.     Selected Financial Data.

The following summary of certain consolidated financial data of the company is derived from the Company's Consolidated Financial Statements included elsewhere herein and should be read in conjunction with these financial statements, and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    Years Ended December 31,

                                                   2001          2000         1999(1)(5)       1998(5)         1997
                                                   ----          ----         --------       --------        --------

Revenues:
    Sales and service revenues               $       1,215  $      1,774  $       1,620   $    667,704   $    884,082
    Other investment losses                            (37)          (77)           (61)           (32)           (31)
    Gains (losses) on real estate                    6,565           360           (257)         1,338            897
    Gains on Greenleaf shares                           82         1,616             --             --             --
    Gains (losses) on Wickes shares                    (72)           28             --         (1,837)            --
    Gains on Buildscape shares (1)                      --            --          3,994             --             --
    Other operating income                             363           188             95          5,591         11,297
                                                -----------    ----------    -----------     ----------     ----------
           Total revenue                             8,116         3,889          5,391        672,764        896,245

Expenses:
    Cost of sales                                      591           945            559        510,106        681,056
    Provision for doubtful accounts                     25            97             91          1,904          2,148
    Depreciation,and amortization                      109           250            375          4,426          5,613
    Restructuring and unusual items (2)                 --            --             --          5,932           (559)
    Selling, general and administrative expenses     1,660         2,030          6,649        141,284        187,524
    Interest expense                                 2,353         2,866          2,642         19,264         24,525
                                                -----------    ----------    -----------     ----------     ----------
           Total expenses                            4,738         6,188         10,316        682,916        900,307

Equity in earnings (losses) of Wickes (3)           (2,979)          455          2,247            208             --

Equity in earnings  (losses) of related parties         --            --             --             --         (1,516)

Minority interest net of income taxes (3)               --            --             --            778            703

Income tax expense (4)                                  --            --             --         (3,398)          (946)
                                                -----------    ----------    -----------     ----------     ----------
Earnings (loss) from continuing operations             399        (1,844)        (2,678)       (12,564)        (5,821)

Loss from discontinued operations (5)                   --            --             --             --           (388)

                                                -----------    ----------    -----------     ----------     ----------
        Net income (loss)                    $         399  $     (1,844)  $     (2,678)   $   (12,564)   $    (6,209)
                                                -----------    ----------    -----------     ----------     ----------

(Loss) earnings per common share, after deducting preferred stock dividends and accretion:

(Loss) earnings from continuing operations   $        0.08  $      (0.39)  $      (0.52)   $     (2.41)   $     (1.12)
Loss from discontinued operations                       --            --             --             --          (0.07)
                                                -----------    ----------    -----------     ----------     ----------
Basic and diluted earnings (loss) per share  $        0.08  $      (0.39)  $      (0.52)   $     (2.41)   $     (1.19)
                                                -----------    ----------    -----------     ----------     ----------

Balance Sheet data (at year end):
    Total investments (3)(6)                 $      14,460  $     23,897   $     25,101    $    24,662    $    14,329
    Total assets (3)(6)                             15,272        25,101         26,183         26,402        313,905
    Total debt                                      13,593        23,336         23,627         22,116        219,426
    Total common stockholders'(deficit)equity       (2,427)         (484)           264          2,368         14,620
    Common shares outstanding                    4,767,123     4,767,123      4,767,123      5,287,123      5,287,123

Book value (deficit) per common share        $       (0.51)  $     (0.10)  $       0.06    $      0.45    $      2.77
Cash dividend declared per common share                --            --             --             --             --


(1) In 1999, the Company recorded a $4.0 million gain for the sale of 38% of Buildscape's common shares.

(2) In 1998, the Company recorded charges of $5.9 million for restructuring and unusual items for Wickes.

(3) Wickes' operations are consolidated with those of the Company and its subsidiaries through the third quarter of 1998. The Company accounted for its investment in Wickes under the equity method for the fourth quarter of 1998 and all of 1999, 2000 and 2001, respectively.

(4) In 1998, the Company recorded $3.0 million in deferred income tax expense. This increased the valuation allowance against its deferred tax assets (net of deferred tax liabilities) to 100%.

(5) In December  1997,  the Company  completed the sale of its mortgage  lending
operations.   Losses  of  $388,000  are  included  on  the  Company's  financial statements for 1997.

(6) Buildscape's operations are consolidated with those of the Company and its subsidiaries for 1998 and from January 1, 1999 to October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the remainder of 1999, 2000 and 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes contained elsewhere herein. Since the operations of Buildscape are consolidated with those of the Company and its subsidiaries for all of January 1, 1999 and through October 21, 1999 and accounted for under the equity method for the remainder of 1999, 2000 and 2001, respectively, comparisons between periods may not be meaningful in certain respects.

     FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The following discussion of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's ability to successfully restructure its 11% Secured Notes in a timely and reasonable matter, (ii) the success of and level of cash flow generated by Cybermax, (iii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iv) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, the value and liquidity of the Company's Greenleaf securities and the success of Cybermax and Buildscape, (v) the ability of the Company to raise funds through sales of Wickes common stock and Greenleaf securities and (vi) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions and conditions in the commercial real estate markets in Atlanta, Georgia. In addition to the factors described above, the Company's ability to sell Wickes common stock or Greenleaf securities would depend upon, among other things, the trading prices for these securities and, in light of the relatively low trading volume for these securities, the Company's ability to find a buyer or buyers for these securities in a private transaction or otherwise.

                                  The Company's
                              Results of Operations

         The Company reported results of operations for the years ended December 31, 2001, 2000 and 1999 as follows (in thousands):

                                                                        2001              2000                1999
                                                                   --------------     ------------        ------------

 Revenues:
   Sales and other income                                        $         1,541    $       1,885       $       1,654
   Gains (losses) on real estate                                           6,565              360               (257)
   Gains on Greenleaf shares                                                  82            1,616                  --
   Gains (losses) on Wickes shares                                           (72)              28                  --
   Gains on Buildscape shares (1)                                             --               --               3,994
                                                                   --------------     ------------        ------------
                                                                           8,116            3,889               5,391
 Cost and expenses:
   Direct costs                                                              591              945                 559
   SG&A and other expenses                                                 1,794            2,377               7,115
   Interest expense                                                        2,353            2,866               2,642
                                                                   --------------     ------------        ------------
                                                                           4,738            6,188              10,316

                                                                   --------------     ------------        ------------
 Earnings (losses) from operations (2)                                     3,378           (2,299)             (4,925)

 Equity in earnings (losses) of Wickes (3)                                (2,979)             455               2,247

                                                                   --------------     ------------        ------------
 Earnings (losses) before income taxes                                       399           (1,844)             (2,678)

 Income tax expense(benefit)                                                  --              --                  --

                                                                   --------------     ------------        ------------
 Net earnings (losses)                                           $           399    $      (1,844)       $     (2,678)
                                                                   ==============     ============        ============


(1) In 1999, the Company recorded a $4.0 million gain for the sale of 38% of Buildscape's common shares.

(2) Buildscape's operations are consolidated with those of the Company and its subsidiaries from January 1, 1999 to October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the remainder of 1999, 2000 and 2001, respectively.

(3) The Company acccounted for its investment in Wickes under the equity method for 1999, 2000 and 2001, respectively.

 Buildscape

     From January 1, 1999 to October 21, 1999, the consolidated financial statements of the Company included Buildscape. The following table sets forth information concerning the results of operations for Buildscape for January 1, 1999 to October 21, 1999 (in thousands):

                                                                   1999
                                                             -----------

  Sales                                                   $         415
  Cost of sales                                                     342
                                                             -----------
    Net profit                                                       73

  Selling, general and administrative expense                     4,343
  Depreciation and amortization                                     139
  Interest expense                                                  174
                                                             -----------
    Total expenses                                                4,656

                                                             -----------
  Net loss                                                $      (4,583)
                                                             ===========

     Buildscape had advertising revenue of $159,000 in 1999. Revenue generated from Buildscape's auctions and superstores was $256,000 in 1999.

     The Company's investment in Buildscape at December 31, 2001 and 2000 was a deficit of $947,000. Accordingly, the Company has not recorded its equity in Buildscape's losses since October 21, 1999. In addition, the Company recorded no gains during 2001 and 2000 relating to Buildscape's sale of unissued common stock and membership interest in Buildscape LLC.

     See Note 4 to the Consolidated Financial Statements for summary financial information for Buildscape for the years ended December 31, 2001, 2000 and 1999, respectively.

 Cybermax

     The following table sets forth information concerning the results of Cybermax (excluding its ownership of Buildscape) for 2001, 2000 and 1999, respectively (in thousands):

                                                              2001                  2000                 1999
                                                          -------------         -------------        --------------

Sales                                                  $         1,215       $         1,774      $          1,171
Direct costs                                                       591                   945                   213
                                                          -------------         -------------        --------------
  Net profit                                                       624                   829                   958

Selling, general and administrative expense                        991                 1,363                 2,053
Depreciation and amortization                                       76                   191                   156
Interest expense                                                    --                    --                     3
                                                          -------------         -------------        --------------
  Total expenses                                                 1,067                 1,554                 2,212

Other income                                                        93                    52                    15

                                                          -------------         -------------        --------------
  Net loss                                             $          (350)      $          (673)      $        (1,239)
                                                          =============         =============        ==============

     Cybermax's revenues for 2001 decreased 32% to $1,215,000, compared to $1,774,000 in 2000. Revenues for 2001 include $723,000 of e-Commerce solution sales, $305,000 of e-Learning sales, $72,000 of multi-media solution sales and $115,000 of network services. Revenues for 2000 include $1,343,000 of e-Commerce solution sales, $104,000 of multi-media solution sales, $96,000 of software and equipment sales, $110,000 of network services and $121,000 from Internet services. During the first half of 2001, Cybermax's revenues were $813,000, compared to $748,000 during the same period in 2000. During the second half of 2001, Cybermax's revenues were $402,000, compared to $1,026,000 during the same period in 2000. As a result of economic conditions, including the September 11, 2001 terrorist attacks, Cybermax saw a general decline in other companies' general expenditures for software, marketing and advertising, including marketing on the Internet.

     An additional factor contributing to the decline in Cybermax revenues was a transition in the management of operations. In June 2001, the Company entered into an agreement with Ennovative Commerce Solutions, Inc. ("Ennovative"), based in California, whereby, effective July 1, 2001, Ennovative would manage and operate the business of Cybermax. Ennovative receives a management fee of 60% of the profits and is responsible for funding 60% of the losses as defined by the agreement. During 2001, Cybermax recorded miscellaneous income of $92,400 for Ennovative's share of Cybermax losses.

Cybermax's direct costs for 2001 decreased to $591,000, compared to $945,000 in 2000. Direct costs for 2001 include $340,000 of e-Commerce solution sales, $142,000 of e-Learning sales, $15,000 of multi-media solution sales and $94,000 of network services. Direct costs for 2000 include $607,000 of e-Commerce solution sales, $70,000 of software and equipment sales, $78,000 of multi-media solution sales and $190,000 of Internet services. The primary reason for the decrease in direct costs is due to lower sales during the second half of 2001.

     Cybermax's revenues for 2000 increased 51% to $1,774,000, compared to $1,171,000 in 1999. Revenues for 2000 include $1,343,000 of e-Commerce solution sales, $96,000 of software and equipment sales, $104,000 of multi-media solution sales, $110,000 of network services and $121,000 from Internet services. Revenues for 1999 include $886,000 of e-Commerce solution sales, $73,000 of software and equipment sales, $42,000 of network services and $170,000 from Internet services. The increase in revenues is due primarily to the increase in sales and marketing efforts in 2000.

     Cybermax's direct costs for 2000 increased to $945,000, compared to $213,000 in 1999. Direct costs for 2000 include $607,000 of e-Commerce solution sales, $70,000 of software and equipment sales, $78,000 of multi-media solution sales and $190,000 of Internet services. Direct costs for 1999 include $10,000 of e-Commerce solution sales, $58,000 of software and equipment sales and $145,000 of Internet services. The primary reason for the increase in direct costs is due to a change in cost structure. During 1999, the direct costs of sales were primarily attributable to employee's salaries, which were included in the Selling, General and Administrative ("SG&A") line item. In 2000, these costs were provided by an outside consulting firm and were included as a direct cost of sales. In addition, after September 2000, the actual billable time of employees salaries and benefits were included as a direct cost of sales.

     SG&A expenses for 2001 decreased to $991,000, compared to $1,363,000 in 2000. The primary reason for this decrease was the reduction of personnel, travel related expenses, software expense and reserves for bad debt. This decrease was slightly offset by increases in advertising expense and the management fee from Ennovative.

     SG&A expense for 2000 decreased to $1,363,000, compared to $2,053,000 in 1999. The primary reason for this decrease was the reduction of personnel and travel expense in 2000 and, as discussed above, after September 2000, certain employee salaries and benefits were included as a direct cost of sales. These reductions were offset slightly by increases in contractual services, software and advertising expense.

 Wickes

     Losses attributable to Wickes for 2001 were approximately $4,594,000 after inter-company eliminations, net of goodwill amortization of approximately $521,000 and net of interest expense of $1,615,000 allocated from Riverside on its 11% Secured Notes.

     Losses attributable to Wickes for 2000 were approximately $1,011,000 after inter-company eliminations, net of goodwill amortization of approximately $521,000 and net of interest expense of $1,466,000 allocated from Riverside on its 11% Secured Notes.

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

     The Parent Group's non-interest expenses for 2001 decreased to $727,000, compared to $823,000 in 2000. For certain costs, including human resources, senior management and accounting and office-related expenses, the Parent Company charges its subsidiaries and affiliates for its share of the costs, based on actual usage during a period. As a result, comparison between periods may not be meaningful. These reductions were offset slightly by approximately $135,000 due to a payable recorded in the fourth quarter of 2001 that relates to the Company's former mortgage lending operations. For additional information regarding this liability, see Note 8 of Notes to Consolidated Financial Statements included elsewhere herein. The Company's audit and legal expense decreased by approximately $140,000 in 2001, compared to 2000. Included in non-interest expenses for 2000 was a non-recurring compensation expense relative to the transfer of certain options to acquire common stock of Greenleaf held by the Company to certain Company employees. In 2000, the Company recorded income of approximately $116,000, included in net realized investment gains, which represented the value of the options transferred and recognized compensation expense of approximately $116,000.

     The Parent Group's non-interest operating expenses for 2000 increased 95% to $823,000, compared to $421,000 in 1999. The 2000 expenses include the compensation expense relative to options and Greenleaf common stock transfer to certain employees as explained above. The 1999 expenses include income of approximately $100,000, which resulted from the release of a reserve established in prior years in connection with the sale of the Company's former property and casualty operations. In addition, the 1999 expenses include approximately
$104,000 of expenses incurred in connection with the replacement of the Company's 13% Notes that matured in 1999. The primary reason for the increase in 2000 is that in 1999 all expenses relating to any of the Company's operating subsidiaries were paid directly by the subsidiaries eliminating allocations. As a result, comparison between periods may not be meaningful.

     Interest expense (excluding the 13% and 11% Secured Notes interest expense allocated to the Wickes line of business of $1,615,000, $1,466,000 and $1,407,000 in 2001, 2000 and 1999, respectively) for 2001, 2000 and 1999 was
$738,000,  $1,400,000 and $1,058,000,  respectively.  In 2001,  interest expense consisted of $301,000 on the Company's other loans and $437,000 on the Company's real estate mortgage debt. In 2000, interest expense consisted of $294,000 on the Company's other loans and $1,106,000 on the Company's real estate mortgage debt. In 1999, interest expense consisted of $90,000 on the Company's other loans and $968,000 on the Company's real estate mortgage debt. The primary reason for the decrease in interest expense is due to the real estate sales. Proceeds from the real estate sales are primarily used to cover real estate expenses and to reduce the mortgage debt.

     Revenues of the Parent Group (excluding sales and investment income) for 2001, 2000 and 1999 were approximately $270,000, $136,000 and $80,000, respectively. The Parent Group's income primarily consists of non-recurring items, such as settlement proceeds from legal proceedings. Therefore, comparisons between periods are not meaningful.

  Real Estate Held For Sale

     The Company's real estate held for sale at December 31, 2001 consists of $2,874,000 in Georgia properties and $8,000 in other states. Investments in real estate held for sale are carried at the lower of cost or fair value. As a result, the Company's investment in real estate is carried at cost. Included in the real estate held for sale are approximately 48 acres of land located within Highlands Park in Smyrna, Georgia. During 2000, the Company sold its remaining acres located within Belfort Park in Jacksonville, Florida.

     During 2001, the sales proceeds were used to pay property taxes, interest and principal on the Company's mortgage debt. At December 31, 2001, the Company has a prepayment of interest of approximately $36,000.

     During 2000, the Company sold the remaining lot of its Florida property for $309,000, which generated gains of $210,000, compared to 1999 when the Company sold a lot in Florida for $283,000 which generated gains of $1,000.

     In 2001,  the Company made payments on its mortgage  debt of  approximately
$10,118,000, which was applied to principal, interest expense and property taxes, including a prepayment of interest of approximately $36,000. In 2000, the Company made payments on its mortgage debt of approximately $2,300,000, which was applied to interest expense and property taxes, including a prepayment of interest of approximately $400,000.

     Gains (losses) on real estate investments were $6,565,000, $360,000 and $(257,000) in 2001, 2000 and 1999, respectively.

     Highlands. Highlands originally consisted of 1,000 acres and has been an active development since 1983 with approximately 952 acres being sold over the last 19 years. Highlands is a planned industrial development just outside of Atlanta, Georgia. The land is subdivided into numerous parcels planned for commercial, office and light industrial use. In its current state, the property has road frontage and access to county water, sewer, electricity, gas and telephone. During 2001, the Company sold 77.1 acres for approximately $10,368,000, which generated gains of approximately $6,565,000, compared to 2000, when the Company sold 8.8 acres for $861,000, which generated gains of $153,000. In 1999, the Company sold .841 acres for $67,000, which generated gains of $20,000.

     Belfort. Belfort originally consisted of approximately 28 acres of vacant and unimproved commercial land. During 2000, the Company sold its remaining 6.83 acres for $1,636,000 and recorded a loss of $3,400 on the sale. During the fourth quarter of 1999, the Company had established a reserve for $278,000 on this property.

Investment in Greenleaf

     At December 31, 2001, the Company's investment in Greenleaf consisted of 8,460,000 common shares, 1,390,000 escrow shares and a five-year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. As of December 31, 2001, the Company has transferred 84,151 of these options to employees.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No.115, "Accounting for Certain Investments in Debt and Equity Securities," 9,850,000 and 5,665,508 shares of the Company's common stock in Greenleaf are classified as available for sale at December 31, 2001 and 2000, respectively. At December 31, 2000, the cost basis was $0 and the estimated fair market value was $2,323,000, resulting in gross unrealized gains of $2,323,000. No taxes have been provided, as the Company has available net operating loss carryforwards and strategies, which would result in no tax liability upon the unlikely sale of these securities. At December 31, 2000, sales of Greenleaf shares were restricted under the provisions of Securities and Exchange Commission ("SEC") Rule 144. Accordingly, the 4,834,492 Greenleaf shares at December 31, 2000 were not considered to be marketable equity securities subject to valuation under the provisions of SFAS 115 and were not reported at fair value at December 31, 2000, but rather were recorded at their cost basis of zero. In 2001, the Company received a legal opinion that the shares of Greenleaf may be sold under SEC Rule 144(k). Accordingly, during 2001, the Greenleaf shares owned by the Company were classified as available for sale. However, after December 31, 2001, Greenleaf's operations ceased. Accordingly, the Greenleaf common stock is permanently impaired. As such, the Company has written down the investment to $0.

     During 2001, the Company sold 650,000 shares of its Greenleaf common stock for approximately $82,000, resulting in gains of approximately $82,000. The Company had no sales of its Greenleaf escrow shares in 2001.

     During 2000, the Company sold 890,000 shares of its Greenleaf common stock for approximately $1,410,000, resulting in gains of approximately $1,402,000. The Company had sales of 110,000 shares of its Greenleaf escrow shares in 2000 for approximately $98,000, resulting in gains of approximately $98,000.

                                  Income Taxes

     The Company had $0 tax expense in 2001, 2000 and 1999. A valuation allowance has been maintained to reduce deferred tax assets (net of deferred tax liabilities) to zero. See Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.
                         LIQUIDITY AND CAPITAL RESOURCES

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

     Riverside's cash on hand will not be sufficient to support its operations and overhead through 2002. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described in Note 7 of Notes to Consolidated Financial Statements, the Company is in default with respect to the majority of its outstanding long-term debt. The Company's immediate plans are to reorganize its debts that are currently due and evaluate options on liquidating assets and investments to meet the debt requirements. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek reorganization under applicable federal bankruptcy laws.

     For  a  detailed  discussion  of  Riverside's  liquidity,   debt  repayment
obligations and management's plans related thereto, see Note 8 of Notes to Consolidated Financial Statements included elsewhere herein.

         Cash Used in Operations

     During 2001, the Company used approximately $892,000 of cash for its operations, including $140,000 and $752,000 of cash used for the operations of Cybermax and the Parent Company, respectively.

         Cash Provided by Investing Activities

     The Company's investments generated approximately $10,649,000 of cash in 2001. Sales of the Company's real estate investments generated approximately $10,368,000 of cash. The real estate proceeds were used to make principal payments of approximately $9,704,000 and interest expense and property tax payments of approximately $414,000, including a prepayment of interest of approximately $36,000. In addition, the lender of the real estate mortgage debt released $225,000 to the Company that was used to cover the operations of Cybermax and Riverside. The lender charged a fee of $25,000 for the release of funds to the Company. During 2001, the Company sold 50,800 shares of its Wickes stock for approximately $222,000. The proceeds from these sales were used to cover the operations of Cybermax and the Parent Company. The Company also sold 650,000 shares of its Greenleaf stock for approximately $82,000 during 2001. The agent for the 11% Noteholders allowed the proceeds of the sales in 2001 to be released to the Company to cover operating costs. The proceeds from these sales were used to cover the operations of Cybermax and the Parent Company. During 2001, the Company purchased approximately $14,000 of equipment and made an improvement on its existing Highlands real estate for approximately $9,000.

         Cash Used in Financing Activities

     The Company used approximately $9,793,000 in its financing activities in 2001. As a result of the Company's real estate sales, the Company reduced its mortgage debt by approximately $9,704,000. In addition, the Company reduced its other debt by approximately $98,000 in 2001. These payments were offset by approximately $9,000 which the Company received on its ESOP notes and stock.

         Other Transactions

     In addition, the following transactions relating to liquidity took place in 2000 and 2001:

     In August 2000, the Company and Imagine extended the principal and interest payments that were due under the Company's loan agreement with Imagine on August 31, 2000 until December 15, 2000. The $1.8 million loan balance was increased by $222,000 for unpaid interest and refinancing costs with this extension. The Company did not make any payment of principal and interest on December 15, 2000 and the loan is currently in default. The Company and Imagine are in discussions regarding the extension of the principal and interest payments that were due on December 15, 2000. For further information regarding the Imagine loan, see Note 7 to the Consolidated Financial Statements included elsewhere herein.

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

     In March 2001, Imagine purchased a majority of the Company's 11% Secured Notes from the Noteholders of the 11% Secured Notes. As a result of this action, the agent for the Noteholders cancelled the foreclosure sales mentioned above. In August 2001, Imagine acquired the remaining 25% of the 11% Secured Notes and now owns 100% of the Notes. Imagine and the Company are negotiating to restructure the debt. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek reorganization under applicable federal bankruptcy laws. For further information regarding the Company's 11% Secured Notes, see
Note 7 to the Consolidated Financial Statements included elsewhere herein.

Recent Development

     On January 14, 2002, the Company received a letter, dated January 9, 2002, from the staff(the "Staff") of the Securities and Exchange Commission("SEC"). In the letter the Staff requested that the Company explain why it is not an investment company as defined in Section 3(a)(1)(C) of the Investment Company Act of 1940(the "Investment Company Act"). By letter dated January 28, 2002, the Company responded to the Staff's comments and explained the basis for managment's conclusion that the Company is not an investment company and is not subject to the reporting requirements of the Investment Company Act.

     On March 4, 2002, the Company received a second letter, dated February 28, 2002, from the Staff in which the Staff continued to question whether the Company qualifies for an exemption from the definition of investment company under the Investment Company Act. The Company is reviewing this issue with counsel and preparing a response to the Staff's letter.

                          CRITICAL ACCOUNTING POLICIES

     The preparation of the consolidated financial statements, upon which this Management's Discussion and Analysis is based, requires Management to make estimates, which impact these consolidated financial statements. The most critical of these estimates and accounting policies relate to the valuation of real estate held for sale and the valuation of goodwill associated with the investment in Wickes. For a more complete discussion of these and other accounting policies, see Note 1 to the Company's consolidated financial statements included in Item 8.

     Real Estate Held for Sale - Investments in real estate held for sale are carried at the lower of cost or fair value. The Company is liquidating its real estate portfolio and is exposed to adverse changes in the real estate market. Based upon recent sales transactions, the fair value of real estate is substantially higher than cost. However, deterioration in economic conditions and/or a decline in the values of real estate could have a significant negative impact.

     Investment in Wickes - The Company's 35% investment in Wickes is accounted for under the equity method of accounting. Goodwill of $3.6 million at December 31, 2001 is included in the value of the investment in Wickes. Management has reviewed its investment in Wickes for impairment due to Wickes' reported losses from operations for the years ended December 31, 2001 and 2000. Based upon estimates of Wickes' expected future cash flows (undiscounted and without interest charges), no impairment allowance was required at December 31, 2001. The carrying value of the Company's 2,860,243 shares of Wickes common stock at December 31, 2001 of $12,506,000 is greater than the fair value of $8,724,000 as determined by the quoted market price. This unrealized depreciation in value is considered by management to be temporary. However, the Company may be required to sell its Wickes shares to generate resources to pay principal and interest on debt. Continued losses in Wickes' operations and/or deterioration in economic conditions would result in realized losses from the sale of Wickes common stock and a possible impairment in the value of the Company's investment in Wickes, both of which could have a significant negative impact.



 Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included elsewhere herein.

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


     The Company is currently liquidating its real estate portfolio and is exposed to any adverse changes in the real estate market. The Company believes that based on current economic conditions and the management's expectation of real estate values, proceeds from the sale of its real estate will allow it to pay off its mortgage debt and pay down its 11% Secured Notes. However, deterioration in economic conditions and/or a decline in the value of real estate could have a significant negative impact. The table below reflects the impact that a decrease of 10% and 25% in market prices may have on the Company's realized gains on real estate sales and the cash available to pay down the 11% Secured Notes.




                                                       Current               @90%                   @75%
             (in thousands)                             Value                Value                  Value
             -------------                             -------               -----                  -----
Market price less sales expenses                   $     6,459       $        5,813         $        4,844
Realized gains                                     $     3,655       $        3,009         $        2,040
Cash flow net of mortgage debt                     $     4,367       $        3,766         $        2,865

     The Company believes that its interest rate risk is minimal as a hypothetical ten percent increase or decrease in interest rates is immaterial to the Company's cash flow and earnings. The Company has mortgage debt at a floating rate of interest calculated as the London InterBank Offered Rate ("LIBOR") plus 300 basis points with a current outstanding balance of $1.6 million.

 Item 8. Financial Statements and Supplementary Data.

     Financial statements of the Company are set forth herein, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None

                                                   PART III

 Item 10.      Directors and Executive Officers of the Registrant.

     Information required by this Item is incorporated herein by reference from the Company's definitive proxy statement or definitive statement to be filed in connection with the election of directors.


 Item 11.      Executive Compensation.

     Information required by this Item is incorporated herein by reference from the Company's definitive proxy statement or definitive statement to be filed in connection with the election of directors.


 Item 12.      Security Ownership of Certain Beneficial Owners and Management.

     Information required by this Item is incorporated herein by reference from the Company's definitive proxy statement or definitive statement to be filed in connection with the election of directors.


 Item 13.      Certain Relationships and Related Transactions.

     Information required by this Item is incorporated herein by reference from the Company's definitive proxy statement or definitive statement to be filed in connection with the election of directors.

                                     PART IV

 Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)   List of Financial Statements and Schedules Filed as a Part of this Report:

         (1)   Financial Statements:

                Riverside Group, Inc. and Subsidiaries:                                                 Page No.
                                                                                                        --------

               Independent Auditors' Report - Deloitte & Touche LLP                                       F-1

               Independent Auditors' Report - PricewaterhouseCoopers LLP                                  F-2

               Consolidated Balance Sheets - December 31, 2001 and 2000                                   F-3

               Consolidated Statements of Operations
               for the Years Ended December 31, 2001,                                                     F-4
               2000 and 1999

               Consolidated Statement of Stockholders'
               Equity(Deficit)for the Years Ended December 31,
               2001, 2000 and 1999                                                                        F-5

               Consolidated Statements of Cash Flows for
               the Years Ended December 31, 2001, 2000
               and 1999                                                                                   F-6

               Notes to Consolidated Financial Statements                                                 F-7

               Wickes Inc. and Subsidiaries:

               We hereby incorporate by reference the Financial Statements and Notes to Financial Statements included in Wickes Inc. Form-10K for the Fiscal Year Ended December 29, 2001.



(2)      Financial Statement Schedules:

               Riverside Group, Inc. and Subsidiaries:

               Independent Auditors' Report - Deloitte & Touche LLP                                        S-1

               Independent Auditors' Report - PricewaterhouseCoopers LLP                                   S-2

               Schedule I - Condensed Financial Information of Registrant                                  S-3

               Schedule II - Valuation and Qualifying Account                                              S-6

               Wickes, Inc.and Subsidaries:

               We hereby  incorporate by reference the Financial  Schedules in Wickes,Inc. Form 10-K for the Fiscal Year Ended December 29,
               2001

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

4.1 (a)* Credit Agreement dated April 1, 1999 between the registrant and the signatories thereto (incorporated by reference to Exhibit 4.1(a) to theQuarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 1999).

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

    (i)* Forbearance Agreement dated March, 2001 between the registrant and Imagine Investments, Inc. (previously filed as Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31,
          2000).

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

    (d)* Guaranty Agreement dated April 12, 2001 between the registrant and Dow Chemical Company (incorporated by reference to Exhibit 4.2
          (d) tothe Quarterly Report Form 10-Q filed by the Company for the quarter ending March 31, 2001).

    (e)* Forbearance Agreement dated April, 2001, between the registrant and Imagine Investment, Inc. (incorporated by reference to Exhibit 4.2(d) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending March 31, 2001).

    (f)* Forbearance Agreement dated May, 2001, between the registrant and Imagine Investment, Inc. (incorporated by reference to Exhibit 4.2
          (d) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending March 31, 2001).

    (g)* Forbearance Agreement dated June, 2001, between the registrant and Imagine Investment, Inc. (incorporated by reference to Exhibit 4.2(d) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 2001).

    (h)* Forbearance Agreement dated July, 2001, between the registrant and Imagine Investment, Inc. (incorporated by reference to Exhibit 4.2(d) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending June 30, 2001).

    (i)*  Guaranty   Agreement  dated  September  12,  2001,  between  the
          registrant and Dow Chemical Company (incorporated by reference to Exhibit 4.2(d) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending September 30, 2001).

4.3 (a)* Loan Agreement dated August 12, 1999 among the registrant, Cybermax, Inc., Cybermax Tech, Inc., Buildscape, Inc. and Imagine Investments,Inc. (incorporated by reference to Exhibit 4.3(a) to the Quarterly Report Form 0-Q filed by the Company for the quarter ending June 30, 1999).

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

4.4 (a)* Loan Agreement dated August 27, 1999 between the registrant and Imagine Investments, Inc. (incorporated by reference to Exhibit 4.1
          (a) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending September 30, 1999).

    (b)* Demand Promissory Note dated August 27, 1999 (incorporated by reference to Exhibit 4.1(b) to the Quarterly Report Form 10-Q filed by the Company for the quarter ending September 30, 1999).

    (c)* Stock Pledge Agreement dated August 27, 1999 between the registrant and Imagine Investments, Inc. (incorporated by reference to Exhibit 4.1(c)to the Quarterly Report Form 10-Q filed by the Company for the quarter ending September 30, 1999). 10.1 (a)* Non-Qualified Stock Option Plan (previously filed as Exhibit 10.1(a) to the Company's Annual Report as Form 10-K for the year ended December 31,
          1997).

    (b)*  Form of Non-Qualified Stock Option Agreement (previously filed as
          Exhibit 10.1(b) to the Company's Annual Report as Form 10-K for the year ended December 31, 1997).

10.2(a)* Agreement dated November 4, 1997 between the Registrant and Wickes Inc (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Wickes for the September 1997 quarter).

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

10.5* Agreement dated October 15, 1999 among the registrant, Imagine Investments, Inc., Cybermax, Inc., Cybermax Tech, Inc. and Buildscape, Inc.(incorporated by reference to Exhibit 2.1 to the 8-K filed by the registrant on October 15, 1998).


10.6* Series A Cumulative Convertible Preferred Stock Purchase Agreement dated October 15, 1999 among the registrant, Buildscape, Inc. and Imagine Investments, Inc. (incorporated by reference to Exhibit 2.2 to the 8-K filed by the registrant on October 15, 1998).


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




21.01** Subsidiaries of the Company.

23.01** Consent of Deloitte & Touche LLP.
23.02** Consent of PricewaterhouseCoopers LLP.



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


 Dated:   April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 /s/ J. Steven Wilson                                /s/Edward M. Carey
 -------------------------------------          --------------------------------
 J. Steven Wilson                                    Edward M. Carey
 Principal Executive Officer                         Director, April 1, 2002
 and Director, April 1, 2002


 /s/ John E. Donnelly, Esquire                       /s/ Edward C. Carey
 -------------------------------                   -----------------------------
 John E. Donnelly, Esquire                           Edward C. Carey
 Director, April 1, 2002                             Director, April 1, 2002


/s/ Catherine J. Gray
 -------------------------------
 Catherine J. Gray
 Senior Vice President, Chief
 Finanical Officer, (Principal
 Accounting and Finanical Officer)
 April 1, 2002

Independent Auditors' Report
To the Board of Directors and Stockholders of Riverside Group, Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Riverside Group, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders'equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverside Group, Inc. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2001 and 2000 have been prepared assuming that Riverside Group, Inc. and subsidiaries will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's recurring losses from operations, net stockholders' capital deficiency and callable nature of the notes payable raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
March 27, 2002

Report of Independent Certified Public Accountants


The Board of Directors and Shareholders of
Riverside Group, Inc.:

In our opinion, the accompanying consolidated statements of operations and common stockholders' equity and cash flows present fairly, in all material respects, the results of Riverside Group, Inc. and its subsidiaries consolidated operations and cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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

PricewaterhouseCoopers, LLP

Jacksonville, Florida
April 14,2000

                     Riverside Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                              December 31,             December 31,
                                                                                  2001                     2000
                                                                              --------------        -----------------

                                 ASSETS
Current assets:
   Cash and cash equivalents                                               $            210       $           246
   Accounts receivable, less allowance for doubtful accounts
     of $18 at 2001 and $100 at 2000                                                    357                   234
   Investment in Greenleaf                                                               --                 2,323
   Other investments                                                                     19                    60
   Notes receivable                                                                      27                    16
   Prepaid expenses                                                                      58                   438
                                                                              --------------        --------------
                  Total current assets                                                  671                 3,317

Investment in Wickes                                                                 12,506                15,779
Investment in Buildscape                                                               (947)                 (947)
Real estate held for sale                                                             2,882                 6,682
Property and equipment, net                                                              98                   185
Other assets, net of accumulated amortization of $8
     at 2001 and $12 at 2000                                                             62                    85
                                                                              --------------        --------------
                  Total assets                                             $         15,272       $        25,101
                                                                              ==============        ==============

              LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt (Note 7)                              $         13,593       $        23,068
   Accounts payable                                                                     587                   470
   Accrued liabilities                                                                3,442                 1,684
                                                                              --------------     -----------------
                  Total current liabilities                                          17,622                25,222

Long-term debt                                                                           --                   268
Other liabilities                                                                        77                    95
                                                                              --------------     -----------------
                  Total liabilities                                                  17,699                25,585

Commitments and contingencies (Note 8)

Stockholders' equity (deficit):
   Common stock, $.10 par value; 20,000,000 shares authorized:
      4,767,123 issued and outstanding in 2001 and 2000                                 477                   477
   Additional paid-in capital                                                         6,513                16,492
   Accumulated other comprehensive income (loss)                                        (38)                2,325
   Retained earnings (deficit)                                                      (19,379)              (19,778)
                                                                              --------------     -----------------
                  Total stockholders' equity (deficit)                               (2,427)                 (484)

                                                                              --------------     -----------------
          Total liabilities and stockholders' equity (deficit)             $         15,272       $        25,101
                                                                              ==============     =================


                    See Accompanying Notes to Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)

                                                                                    Years Ended December 31,
                                                                        -------------------------------------------------
                                                                              2001              2000              1999
                                                                        --------------   ---------------    -------------

Revenues:
   Sales and service revenues                                        $          1,215    $        1,774  $         1,620
   Other investment losses                                                        (37)              (77)             (61)
   Gains (losses) on real estate                                                6,565               360             (257)
   Gains on Greenleaf shares                                                       82             1,616               --
   Gains (losses) on Wickes shares                                                (72)               28               --
   Gains on Buildscape shares                                                      --                --            3,994
   Other operating income                                                         363               188               95
                                                                        --------------   ---------------    -------------
                                                                                8,116             3,889            5,391
Costs and expenses:
   Direct costs                                                                   591               945              559
   Provision for doubtful accounts                                                 25                97               91
   Depreciation and goodwill amortization                                         109               250              375
   Selling, general and administrative expenses                                 1,660             2,030            6,649
   Interest expense                                                             2,353             2,866            2,642
                                                                        --------------   ---------------    -------------
                                                                                4,738             6,188           10,316

                                                                        --------------   ---------------    -------------
Earnings (losses) from operations                                               3,378            (2,299)          (4,925)

   Equity in earnings (losses) of Wickes                                       (2,979)              455            2,247

                                                                        --------------   ---------------    -------------
Earnings (losses) before income taxes                                             399            (1,844)          (2,678)

   Income tax expense(benefit)                                                     --                --               --
                                                                        --------------   ---------------    -------------
       Net earnings (losses)                                         $            399    $       (1,844)  $       (2,678)
                                                                        ==============   ===============    =============


Basic and diluted earnings (losses) per
  common share:
    Earnings (losses) per share                                      $           0.08    $        (0.39)  $        (0.52)

   Weighted average number of common shares
     used in computing basic earnings per share                             4,767,123         4,767,123        5,128,131

    Weighted average number of common shares
       used in computing diluted earnings per share                         4,767,123         4,767,123        5,128,131



                    See Accompanying Notes to Consolidated Financial Statements.

                              Riverside Group, Inc.
                 Consolidated Statements of Stockholder's Equity(Deficit)
                                 (in thousands)


                                                                        Accumulated
                                                                           Other                          Total
                                                       Additional      Comprehensive     Retained      Stockholder's       Total
                                          Common        Paid-In           Income         Earnings         Equity       Comprehensive
                                           Stock        Capital           (Loss)         (Deficit)      (Deficit)      Income (Loss)
                                        ----------    -----------      ------------     ----------    -------------    -------------


Balance, December 31, 1998            $      529     $    16,838    $          --     $   (15,256)    $    2,111

Net loss                                                                                   (2,678)        (2,678)    $       (2,678)

Increase in unrealized investment
gains, net of deferred taxes                                                  1,253                        1,253              1,253

                                                                                                                        ------------
Total comprehensive loss                                                                                             $       (1,425)
                                                                                                                        ============
Termination of ESOP Plan                                      41                                              41

Note receivable from stockholders                            (41)                                            (41)

Retirement of 520,000 shares of
common stock, at cost                        (52)           (370)                                           (422)
                                        ----------     -----------       ----------     -----------      -----------
Balance, December 31, 1999                   477          16,468              1,253        (17,934)          264

Net loss                                                                                    (1,844)       (1,844)    $       (1,844)

Increase in unrealized investment
gains, net of deferred taxes                                                  1,072                        1,072              1,072

                                                                                                                        ------------
Total comprehensive loss                                                                                             $         (772)
                                                                                                                        ============

Note receivable from stockholders                             24                                              24

                                        ----------     -----------       ----------     -----------      -----------
Balance, December 31, 2000                   477          16,492              2,325        (19,778)         (484)

Net income                                                                                     399           399     $          399

Decrease in unrealized investment
gains, net of deferred taxes                                                 (2,363)                      (2,363)            (2,363)
                                                                                                                      --------------
Total comprehensive loss                                                                                             $       (1,964)
                                                                                                                      ==============

Note receivable from stockholders                             21                                              21

                                        ----------     -----------       ----------      ----------      -----------
Balance, December 31, 2001            $      477     $    16,513    $           (38)  $    (19,379)   $   (2,427)
                                        ==========     ===========       ==========      ==========      ===========







                    See Accompanying Notes to Consolidated Financial Statements

                     Riverside Group, Inc. and Subsidiaries
                             Consolidated Cash Flows
                                 (in thousands)

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                               2001              2000             1999
                                                                           -------------      ------------    --------------
Operating Activities
  Net earnings (losses)                                                 $           399    $       (1,844)  $        (2,678)
  Adjustments to reconcile net earnings (losses) to net cash used in operating activities:
     Depreciation expense                                                           101               215               254
     Amortization expense                                                             8                35               636
     Amortization of bond discount                                                   --                --               173
      Provision for doubtful accounts                                                25                97                91
     (Gain) loss on sale of fixed assets                                             --                (3)                2
     Gain on sale on Buildscape shares                                               --                --            (3,994)
     (Gains) losses on real estate                                               (6,565)             (360)              261
     Gains of Greenleaf shares                                                      (82)           (1,500)               --
     Losses (gains) on Wickes shares                                                 72               (28)               --
     Equity in losses (earnings) of Wickes                                        2,979              (455)           (2,768)
     Change in other assets and liabilities:
       Increase in accounts receivable                                             (148)              (72)             (104)
       Decrease in notes receivable                                                  --                14               157
       Decrease (increase) in other assets                                          401              (382)               45
       Increase in accounts payable and accrued liabilities                       1,935               188               588
       Increase  (decrease) in other liabilities and current income taxes           (17)               (9)             (220)

                                                                           -------------      ------------    --------------
  Net Cash Used in Operating Activities                                            (892)           (4,104)           (7,557)
                                                                           -------------      ------------    --------------

Investing Activities
     Purchase of property, plant and equipment                                      (14)              (50)             (338)
     Sale of property, plant and equipment                                           --                 4                 2
     Purchase of investments:
       Investment real estate held for sale                                          (9)               --                (9)
       Investment common stock                                                       --               (66)               --
     Sale of investments:
       Sale of real estate held for sale                                         10,368             2,663               405
       Sale of Greenleaf shares                                                      82             1,508                --
       Sale of Wickes shares                                                        222               503             1,186
       Sale of Buildscape shares                                                     --                --             4,391
                                                                           -------------      ------------    --------------
 Net Cash Provided By Investing Activities                                       10,649             4,562             5,637
                                                                           -------------      ------------    --------------

Financing Activities
       Repayment of debt                                                         (9,802)             (513)           (3,494)
       Increase in borrowings                                                        --                --             5,182
       Net proceeds ESOP Sales                                                        9                24                --
                                                                           -------------      ------------    --------------
   Net Cash (Used In) Provided By Financing Activities                           (9,793)             (489)            1,688
                                                                           -------------      ------------    --------------

       Net Decrease in Cash and Cash Equivalents                                    (36)              (31)             (232)
       Cash and cash equivalents at beginning of year                               246               277               509
                                                                           -------------      ------------    --------------
       Cash and cash equivalents at end of year                         $           210     $         246  $            277
                                                                           =============      ============    ==============
      Supplemental schedule of cash flow information:
          Non-cash compensation expense (Greenleaf options)             $            --     $         116  $             --
          Non-cash increase in borrowings (Imagine)                                  --               222                --
          Non-cash debt                                                              59                --                --

                    See Accompanying Notes to Consolidated Financial Statements.
                                       F-6

Riverside Group, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2001, 2000 and 1999

1.       Organization and Significant Accounting Principles

Organization

Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside", also "Parent Company") is a holding company focused through its wholly-owned subsidiary, Cybermax, Inc. ("Cybermax") and other investments in e-Commerce, e-Learning and Interactive Media solutions. Unless the context indicates otherwise, the term "Company" as used herein refers to Riverside and its wholly-owned subsidiaries.

The Company also invests in the supply and distribution of building materials through its 35%-equity investment in Wickes Inc. ("Wickes") and its 40%-equity investment in Buildscape, Inc. ("Buildscape"). Buildscape provides e-Commerce services and building-related content to the home building professional.

The consolidated financial statements present the results of operations, financial position and cash flows of Riverside, of its wholly-owned and majority-owned subsidiaries. The Company's wholly-owned and majority-owned
subsidiaries   include:   Cybermax  and  its   subsidiaries,   Buildcast,   Inc.
("Buildcast"), Wixx Energy, Inc. ("Wixx"), and the parent's two principal insurance holding company subsidiaries, American Financial Acquisition Corporation ("AFAC") and Dependable Insurance Group, Inc. ("DIGI") and their subsidiaries. The Company dissolved DIGI and AFAC on December 1, 2000. Dissolution of these subsidiaries did not have a material impact on the Company's financial position, results of operation or cash flows.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated.

Buildscape's operations are consolidated with those of the Company and its subsidiaries from January 1, 1999 through October 21, 1999. The Company accounted for its investment in Buildscape on the equity method for the remainder of 1999 and all of 2000 and 2001, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents. Included in the December 31, 2001 cash balance is approximately $4,600 of restricted cash.

Concentration of Credit Risk

The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services, the use of preapproved charges to customer credit cards and the ability to terminate access on delinquent accounts. The carrying amount of the Company's accounts receivable approximates their net realizable value.

Real Estate Held for Sale

Investments in real estate held for sale are reported at the lower of carrying amount or fair value less costs to sell. Certain of the Company's real estate was acquired from affiliates and has been recorded at historical carryover cost.

Investment in Greenleaf

The Company accounts for its investment in Greenleaf Techonologies Corporation ("Greenleaf") common stock as available for sale. At December 31, 2000, these available for sale securities are reported at fair value, with the unrealized gains and losses excluded from earnings, but reported within stockholders' equity in accumulated other comprehensive income (net of the effect of income taxes). At the time of sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results. Subsequent to December 31, 2001, Greenleaf operations ceased. Accordingly, the Greenleaf common stock is permanently impaired. As such, the Company has written down the investment to $0 at December 31, 2001.

 Investment in Wickes

The Company's consolidated balance sheets and consolidated statements of operations and cash flows reflect Riverside's investment in Wickes under the equity method as a result of sales of Wickes common stock that decreased the Company's ownership below 50%.

Investment in Buildscape

Buildscape's operations were consolidated with those of the Company and its subsidiaries until October 21, 1999. On that date, the Company sold 1,880,933 shares of Buildscape's common stock and Buildscape issued 1,667,667 shares of its voting Series A Cumulative Convertible Preferred Stock. This reduced the Company's ownership in Buildscape to 47% on a fully converted basis. As a result of this transaction, the Company accounted for its investment in Buildscape under the equity method from October 21, 1999 through December 31, 1999 and all of 2000 and 2001, respectively.

Long-Lived Assets

Long-lived assets include property and equipment and goodwill. Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 5 years. Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $102,000, $204,000 and $235,000, respectively. Goodwill of $3.6 and $4.1 million at December 31, 2001 and 2000, respectively, was included in the value of the investment in Wickes. Amortization expense of goodwill was $521,000 for the years ended December 31, 2001, 2000 and 1999, respectively and was included in equity in earnings (loss) of Wickes. Periodically, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the carrying amount of the asset to the sum of the expected future cash flows (undiscounted and without interest charges) resulting from use of the asset and its eventual disposition.

Other Assets

Other assets consists primarily of deferred financing costs, which are amortized over the expected terms of the related debt.

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

The Company will file a consolidated tax return for 2001, which will include all its subsidiaries. Riverside's equity investment in Wickes and Buildscape is below the requirements that allow consolidation for tax purposes. Therefore, separate returns will be filed for these companies.

Earnings Per Share

Basic and diluted earnings per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share are based on the weighted average number of shares of common stock outstanding. In periods where net losses were incurred, diluted weighted average common shares are not used in the calculation of diluted earnings per share, as it would have an anti-dilutive effect on earnings per share. In addition, in 2001, options to purchase 294,000 shares were not included in the diluted earnings per share, since the options' exercise price was greater than the average market price.

Stock-Based Compensation

The Company has elected to account for its employee stock compensation plans under the intrinsic value based method with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For grants of options to non-employees, the Company accounts for these transactions utilizing the fair value based method of accounting incurring a charge for the value of the option, as calculated by the Black-Scholes asset pricing model and amortizing it over the service period of the option.
                                       F-9

Revenue Recognition

The Company recognizes revenue when services are provided. Services are generally billed one month in advance. Advance billings and collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting For Asset Retirement Obligations." These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

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

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

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

Statement of Cash Flows Supplementary Disclosure

The Company and its subsidiaries, exclusive of Wickes, ("Parent Group") paid $751,000, $2,894,000 and $1,544,000, of interest in 2001, 2000 and 1999, respectively.

The Parent Group made no income tax payments in 2001, 2000 and 1999.

In April 2001, the Company executed a non-interest bearing promissory note with Holland & Knight LLP ("H&K"), the Company's former attorneys, for approximately $59,000. The terms of the note call for monthly principal payments of $5,000, commencing May 1, 2001 and continuing on a monthly basis until the note is paid in full. This note was for payment of previous legal fees incurred by the Company and owed to H&K.

The Company did not pay any dividends on its common stock during 2001, 2000 and 1999.

In October 1999, the Company sold 1,880,000 shares of Buildscape common stock in exchange for (i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine Investments, Inc.("Imagine"). The calculated market value on Riverside's stock was approximately $422,500 on the date of the sale.

2.       Investment in Wickes

Through a series of transactions in 1993, in connection with Wickes' equity and debt recapitalization plan (which included Wickes' initial public offering of common stock), Riverside acquired a net 1,842,774 additional shares of Wickes common stock and an option for 374,516 shares of Wickes common stock. The aggregate purchase price for these shares and option was $5.9 million, including a $1.1 million promissory note. In August 1995, Riverside exercised its option for an exercise price of $2.3 million and paid its promissory note in full. After these transactions, Riverside owned 2,217,290 shares, or approximately 36% of Wickes' outstanding common stock. At December 31, 1995, the Company's retained earnings included $4.0 million of Wickes' undistributed earnings.

Riverside acquired two million newly-issued shares of Wickes' common stock on June 20, 1996 for $10.0 million in cash. These additional shares increased Riverside's ownership in Wickes from 36% to 52% of Wickes' total common shares and from 39% to 55% of Wickes' voting common shares.

The Company sold 50,800 and 89,470 shares of Wickes' common stock for approximately $222,000, and $503,000 in 2001 and 2000, respectively. The Company incurred (losses) gains of $(72,000) and $28,000, on the sale of its Wickes common stock in 2001 and 2000, respectively. There were no sales of Wickes' common stock in 1999.

On December 31, 1999, 2000 and 2001, Riverside beneficially owned 3,000,513, 2,911,043 and 2,860,243 shares of Wickes' common stock, which constituted 36%, 35% and 35% of Wickes' outstanding voting and non-voting common stock, respectively.

Summary audited financial information of Wickes for years 2001, 2000 and 1999 follows (in thousands):

                       Years Ended December 29, 2001, December 30, 2000 and December 25,1999

                                                               2001                    2000                  1999
                                                               ----                    ----                  ----

Operating Statement Data:
   Net sales                                           $       1,000,999        $      1,027,604      $     1,087,402
  Gross profit                                                   211,553                 223,092              224,604
   Net income (loss)                                   $         (7,074)        $          2,854      $         7,588
Balance Sheet Data:
   Current assets                                      $         194,983        $        205,110      $       241,835
   Total assets                                                  295,169                 300,936              334,636
   Current liabilities                                            71,773                  56,870               79,312
   Long-term debt                                                193,253                 206,742              220,742
   Other long-term liabilities                                     3,373                   3,428                3,763
   Common stockholders' equity                         $          26,770        $         33,896      $        30,819

3.       Investment in Greenleaf

As of September 30, 1998, the Company completed a transaction with Greenleaf, whereby the Company acquired common shares of Greenleaf in exchange for 100% of the common stock of the Company's former wholly owned subsidiary, Gameverse Inc. As a result of Greenleaf's dissatisfaction with the transaction, on January 28, 2000, the Company and Greenleaf executed a Settlement Agreement (the "Greenleaf Settlement"). In the Greenleaf Settlement, the Company retained 10,000,000 shares of the 14,687,585 shares that it had originally received. The Company also retained a five-year option to acquire 2,000,000 additional newly issued shares of Greenleaf's common stock at an exercise price of $.25 per share. In addition to the 10,000,000 retained shares, 3,000,000 of the Greenleaf shares are held in an escrow account (the "Escrow Shares"), pursuant to an Escrow Agreement acceptable to Greenleaf and the Company. The proceeds from the sale of the Escrow Shares are to be used to fund mutually agreeable joint ventures for the marketing of technology and Internet-related products, to be owned in equal amounts by Greenleaf and the Company. In connection with the settlement, Riverside granted Greenleaf a stock option to purchase 5% of the issued and outstanding shares of Cybermax. The exercise price is $1,000,000 and the expiration date of the option is September 30, 2003. In addition, the Company entered into an agreement with a subsidiary of Greenleaf, Future Com., South Florida, Inc., for use of satellite airtime, related technology, hardware and software, on an as-needed basis, at fair market value.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," 9,850,000 and 5,665,508 shares of the Company's common stock in Greenleaf are classified as available for sale at December 31, 2001 and 2000, respectively. At December 31, 2000, the cost basis was $0 and the estimated fair market value was $2,323,000, resulting in gross unrealized gains of $2,323,000. At December 31, 2000, sales of Greenleaf shares were restricted under the provisions of Securities and Exchange Commission ("SEC") Rule 144. Accordingly, 4,834,492 of restricted shares were not reported at fair value at December 31, 2000, but rather were recorded at their cost basis of zero. As a result of the non-monetary exchange of a wholly-owned subsidiary for the Greenleaf shares, the Company had no basis in the restricted shares. In 2001, the Company received a legal opinion that the shares of Greenleaf may be sold under SEC Rule 144(k). Accordingly, during 2001, the total number of Greenleaf shares owned by the Company were classified as available for sale. However, after December 31, 2001, Greenleaf operations ceased. Accordingly, Greenleaf common stock is permanently impaired. As such, the Company wrote down the investment to $0 at December 31, 2001. No taxes have been provided as the Company has available net operating loss carryforwards and strategies, which would result in no tax liability upon the unlikely sale of these securities.

During 2001, the Company sold 650,000 shares of its Greenleaf common stock for approximately $82,000, resulting in gains of approximately $82,000. The Company had no sales of its Greenleaf escrow shares in 2001.

During 2000, the Company sold 890,000 shares of its Greenleaf common stock for approximately $1,410,000, resulting in gains of approximately $1,402,000. All of the proceeds from these sales were used to pay principal and interest on the Company's 11% Secured Notes. For further information see Note 7. "Long-Term
Debt." In addition, during 2000, the Company sold 110,000 shares of its Greenleaf escrow shares for approximately $98,000, resulting in gains of approximately $98,000.

4.       Investment in Buildscape

On October 21, 1999, Imagine made a $10 million investment in Buildscape by converting $3 million of debt into common stock, exchanging 520,000 shares of Riverside stock for Buildscape common stock and investing $5 million in Buildscape for preferred shares.

In this transaction, Imagine acquired from Riverside 1,880,933 of Buildscape's then 5,000,000 outstanding shares of common stock in exchange for (i) the cancellation of $3 million of indebtedness and (ii) 520,000 shares of Riverside's common stock held by Imagine. In connection with the transaction, because Imagine was granted the right to vote the Company's common shares on all matters with the exception of change in control, the Company began accounting for its investment in Buildscape under the equity method. The Company retained the remaining 3,119,067 outstanding shares of Buildscape's common stock. In addition, Buildscape issued to Imagine 1,666,667 shares of Buildscape's voting Series A Cumulative Convertible Preferred Stock ("Series A Shares") with a $5 million aggregate liquidation preference in exchange for $5 million. As a result of this transaction, the Company owned (before Buildscape employee stock options) 47% of Buildscape on a fully converted basis. Imagine owned 38% of the common and 100% of the preferred shares of Buildscape, or 53% on the same basis. The Company recorded a gain of $4.0 million on the transaction.

In May 2000, Buildscape and The Dow Chemical Company ("Dow") entered into a strategic partnership in order to pursue the company's shared vision for a supply chain solution for the construction industry.

On May 19, 2000, Dow made an investment of approximately $10 million in Buildscape, pursuant to a stock purchase agreement, whereby Dow purchased 1,109,782 newly issued shares of Series B Cumulative Preferred Stock "Series B Shares", par value $0.01 per share of Buildscape. Additionally, (i) Dow purchased 1,666,667 shares of Series A Shares, par value $0.01 per share, of Buildscape from Imagine; (ii) Dow acquired an option to purchase 547,998 shares of common stock of Buildscape from Imagine. Upon the investment by Dow, the Company's voting rights in Buildscape reverted back from Imagine to the Company.

On November 20, 2000, Dow agreed to invest up to $10 million in Buildscape, LLC for a 12.5% membership interest in Buildscape, LLC, which at the time was a wholly-owned subsidiary of Buildscape. As of December 31, 2000, Dow had invested $5 million and held a 6.25% membership interest and as of March 31, 2001, Dow had invested the full $10 million and acquired the full 12.5% membership interest in Buildscape, LLC.

In April 2001, Buildscape LLC entered into a loan agreement for $5 million with Dow and the Company executed a guaranty for 35.1% of the note. On September 12, 2001, Buildscape, LLC executed a Second Amendment and Restated Note ("Amended Note") under which Dow may make advances in the aggregate principal amount of $13,000,000 to Buildscape, LLC. Pursuant to the Company's guaranty, if principal and interest under the Amended Note are not paid, Dow may call the guaranty and the Company may satisfy its obligation by transferring to Dow shares of its Buildscape common stock up to 1,014,000 shares. Subsequently in November, Dow entered into a new loan agreement with Buildscape,LLC, for up to $10 million. The Company has not guaranteed this note. Concurrent with executing this note, Dow was granted an additional 12.5% interest in Buildscape, LLC.

As a result of these transactions, as of December 31, 2001, the Company owned (before Buildscape's employee stock options) approximately 40% of Buildscape on a fully converted basis. Imagine owned 24.0% on a fully converted basis and Dow owned 100% of the preferred shares, and approximately 36% on a fully converted basis. As of December 31, 2001, Buildscape owned 75% and Dow owned 25% membership interest in Buildscape, LLC.

Summary financial information for Buildscape for years 2001, 2000 and 1999, respectively, follows (in thousands):

                                                          ------------------------------------------------------------
                                                                                 December 31,
                                                          ----------------- --- ------------------ --- ---------------
                                                                2001                  2000                  1999
                                                                ----                  ----                  ----
                                                            (unaudited)             (audited)              (audited)
Operating Statement Data:
   Net sales                                           $           1,657     $              746     $             547
   Gross profit                                                      123                     73                    85
   Net loss                                            $         (16,915)    $          (12,286)    $          (5,935)
Balance Sheet Data:
   Current assets                                      $             754     $              818     $           2,677
   Current liabilities                                            21,459                  2,711                 1,592
   Stockholder's equity (deficit)                      $         (15,442)    $              577     $           1,995


5.       Property and Equipment

Property and equipment consists of (in thousands):

                                                                                    December 31,
                                                                            -----------------------------
                                                                                2001             2000
                                                                                ----             ----

             Furniture and office equipment                              $            97  $           91
             Computer equipment                                                      158             154
             Software                                                                204             231
                                                                            -------------     -----------
                                                                                     459             476

             Less:  Accumulated depreciation                                         361             291
                                                                            -------------     -----------
             Property and equipment, net                                 $            98  $          185
                                                                            =============     ===========

6.       Accrued Liabilities

The following table summarizes the accrued liabilities (in thousands):

                                                                                 December 31,
                                                                            --------------------------
                                                                               2001              2000
                                                                               ----              ----

             Accrued interest                                            $      2,860    $        1,258
             Accrued payroll                                                      272               100
             Other                                                                310               326
                                                                            ----------        ----------
                          Total accrued liabilities                      $      3,442    $        1,684
                                                                            ==========        ==========

7.       Long-Term Debt

Long-term debt obligations are summarized as follows (in thousands):

                                                                                    December 31,
                                                                            -----------------------------
                                                                               2001             2000
                                                                               ----             ----

             Collateralized notes                                        $      9,500    $       9,500

             Wickes promissory note                                               402              469

             Imagine loan                                                       2,022            2,022

             Mortgage debt                                                      1,640           11,345

             Other                                                                 29               --
                                                                            ----------         ---------
             Long-term debt                                                    13,593           23,336

             Less current maturities                                          (13,593)         (23,068)
                                                                            ----------        ----------
                          Total long-term debt less current maturities   $        --     $         268
                                                                            ==========        ==========

As of December 31, 2001, Prime and London InterBank Offered Rate ("LIBOR") three-month rates were 4.75% and 2.6%, respectively.

Collateralized Notes ("the 11% Secured Notes")

The 11% Secured Notes are unsubordinated promissory notes due September 30, 2000 bearing 11% interest. The 11% Secured Notes are secured by a junior lien on the collateral securing the Company's real estate indebtedness and 10 million shares of Greenleaf common stock.

On March 24, 2000, the Company and the 11% Noteholders executed a modification to the 11% Agreement. This modification allowed the Company to use 100% of the net sales proceeds from the sale of its Greenleaf shares to be applied against the semi-annual interest payment due March 31, 2000 in lieu of payment against the principal. In addition, the Company agreed to make a principal reduction of $550,000 on the 11% Secured Notes on or before April 30, 2000. The Company was unable to sell a sufficient amount of the Greenleaf shares to meet the April 30 deadline and received a notice of default from the Noteholders on May 8, 2000.

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

On August 14, 2000, the Company and the 11% Noteholders executed an Amendment to the Forbearance Agreement with the agent for the 11% Noteholders that allowed the interest and principal due on September 30, 2000, to be paid on December 31, 2000. The terms of this agreement provided that (i) the Company continue to sell the Greenleaf common stock in a reasonable manner, (ii) the Company applied the proceeds from such sales first to the unpaid interest and second to the unpaid principal, (iii) the interest rate remains at 17% and (iv) the Noteholders received a second lien behind Imagine on the Company's 3,119,067 shares of Buildscape common stock.

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

In March 2001, Imagine purchased a majority of the Company's 11% Secured Notes from the noteholders of these 11% Secured Notes. As a result of this action, the agent for the Noteholders cancelled the foreclosure sales mentioned above. In August 2001, Imagine acquired the remaining 25% of the 11% Secured Notes and now owns 100% of the Notes. Imagine and the Company are negotiating to restructure the debt. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek reorganization under applicable federal bankruptcy laws.

As of December 31, 2001, the Noteholders have a first lien on 8,460,000 shares of Greenleaf's common stock and a second lien on 3,119,067 shares of Buildscape common stock and the assets securing the mortgage debt.

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

In December 2001, the Company and Wickes renegotiated the terms of the Note, including extending the maturity date of the Note to December 31, 2002. In addition, the interest rate was increased to a rate of ten percent per annum.

Imagine Loan

On August 27, 1999, the Company entered into a loan agreement with Imagine pursuant to which the Company borrowed $711,055 in August 1999 and $1,088,945 in September 1999. The loan had a maturity date of August 31, 2000. The loan bears interest at an annual rate of 12.75% and was originally secured by a pledge of 921,845 shares of Wickes common stock and 100% of the outstanding shares of Cybermax stock. A portion of the pledged Wickes stock, 163,690 shares, have been released to the borrower to be sold in the open market. The shares released are required to be sold for the sole purpose of covering interest payments on this debt, interest on the 11% Secured Notes and/or principal and interest on its debt payments due to Wickes. The Company is prohibited from the payment of cash dividends without the prior approval of Imagine under this agreement.

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

As of December 31, 2001, there were 758,155 shares of Wickes common stock, 3,119,067 shares of Buildscape common stock and 1,000 shares of Cybermax common stock held as collateral on this debt.

On April 27, 2001, Imagine authorized the execution of the Company's Guaranty of a $5,000,000 note by Dow to Buildscape ("Dow Note"). The Company executed a Guaranty Note Agreement to guarantee up to 35.1% of the principal and interest advanced under the Dow Note. The guarantee is supported by the Company's
3,119,067 shares of Buildscape Common Stock. If it becomes necessary for the Company to transfer a portion of its Buildscape Shares to Dow to satisfy its Guaranty of the Dow Note, Imagine will release its first lien on such number of Buildscape Shares as will satisfy the Company's obligations under its partial Guaranty of the Dow Note.

On September 12, 2001, Buildscape, LLC executed a Second Amendment and Restated Note ("Dow Amended Note"), under which Dow may make advances in the aggregate principal amount of $13,000,000 To Buildscape, LLC. The Company executed a Guaranty for 35.1% of this Dow Amended Note. If payments of principal and interest under the Dow Amended Note are not paid, Dow may call the Guaranty and the Company may satisfy its obligation by transferring to Dow shares of its Buildscape common stock up to 1,014,000 shares.

Mortgage Debt

Riverside purchased certain real estate owned by its former life insurance company subsidiary. In connection therewith, Riverside issued a series of seven non-recourse promissory notes (the "Notes") with an aggregate principal amount of $17,798,000 equal to 90% of the purchase price of the real estate parcels. Principal and interest payments are due in annual installments, commencing on June 6, 1997. Each annual installment is calculated based upon equal payments amortized over a term of 20 years. A balloon payment of the remaining principal balance is due on the seventh anniversary of the Notes. The Notes bear interest at a rate adjusted quarterly, equal to LIBOR plus three percentage points. The Notes are collateralized by first priority mortgages covering all of the real estate. On each anniversary of the Notes, Riverside is required to provide the lender with an independent appraisal of the real estate, subject to the mortgages ("Appraised Value"). If the outstanding principal amount of the Notes exceeds 85% of the Appraised Value on the first anniversary or 80% of the Appraised Value with each anniversary thereafter, Riverside is required by December 31 of that year to make an additional principal payment on the Notes in an amount equal to such excess. A parcel of real estate that is subject to the mortgage may be sold by Riverside only in a cash transaction and only with the prior consent of the lender. Subject to certain exclusions, the entire sales proceeds are required to be paid to the lender to fund an escrow account for the payment of property taxes and to pay accrued and unpaid interest and any remaining principal balance on the Notes.

On December 31, 1999, American Founders Life Insurance Company agreed to amend certain terms of its mortgage with the Company. In connection with the amendment, (i) all interest due through December 31, 1999 was deferred until the next land sale, (ii) additional interest would accrue on the interest due on June 6, 1999 at a rate of LIBOR plus three percentage points and (iii) as future sales occur, all past due interest and taxes would be paid first; then future interest through June 6th of each year would be paid; thereafter, proceeds would be applied to principal.

In 2001,  the  Company  made  principal  payments of  approximately  $9,704,000,
interest  expense  and  property  taxes  payments  of  approximately   $812,000,
including a prepayment of interest of approximately $36,000.

In 2000, the Company had made payments of approximately $2,300,000 of interest expense and property taxes, including a prepayment of interest of approximately $400,000.

As of December 31, 2001, in additon to the real estate, there were 2,016,168 shares of Wickes' common stock held as collateral on this mortgage debt.

Other Debt

On April 4, 2001, the Company executed a non-interest bearing promissory note with the Company's former attorneys, for approximately $59,000. The terms of the note call for monthly principal payments of $5,000, commencing May 1, 2001 and continuing on a monthly basis until the note is paid in full. This note was for payment of previous legal fees incurred by the Company.

8.       Commitments and Contingencies

The Company is not aware of any legal proceedings that will have a material adverse effect on the Company.

The Company and its subsidiaries have various operating leases for which approximately $85,000, $249,000 and $296,000 was expensed in 2001, 2000 and
1999, respectively. As of December 31, 2001, the Company and its subsidiaries lease its home office property for approximately $145,000 per year. The Company executed the lease for its home office in September 2001 and it expires in August 2004.

The Company's total future minimum commitments for noncancelable operating leases are as follows (in thousands):

                                   Year                          Amount
                                   ----                          ------
                                   2002                    $         153
                                   2003                              151
                                   2004                              102
                                                                 --------
                                  Total                    $         406
                                                                 ========

In connection with the sale of Dependable Insurance Company, Inc. ("Dependable"), a former property and casualty company of the Parent, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. In 1995, in connection with the sale of Dependable, the Company established a reserve for $300,000 for future losses. Since the Company has not experienced losses on this business, the Company released $75,000 and $150,000 of the reserve in 1999 and 1998, respectively. The Company's reserve at December 31, 2001 is $75,000, which the Company believes is sufficient for any future losses. Although future loss development may occur over a number of years, the Company believes, based on all information presently available, that indemnities for any losses that may occur will not have a material adverse effect on the Company's financial position or results of operations.

In connection with the sale of its mortgage lending operation in 1997, the Company agreed to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 62,500 shares of its Wickes' common stock pledged as collateral for this indemnification obligation. In 2001, the Company was notified of a potential liability under its indemnity and in January 2002, the Company agreed to settle this liability with the purchaser. The Company's Consolidated Balance Sheet at December 31, 2001, includes a payable for approximately $135,000 for this liability. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operation.

Parent Company Liquidity and Management's Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2000 and 1999, the Company incurred net losses of $1,844,000 and $2,678,000, respectively and, as December 31, 2001 and 2000, the Company's current liabilities exceeded its current assets. In addition, at December 31, 2001, the Company's total liabilities exceeded its total assets by $2,427,000. These factors among others may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 7, the Company is in default with respect to the majority of its outstanding long-term debt agreements and the balance has been classified as a current liability. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

The Company is primarily a holding company, which derives its financial resources through asset sales. At December 30, 2001, such assets consist of 48 acres of land located within Smyrna, Georgia, and 2,860,243 shares of Wickes common stock, all of which are pledged as collateral on the Company's debt agreements. The Company's debt agreements require the proceeds from the sale of these assets to be used to pay principal and interest on the related indebtedness. Accordingly, unless the Noteholders release these assets, the sale of such assets will not generate resources to be used to pay other current obligations or to pay operating expenses until the debt has been repaid in full.

The Company is vigorously pursuing the sale of its Georgia property, which management believes may be sufficient to retire the mortgage debt and reduce the balance of the Secured 11% Notes. The Company is also negotiating with its Noteholders to restructure the various debt agreements to establish satisfactory repayment terms and to release a portion of assets held as collateral under the notes, allowing sales proceeds to be used to pay operating costs. The Company believes that corporate assets have adequate value to cover liabilities and management is evaluating all options on liquidating assets and investments to meet the debt requirements. If the Company is unsuccessful in these efforts, it may file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and operate its businesses as debtors in possession under the supervision of the Bankruptcy Court.

 9. Employee Benefit Plans

ESOP

The Company terminated its Employee Stock Ownership Plan and Trust ("ESOP"), effective December 29, 1999 and directed the ESOP to sell unallocated shares and apply the proceeds to the unpaid balance of the note payable to the Company. The ESOP sold 50,000 of those shares to officers of the Company and Cybermax. The Company received promissory notes in the amount of $40,626 for payment of these shares. All of the notes bear an interest rate of 8.50% and are collateralized by the shares sold to these officers. During 2001 and 2000, the Company received approximately $6,500 and $25,300 of principal and interest on these notes. The remaining 8,000 shares were being held pending the outcome of the Internal Revenue Service review of the termination of the plan and were sold upon completion of this process in 2001. Amounts outstanding under these promissory notes are reflected as reductions to Additional-Paid-in-Capital on the Company's Consolidated Balance Sheet. All 58,000 shares were considered issued and outstanding at December 31, 2000.

In 2001, the IRS issued a "Favorable Determination Letter on the Dissolution of the ESOP" which means that all distributions have been accepted as properly made and the ESOP may sell the remaining shares that it holds, distributing the proceeds from the sale to Riverside as final payment on the ESOP note payable to Riverside. As a result, the remaining shares were purchased at the market price per share of $.63 by various officers of the Company.

Stock Option Plans

On May 24, 2001, the Company's 2001 Stock Option Plan was approved by the shareholders of the Company. On August 1, 2001, the Company's Board of Directors approved the grant of options to certain employees and board members. Compensation cost for stock options issued in 2001, determined based on the fair value of the grant date consistent with the method prescribed by SFAS No. 123, would not have a material effect on net income. Additional information with respect to stock options is as follows:

                                                             Number of Option Shares                 Option Price
                Non-Qualified                           Total                Exercisable               Per Share

Outstanding at December 31, 1999                           50,000                      50,000                   $3.00
   Granted                                                     --                          --                      --
   Vested                                                      --                          --                      --
   Exercised                                                   --                          --                      --
   Expired/Cancelled                                           --                          --                      --
                                                    --------------      ----------------------    --------------------
Outstanding at December 31, 2000                           50,000                      50,000                   $3.00
   Granted                                                120,000                          --                    $.51
   Vested
   Exercised
   Expired/Cancelled                                      (50,000)                    (50,000)                  $3.00
                                                    --------------      ----------------------    --------------------
Outstanding at December 31, 2001                          120,000                          --                    $.51
                                                    ==============      ======================    ====================


Non-Qualified Options outstanding as of December 31, 2001 expire in August 2011.


                                                             Number of Option Shares                 Option Price
                     ISO                                Total                Exercisable               Per Share
                     ---                                -----                -----------               ---------

Outstanding at December 31, 2000                               --                          --                      --
   Granted                                                174,000                          --             $.51 - $.56
   Vested
   Exercised
   Expired/Cancelled
                                                    --------------      ----------------------    --------------------
Outstanding at December 31, 2001                          174,000                          --             $.51 - $.56
                                                    ==============      ======================    ====================

Options outstanding as of December 31, 2001, include 100,000 options that expire in August 2006 and 74,000 options that expire in August 2011.

401(k) Plan

The Company has a Deferred Compensation Plan for all its eligible employees, which allows participants to defer up to ten percent of their salary pursuant to
Section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation for employees contributing up to 6%. Employees are 100% vested in their contributions and vest in the Company's contribution over a period of seven years. The Company's contribution was $9,700, $15,600 and $11,000 during 2001, 2000 and 1999, respectively.

10.      Income Taxes

The Company had $0 current and deferred income tax expense in 2001, 2000 and 1999.



Actual income tax expense differs from expected tax expense computed by applying the Federal corporate tax rates of 34% as follows (in thousands):

                                                                     2001                2000               1999
                                                                     ----                ----               ----

Tax benefit computed at statutory rate                       $             126   $          (627)   $           (911)
Effect of the difference in tax treatment of
  goodwill                                                                  --                --                 193
State and local income taxes                                                11               (55)                (80)
Expiring (utilization) net operating losses                               (592)            1,478                  --
Other                                                                       --              (127)                405
Change in valuation allowance                                              455              (669)                393
                                                                ----------------     -------------     ----------------
Actual tax expense                                           $              --    $           --   $              --
                                                                ================     =============     ================




A valuation allowance has been established to reduce deferred tax assets to the amount which more likely than not will be realized in the future. The components of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (in thousands):

                                                                              2001                 2000
                                                                              ----                 ----

Deferred tax assets:
Goodwill amortized                                                     $         225       $          245
Trade accounts receivable                                                        125                  155
Other accrued liabilities                                                         95                   40
Difference in investment carrying values                                       8,295                7,048
Net operating loss and AMT credit carry forwards                              17,019               18,443
Different in asset bases                                                          16                   --
                                                                          -------------         ------------
     Total deferred tax assets                                                25,775               25,931
Valuation allowance for deferred tax assets                                  (25,323)             (24,867)
                                                                          -------------         ------------
          Net deferred tax assets                                                452                1,064
                                                                          -------------         ------------

Deferred tax liabilities:

Difference in asset bases                                              $          --       $          612
Other accrued income items                                                       452                  452
                                                                          -------------         ------------
      Total deferred tax liabilities                                             452                1,064
                                                                          -------------         ------------
Net deferred tax assets                                                           --                   --
                                                                          =============         ============

At December 31, 2001, the Company has net operating loss carry forwards available to offset income of approximately $45 million expiring in years 2003 through 2020, as follows (in thousands):

                                                                            Expires                Loss

                                                                             2003           $       5,003
                                                                             2006                   3,342
                                                                             2007                   3,538
                                                                             2008                   3,505
                                                                             2009                   7,992
                                                                             2010                   6,875
                                                                             2011                   3,496
                                                                             2012                   2,444
                                                                             2018                   2,811
                                                                             2019                   3,355
                                                                             2020                   3,119
                                                                                                ------------
                                                                             Total         $       45,480
                                                                                                ============






11.      Fair Value of Financial Instruments

In accordance with SFAS 107, "Disclosure about Fair Value of Financial Instruments," information has been provided about the fair value of certain financial information. The following methods and assumptions were used to estimate the fair value of each material class of financial instruments covered by the Statement for which it is practicable to estimate that value.

Investment in Wickes - The fair value of Wickes is determined by the NASDAQ National Market System quoted market price.

Other investments - This includes common stock; the market is determined by the Over-the-Counter Bulletin Board price.

Long-term debt - The carrying amount is a reasonable estimate of fair value, as the stated rates of interest represent current market rates.

The market value of the Company's investment in shares of Buildscape common stock are not reflected herein as this investment is accounted for under the equity method and there is no readily determined market value.

The estimated fair value of the Company's financial instruments at December 31, 2001 are summarized as follows (in thousands):

                                                                            December 31, 2001
                                                               ---------------------------------------------
                                                                     Carrying                Estimated
                                                                      Amount                Fair Value
                                                               ---------------------    --------------------
 Financial assets:
   Cash and cash equivalents                                $                  210  $                 210
   Investment in Wickes                                                     12,506                  8,724
   Other investments                                                            19                     19

Financial liabilities:
   Long-term debt                                                           13,593                 13,593

12.      Related Party Transactions

The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson. Reimbursement expenses were $17,000 in 2001, $15,000 in 2000 and $195,000 in 1999. In 1997, the Company
established a reserve for approximately $434,000 related to salaries and expenses either incurred in 1997 or incurred in prior years and charged to this affiliate and not previously paid. In 1998, the Company (exclusive of Wickes) incurred $104,000 of costs from the use of the airplane. This amount reduced the reserve recorded in 1997 to $330,000. In 1999, the Parent Company incurred (exclusive of Wickes) $195,000 of costs from use of the airplane, of which $11,000 reduced the reserve. This amount reduced the reserve to $319,000.

Included in operations for 2001, 2000 and 1999 is income related to office expenses and tax services either paid to the Company (or charged) by the Company to Wilson Financial of $30,000, $50,000 and $34,000, respectively. At December 31, 2001 and 2000, there was an intercompany balance of approximately $13,000 and $33,000, respectively, owed by Wilson Financial to Riverside related to these net expenses. This balance was reclassified from current assets to non current assets at December 31, 2001 and 2000, respectively.

Included in operations for 2001 and 1999 is income related to tax and accounting services paid to the Company by a former affiliate of the Company of $9,500 and $65,000, respectively.

Included in operations for 2001 and 2000 is income related to software and editorial services provided by the Company to Buildscape of $344,000 and $392,000, respectively. For certain costs, including office space and overhead, business services, human resources and accounting, the Company and Buildscape have entered into a shared services agreement. This agreement allocates expenses to Buildscape based on its proportioned usage. The Company received $441,000, $723,000 and $314,000 for these services in 2001, 2000 and 1999, respectively.

In the fourth quarter of 1997, J. Steven Wilson, the Company's Chairman, President and Chief Executive Officer advanced $160,000 to the Company. The Company repaid this in June 1998. In addition, the Company advanced Mr. Wilson $150,000 in June 1998. Mr. Wilson repaid this in March of 1999. During December 1999, three executive officers of the Company and its subsidiaries, purchased 50,000 shares of the Company's common stock in connection with the termination of the Company's ESOP. The Company received promissory notes for $40,626 for payment of these shares. For further information regarding this transaction, see
Note 9. "Employee Benefits Plans". During 2001 and 2000, the Company received principal and interest payments on the promissory notes of $6,500 and $25,300, respectively.

During the fourth quarter of 1998 and the first quarter of 1999, the Company sold a total of 1,082,000 shares of its Wickes' common stock to Imagine. The president of Imagine is on the Wickes' Board of Directors and is a former Director of the Company. For further information see Note 2. "Investment in Wickes".

During 1999, the Company entered into a loan agreement with Imagine. The loan is for $1,800,000, bears interest at an annual rate of 12.75% and was due August 31, 2000. On August 31, 2000, the Company and Imagine extended the principal and interest payments that were due on August 31, 2000 until December 15, 2000. The loan was increased to $2,022,000 for unpaid interest and refinancing costs related to this extension. The Company and Imagine are in discussions regarding the extension of the principal and interest payments that were due on December 15, 2000 for one year. For further information on this short-term loan agreement, see Note 7. "Long-Term Debt".

On October 21, 1999, the Company sold 38% of its Buildscape common stock to Imagine for the cancellation of $3.0 million of indebtedness and 520,000 shares of its Riverside common stock. For further information on this transaction, see
Note 7. "Investment in Buildscape".

13.      Subsequent Events ("Unaudited")

On January 14, 2002, the Company received a letter, dated January 9, 2002, from the staff(the "Staff") of the Securities and Exchange Commission("SEC"). The leter contained certain comments of the Staff on the Company's filings with the SEC. One of the comments was for the Company to explain to Staff why the Company is not an investment company as defined in Section 3(a)(1)(C) of the Investment Company Act of 1940(the "Investment Company Act"). By letter dated January 28, 2002, the Company responded to the Staff's comments and explained the basis for managment's conclusion that the Company is not an investment company and is not subject to the reporting requirements of the Investment Company Act.

On March 4, 2002, the Company received a second letter, dated February 28, 2002, from the Staff in which the Staff continued to question whether the Company qualifies for an exemption from the definition of investment company under the Investment Company Act. The Company is reviewing this issue with counsel and preparing a response to the Staff's second letter.

14.      Industry Segment Information and Quarterly Results of Operations

The following table sets forth certain financial data for the past three years for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. The "Parent Group" includes real estate, parent company and all eliminating entries for intercompany transactions. The Company accounted for its investment in Wickes' under the equity method for 1999, 2000 and 2001. Buildscape's operations are consolidated with those of the Company and its subsidiaries through October 21, 1999. The Company accounted for its investment in Buildscape under the equity method for the remainder of 1999,and all of 2000 and 2001.



                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                2001                2000                    1999
                                                                ----                ----                    ----
                                                                               (in thousands)
                                                                               --------------
 Sales:
   Buildscape(1)                                       $            --       $             --       $          415
   Cybermax                                                       1,215                  1,774               1,171
   Parent Group                                                     --                     --                   34
                                                          ----------------      -----------------      --------------
                         Total                         $          1,215      $           1,774      $        1,620
                                                          ================      =================      ==============

 Direct costs:
   Buildscape(1)                                       $            --       $             --       $          342
   Cybermax                                                         591                    945                 213
   Parent Group                                                     --                     --                    4
                                                          ----------------      -----------------      --------------
                         Total                         $            591      $             945      $          559
                                                          ================      =================      ==============

 Other operating income:
   Cybermax                                            $             93      $              52      $           15
   Parent Group                                                     270                    136                  80
                                                          ----------------      -----------------      ---------------
                         Total                         $            363      $             188      $           95
                                                          ================      =================      ===============

 Investment income and realized
 gains/(losses):
   Buildscape(1)                                       $            --       $             --       $            3
   Cybermax                                                         --                     --                3,994
   Wickes (2)                                                       (72)                    28                 --
   Parent Group                                                   6,610                  1,899                (321)
                                                          ----------------      -----------------      ---------------
                         Total                         $          6,538      $           1,927      $        3,676
                                                          ================      =================      ===============

 Expenses:
   Buildscape(1)                                       $            --       $              --      $        4,485
   Cybermax                                                       1,067                  1,554               2,209
   Parent Group                                                     727                    823                 421
                                                          ----------------      -----------------      ---------------
                         Total                         $          1,794      $           2,377      $        7,115
                                                          ================      =================      ===============
 Interest expense:
   Buildscape(1)                                       $            --       $             --       $          174
   Cybermax                                                         --                     --                    3
   Wickes (2)(3)                                                  1,615                  1,466               1,407
   Parent Group                                                     738                  1,400               1,058
                                                          ----------------      -----------------      ---------------
                         Total                         $          2,353      $           2,866      $        2,642
                                                          ================      =================      ===============



                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                2001                    2000                 1999
                                                                ----                    ----                 ----
                                                                                   (in thousands)
                                                                                   --------------

 Earnings (losses) before income taxes and equity
 in earnings(losses) of related parties
   Buildscape(1)                                       $           --        $            --        $      (4,583)
   Cybermax                                                      (350)                   (673)              2,755
   Wickes (2)(3)                                               (1,687)                 (1,438)             (1,407)
   Parent Group                                                 5,415                    (188)             (1,690)
                                                          -------------          -------------           ---------
                         Total                         $        3,378        $         (2,299)      $      (4,925)
                                                          =============          =============           =========
 Identifiable assets:
   Buildscape(1)                                       $         (947)       $           (947)      $        (947)
   Cybermax                                                       295                     505                 556
   Wickes (2)                                                  12,506                  15,779              15,799
   Parent Group                                                 3,418                   9,764              10,775
                                                          -------------          -------------           ---------
                         Total                         $       15,272        $         25,101       $      26,183
                                                          =============          =============           =========



(1) After October 21, 1999, the Company's balance sheet and statements of operations reflect the Company's investment in Buildscape under the equity method. For further information on Buildscape's summary financial information, see Note 4. "Investment in Buildscape".

(2) The Company's balance sheet and statements of operations reflect the Company's investment in Wickes under the equity method for 2001, 2000 and 1999, respectively.

(3) Includes  $1,615,000,  $1,466,000  and  $1,407,000  for an interest  expense allocation from Riverside on its 11% Secured Notes for 2001, 2000 and 1999, respectively.
                                      F-27

Quarterly Results (unaudited)

                                                                                2001
                                                              (in thousands, except per share amounts)

                                           First            Second            Third             Fourth
                                          Quarter          Quarter           Quarter           Quarter             Total
                                          -------          -------           -------           -------             -----

Revenues                            $        4,019    $          900    $         227     $        2,970    $        8,116

Costs and expenses                           1,326             1,175              964              1,273             4,738

                                       --------------   ---------------    -------------    ---------------    ---------------
Earnings (losses) from
operations                                   2,693              (275)            (737)             1,697             3,378

Equity in (earnings) losses of
Wickes, Inc.                                (2,290)              115              108               (912)           (2,979)

                                       --------------   ---------------    -------------    ---------------    ---------------
Earnings (losses) before
 income taxes                                  403              (160)            (629)               785               399

Current income tax expense(benefit)             51                (4)             (14)               (33)              --
                                       --------------   ---------------    -------------    ---------------    ---------------
 Net earnings(losses)               $          352    $         (156)   $        (615)    $          818    $          399
                                       ==============   ===============    =============    ===============    ===============
Basic & diluted earnings
(loss) per common share             $         0.07    $        (0.03)   $       (0.13)    $         0.17    $         0.08
                                       ==============   ===============    =============    ===============    ===============

Weighted average
number of common
shares used in computing
earnings (loss) per share                4,767,123         4,767,123        4,767,123          4,767,123         4,767,123

Weighted average number of common
shares used in computing diluted
earnings (loss) per share                4,767,123         4,767,123        4,767,123          4,767,123         4,767,123

                                      F-28

Quarterly Results (unaudited)

                                                                                2000
                                                              (in thousands, except per share amounts)

                                           First            Second            Third             Fourth
                                          Quarter          Quarter           Quarter           Quarter            Total
                                          -------          -------           -------           -------            -----

Revenues                              $        965   $           966   $         998    $          960    $       3,889

Costs and expenses                           1,279             1,624           1,514             1,771            6,188

                                        -----------      -----------      ------------      ------------     ------------
Losses from operations                        (314)             (658)           (516)             (811)          (2,299)

Equity in earnings (losses) of
Wickes Inc.                                 (1,297)              417             629               706              455
                                        -----------      -----------      ------------      ------------     ------------
Earnings (losses) before
income taxes                                (1,611)             (241)            113              (105)          (1,844)

Current income tax expense
                                        -----------      -----------      ------------      ------------     ------------
     Net earnings (losses)            $     (1,611)  $          (241)  $         113    $         (105)   $      (1,844)
                                        ===========      ===========      ============      ============     ============

Basic and diluted
earnings (loss)
 per common share                     $      (0.34)  $         (0.05)  $        0.02    $         (.02)   $       (0.39)
                                        ===========      ============     ============      ============     ============

Weighted average number
of common shares
used in computing basic
earnings (losses) per share              4,767,123         4,767,123       4,767,123         4,767,123        4,767,123

Weighted average number of common
shares used in computing diluted
earnings(losses) per share               4,767,123         4,759,123       4,759,123         4,759,123        4,759,123


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Riverside Group, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Riverside Group, Inc. and subsidiaries as of December 31, 2001 and 2000 and for the years then ended and have issued our report thereon dated March 27, 2002; such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedules of Riverside Group, Inc., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
March 27, 2002
                                      S-1

                  Independent Certified Public Auditors' Report


The Board of Directors and Shareholders of
Riverside Group, Inc.
Jacksonville, Florida


Our report on the consolidated financial statements of Riverside Group, Inc. and subsidiaries for the period ended December 31, 1999 is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 24 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers, LLP

Jacksonville, Florida
April 14, 2000
                                      S-2

                                   Schedule I
                       Riverside Group, Inc. (Parent Only)
                  Condensed Financial Information of Registrant
                                 Balance Sheets
                                 (in thousands)

                                                                                          December 31,
                                                                              -------------------------------------
                                                                                    2001                    2000
                                                                              -------------            ------------
                             ASSETS

Cash and cash equivalents                                                      $       148         $          132
Investment in real estate                                                            2,882                  6,682
Investment in Greenleaf                                                                 --                  2,323
Investment in Wickes                                                                12,506                 15,779
Investment in Buildscape                                                              (947)                  (947)
Investment in subsidiaries                                                             (49)                   203
Other investments                                                                       19                     60
Other assets                                                                           369                    567
                                                                              -------------            ------------
          Total assets                                                              14,928         $       24,799
                                                                              =============            ============
         LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses and
  other liabilities                                                            $     3,762         $        1,947
Long-term debt                                                                      13,593                 23,336
                                                                              -------------            ------------
          Total liabilities                                                         17,355                 25,283

Common stockholders' equity (deficit):
Common stock, $.10 par value; 20,000,000
   shares authorized, 4,767,123 issued and
   outstanding in 2001 & 2000                                                          477                    477
Additional paid-in capital                                                          16,513                 16,492
Accumulated other comprehensive income (loss)                                          (38)                 2,325
Retained earnings (deficit)                                                        (19,379)               (19,778)
                                                                              -------------            ------------
          Total stockholders' equity (deficit)                                      (2,427)                  (484)

                                                                              -------------            ------------
Total liabilities and stockholders' equity (deficit)                           $    14,928         $       24,799
                                                                              =============            ============

                                      S-3

                                   Schedule I
                       Riverside Group, Inc. (Parent Only)
                  Condensed Financial Information of Registrant
                       Condensed Statements of Operations
                                 (in thousands)

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------------
                                                                    2001                2000                1999
                                                                    ----                ----                ----

Net investment income                                       $       6,538      $        1,710       $        (375)
Other income                                                          215                  21                  41
Equity in net losses of subsidiaries,
   net of income taxes                                               (350)               (428)             (1,569)
Equity in investment in Wickes                                     (2,979)                455               2,095
                                                                ---------           ---------           ---------
          Total revenues                                            3,424               1,758                 192


Other operating costs & expenses                                      672                 736                 405
Interest expense                                                    2,353               2,866               2,465
                                                                ---------           ---------           ---------
          Total expenses                                            3,025               3,602               2,870

                                                                ---------           ---------           ---------
    Earnings (losses) before income tax expense                       399              (1,844)             (2,678)

Income tax expense (benefit)                                          --                  --                  --

                                                                ---------           ---------           ---------
     Net earnings (losses)                                  $         399      $       (1,844)      $      (2,678)
                                                                =========           =========           =========

Earnings (losses) per share of common stock                 $         .08      $        (0.39)      $       (0.52)
                                                                =========           =========           =========

Weighted average number of common shares
  used in computing earnings (losses) per share                 4,767,123           4,767,123           5,128,131
                                                                =========           =========           =========


                                      S-4

                                   Schedule I
                       Riverside Group, Inc. (Parent Only)
                  Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                                  Years Ended December 31,
                                                                           --------------------------------------
                                                                               2001         2000         1999
                                                                               ----         ----         ----
Operating Activities:
   Net earnings (losses)                                                $         399   $    (1,844)   $  (2,678)
   Adjustments to reconcile net earnings (losses)
      to net cash used in operating activities:
       Net realized investment (gains) losses                                  (6,575)       (1,678)         258
       Change in other assets and liabilities                                   2,057            35         (650)
        Equity in losses (earnings) of Wickes                                   2,979          (455)      (2,095)
        Equity in loss of subsidiaries,
         Net of cash received                                                     253           (57)       1,341
        Amortization of bond discount                                              --             --         173
        Depreciation and amortization                                              33            53           67
                                                                              --------      ---------   ---------
     Net cash used in operating activities                                       (854)       (3,946)      (3,584)

Investing Activities:
   Purchase of investments:
     Real estate investments                                                       (9)           --           (9)
     Other investments                                                             --           (66)          --
   Sale of investments:
     Real estate investments                                                   10,368         2,381           76
     Securities of Greenleaf                                                       82         1,508           --
     Securities of Wickes                                                         222           503        1,186
                                                                             ---------      ---------    --------
       Net cash provided by investing activities                               10,663         4,326        1,253

Financing Activities:
   Repayment of debt                                                           (9,802)         (500)        (445)
   Increase in borrowings                                                         --            --         2,637
   Net proceeds - ESOP Notes/Shares                                                 9            24           --
                                                                             ---------      ---------   ---------
      Net cash (used in) provided by financing activities                      (9,793)         (476)       2,192
                                                                             ---------      ---------   ---------

     Net increase (decrease) in cash and cash equivalents                          16           (96)        (139)

     Cash and cash equivalents at beginning of year                               132           228          367

                                                                             ---------      ---------    --------
     Cash and cash equivalents at end of year                           $         148   $       132    $     228
                                                                             =========      =========    ========

                 Schedule II - Valuation and Qualifying Accounts
                     Riverside Group, Inc. and Subsidiaries
              For the years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)


                Col.A         Col.B           Col.C               Col.D          Col.E


                                           Additions
                            Balance at    Charged to                           Balance at
                           Beginning of    Costs and           Deductions       End of
                             Period        Expenses               (1)           Period
                             ------       ----------           ----------      ----------
Allowance for doubtful
Accounts............... $             100   $      25   $              107   $         18

2000:
Allowance for doubtful
Accounts............... $               3   $     109   $               12   $        100

1999:
Allowance for doubtful
Accounts..............  $             337   $      23   $              357   $          3


(1)           Reserved accounts written off.

                                                                 Exhibit 21.01


                       List of Subsidiaries or Registrant


                                                                  State of
           Name                                                   Incorporation
__________________________________                              ________________



Cybermax, Inc.                                                           Florida

                                                                   Exhibit 23.01


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-16244 of Riverside Group, Inc. and subsidiaries on Form S-8 of our report dated March 27, 2002, appearing in this Annual Report on Form 10-K of Riverside Group, Inc. for the years ended December 31, 2001 and 2000. We also consent to the incorporation by reference of our report dated March 27, 2002 relating to the financial statement schedules, which appear in this Form 10-K.

/s/DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
April 1, 2002

                                                                   Exhibit 23.02


                Consent of Independent Certified Public Accounts


The Board of Directors of
Riverside Group, Inc.


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-16244) of Riverside Group, Inc. of our report dated April 14, 2000 relating to the consolidated financial statements and financial statement schedules, as of December 31, 1999 and for the year ended, which appear in this Form 10-K.


PricewaterhouseCoopers, LLP


Jacksonville, Florida
April 1, 2002