Form 10QSB
period 2002-03-31
RIVERSIDE GROUP INC/FL
filed 2002-05-20
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                            Commission File
For Quarter Ended     March 31, 2002                        Number 0-9209
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


                7800 Belfort Parkway, Jacksonville, Florida 32256
                -------------------------------------------------
               (Address of principal executive office) (Zip Code)



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

On May 8, 2002, there were 4,767,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX


                                                                                          Page
PART I.           FINANCIAL INFORMATION                                                  Number
                                                                                         ------

                  Item 1.  Financial Statements





                              Condensed Consolidated Balance Sheets as of
                              March 31, 2002 (Unaudited) and
                              December 31, 2001                                              3

                              Condensed Consolidated Statements of Operations
                              Three months ended March 31, 2002
                              and 2001 (Unaudited)                                           4

                              Condensed Consolidated Statements of Cash Flows
                              Three months ended March 31, 2002
                              and 2001 (Unaudited)                                           5

                              Notes to Condensed Consolidated
                              Financial Statements (Unaudited)                               6

                  Item 2.  Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                                    13

                  Item 3.  Quantitative and Qualitative Disclosures about
                              Market Risk                                                   18

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                19

                  Item 3.  Default on Senior Securities                                     19

                  Item 6.  Exhibits and Reports on Form 8-K                                 19



                     Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)


                                                                                 March 31,        December 31,
                                                                                  2002               2001
                                                                              -------------    ----------------
           ASSETS
Current assets:
  Cash and cash equivalents                                                   $        128       $         210
  Accounts receivable, less allowance for doubtful accounts of
     $23 at 2002 and $18 at 2001                                                       378                 357
  Other investments                                                                      7                  19
  Notes receivable                                                                      27                  27
  Prepaid expenses                                                                      58                  58
                                                                             -------------       --------------
    Total current assets                                                               598                 671

Investment in Wickes                                                                11,152              12,506
Investment in Buildscape                                                              (947)               (947)
Real estate held for sale                                                            2,880               2,882
Property and equipment, net                                                             81                  98
Other assets (net of accumulated amortization of $8 at 2001)                            55                  62
                                                                              -------------      --------------
          Total assets                                                        $     13,819       $      15,272
                                                                              =============      ==============

            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt                                           $     13,586       $      13,593
  Accounts payable                                                                     608                 587
  Accrued liabilities                                                                3,914               3,442
                                                                              -------------      --------------
          Total current liabilities                                                 18,108              17,622

Other liabilities                                                                       77                  77
                                                                              -------------      --------------
          Total liabilities                                                         18,185              17,699

Commitments and contingencies (Note 5)

Stockholders' deficit:
  Common stock, $.10 par value; 20,000,000 shares authorized;
     4,767,123 issued and outstanding in 2002 and 2001                                 477                 477
    Additional paid in capital                                                      16,513              16,513
    Accumulated other comprehensive loss                                               (50)                (38)
    Retained earnings deficit                                                      (21,306)            (19,379)
                                                                              -------------       -------------
    Total stockholders' deficit                                                     (4,366)             (2,427)

                                                                              -------------      --------------
          Total liabilities and stockholders' deficit                         $     13,819       $      15,272
                                                                              =============      ==============




     See Accompanying Notes to Condensed Consolidated Financial Statement.




                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (unaudited)
                     (in thousands except per share amounts)





                                                                                 Three Months Ended March 31,
                                                                              ------------------------------------
                                                                                   2002                   2001
                                                                              -------------          -------------



Revenues:
    Sales and service revenues                                                $      211           $        508
    Other investment losses                                                           (9)                   (14)
    Gains on real estate                                                              --                  3,487
    Gains on Greenleaf shares                                                         --                     64
    Losses on Wickes shares                                                          (17)                   (64)
    Other operating income                                                            82                     38
                                                                              -------------          ------------
                                                                                     267                  4,019

Costs and expenses:
    Direct costs                                                                      89                    190
    Provision for doubtful accounts                                                    5                     11
    Depreciation and amortization expense                                             19                     30
    Selling, general and administrative expenses                                     265                    469
                                                                              -------------          ------------
                                                                                     378                    700

                                                                              -------------          ------------
(Losses) earnings from operations                                                   (111)                 3,319

     Interest expense                                                                496                    626

     Equity in losses of Wickes                                                    1,320                  2,290
                                                                              -------------          ------------
    (Losses) earnings before income taxes                                         (1,927)                   403

    Current income tax expense                                                       --                      51
                                                                              -------------          ------------
    Net (losses) earnings                                                     $   (1,927)          $        352
                                                                              =============          ============

    Basic and diluted (losses) earnings per common share:
      (Losses) earning per share                                              $    (0.40)          $       0.07

    Weighted average number of common shares
       used in computing basic (losses) earnings per share                     4,767,123              4,767,123

     Weighted average number of common shares
        used in computing diluted (losses) earnings per share                  4,767,123              4,767,123




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)



                                                                                For the Three Months Ending March 31,
                                                                             --------------------------------------------
                                                                                  2002                         2001
                                                                             ---------------               --------------

Operating Activities
    Net (losses) earnings                                                    $      (1,927)             $          352
    Adjustments to reconcile net (losses) earnings to net cash used in operating activities:
       Depreciation and amortization expense                                            19                          30
       Provision for doubtful accounts                                                   5                         (11)
       Gains on real estate                                                             --                      (3,487)
       Gains of Greenleaf shares                                                        --                         (64)
       Losses on Wickes shares                                                          17                          64
       Equity in losses of Wickes                                                    1,320                       2,290
       Change in other assets and liabilities:
          Increase in accounts receivable                                              (26)                        (82)
          Decrease in other assets                                                       7                         122
          Increase in accounts payable and accrued liabilities                         493                         335
          Increase in current tax liabilities                                           --                          51
                                                                             ---------------               --------------
      Net Cash Used in Operating Activities                                            (92)                       (400)
                                                                             ---------------               --------------

Investing Activities
       Purchase of property, plant and equipment                                        --                          (6)
       Sale of investments:
         Sale of real estate held for sale                                              --                       4,595
         Sale of Greenleaf shares                                                       --                          64
         Sale of Wickes shares                                                          17                         197
                                                                             ---------------               --------------
       Net Cash Provided by Investing Activities                                        17                       4,850
                                                                             ---------------               --------------

Financing Activities
          Repayment of debt                                                             (7)                     (4,450)
                                                                             ---------------               --------------
       Net Cash Used In Financing Activities                                            (7)                     (4,450)
                                                                             ---------------               --------------

          Net  Decrease in Cash and Cash Equivalents                                   (82)                         --

          Cash and cash equivalents at beginning of period                             210                         246

                                                                             ---------------               --------------
          Cash and cash equivalents at end of period                         $         128               $         246
                                                                             ===============               ==============






                                See Accompanying Notes to Condensed Consolidated Financial Statements.


RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.    ORGANIZATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------------------------

      Organization
      ----------------

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

     On January 14, 2002, the Company received a letter dated January 9, 2002, from the staff (the "Staff") of the Securities and Exchange Commission ("SEC"). In the letter, the Staff requested that the Company explain why it is not an investment company as defined in Section 3(a)(1)(C) of the Investment Company Act of 1940 (the "Investment Company Act"). By letter dated January 28, 2002, the Company responded to the Staff's comments and explained the basis for management's conclusion that the Company is not an investment company and is not subject to the reporting requirements of the Investment Company Act.

     On March 4, 2002, the Company received a second letter, dated February 28, 2002, from the Staff in which the Staff challenged the Company's rationale for meeting the exclusions to the definition of an investment company. Under the Staff's interpretation, any investment gains reported on the Greenleaf stock in a period when the Company reports a net loss will result in the Company meeting the definition of an investment company. Although Greenleaf is no longer conducting business and the stock is considered permanently impaired, (see Note
4. "Investment in Greenleaf"), the stock trades on the market. Rather than challenge this interpretation by the Staff, the Company has determined that the most cost effective resolution is to sell the Greenleaf stock in bulk. An agreement has been reached to sell the shares to the CEO of the Company for the current market value. The Company will have a call provision for twelve months to reacquire the shares from the CEO at his purchase price. The Staff has agreed that this will resolve the issue of the investment company status. It is anticipated this transaction will be completed by the end of the second quarter.

     Basis of Financial Statement Presentation
     -----------------------------------------

     The condensed consolidated financial statements present the financial position, results of operations, and cash flows of the Company.

     The condensed consolidated balance sheets as of March 31, 2002, the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2002, and for all periods presented, have been made. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or for any interim period.

     The Company accounts for its investment in Greenleaf Technologies Corporation ("Greenleaf") common stock as available for sale. At December 31, 2001, these available for sale securities are reported at fair value, with the unrealized gains and losses excluded from earnings, but reported within stockholders' equity in accumulated other comprehensive income (net of the effect of income taxes). At the time of sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results. Subsequent to December 31, 2001, Greenleaf operations ceased. Accordingly, the Greenleaf common stock is permanently impaired. As such, the Company wrote down the investment to $0 at December 31, 2001.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the related Auditors' report, and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements
-----------------------------------------

     In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires companies to assess impairment of goodwill and other intangible assets on at least an annual basis to determine whether the fair value of those intangible assets continues to exceed the book value. Instead of amortization of goodwill, companies are required to record an impairment charge if the fair value is below carrying value. The Company adopted this standard on January 1, 2001 and, as a result, ceased recording amortization of goodwill. The Company will continue to evaluate the goodwill associated with its equity method investments in Wickes in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," which requires an impairment change be recorded if there is an "other-than-temporary" decline in the underlying investment supporting the goodwill. There was no impairment recorded in the first quarter 2002.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 and requires that long-lived assets held for use and those to be disposed of be measured for impairment. The Company adopted this statement effective January 1, 2002 and there was no material impact on the Company's financial position, results of operations or cash flows.

     There was $131,000 of goodwill amortization recorded for the three months ended March 31, 2001. The effect on the Company's financial statements adjusted to exclude goodwill amortization for all periods presented is reflected in the table below:

                                                                      March 31,            March 31,
                                                                       2002                 2001
                                                                   -----------          ------------


     Reported net (losses) earnings                                $     (1,927)       $         352
     Add back goodwill amortization                                         --                   131
                                                                   ------------         ------------
     Adjusted (losses) earnings                                          (1,927)                 483
                                                                   =============        ============
     Net (losses) earning per common share -
      basic and diluted:
      Reported net (losses) earnings                               $      (0.40)       $         .07
      Goodwill amortization                                                 --                   .03
                                                                   -------------        ------------
       Adjusted  (losses) earnings                                        (0.40)                 .10
                                                                   =============        ============


     Comprehensive Income
     --------------------

     Changes in the components of other comprehensive income and in accumulated other comprehensive income for the first three months of 2002 are as follows:

                                                           Unrealized              Total
                                                            Gains on           Comprehensive
                                                           Securities              Loss
                                                        ------------------    ------------------

Balance at December 31, 2001                             $         (38)      $       (1,964)

Change during the first three months of 2002                       (12)              (1,939)
                                                        ------------------    ------------------
Balance at March 31, 2002                               $          (50)      $       (3,903)
                                                        ==================    ==================

2.   INVESTMENT IN WICKES, INC.  ("Wickes")

     As of March 31, 2002, Riverside beneficially owned 2,853,943 shares of Wickes' common stock, which constituted 35% of Wickes' outstanding voting and non-voting common stock.

     Summary financial information of Wickes follows (in thousands):

                                                                 (unaudited)
                                                               March 30, 2002          Dec. 29, 2001
                                                             -----------------      ------------------
Balance Sheet Data:
   Current assets                                            $        194,340      $         194,744
   Total assets                                                       292,013                295,170
   Current liabilities                                                 80,593                 71,773
   Long-term debt                                                     185,057                193,253
   Other long-term liabilities                                          3,313                  3,373
   Common stockholders' equity                               $         23,050      $          26,771



                                                                         Three Months Ended
                                                             -----------------      ------------------
                                                                March 30, 2002        March 31, 2001
                                                                 (unaudited)            (unaudited)
                                                             -----------------      -------------------
Income Statement Data:
   Net sales                                                 $         185,824      $        184,826
   Cost of sales                                                       147,439               142,669
     Gross profit                                                       38,385                42,157
   Selling, general & administrative                                    37,821                44,856
   Other expenses                                                        2,847                 2,111
   Interest expense                                                      4,376                 5,883
   Other income                                                           (565)                 (390)
     Loss before income tax                                             (6,094)              (10,303)
     Net loss                                                $          (3,825)     $         (6,484)

3.    INVESTMENT IN BUILDSCAPE, INC. ("Buildscape")
      ----------------------------------------------

     As of March 31, 2002, the Company owned (before Buildscape's employee stock options) approximately 40% of Buildscape on a fully converted basis. Imagine Investments, Inc. ("Imagine") owned 24% on a fully converted basis and The Dow Chemical Company, Inc. ("Dow") owned 100% of the preferred shares and approximately 36% on a fully converted basis. As of March 31, 2002, Buildscape owned 75% and Dow owned 25% membership interest in Buildscape, LLC.

         Summary financial information of Buildscape follows (in thousands):

                                                  (unaudited)               (unaudited)
                                                 March 31, 2002            Dec. 31, 2001
                                               ----------------            --------------
Balance Sheet Data:
   Current assets                                $          620         $            754
   Total assets                                           3,162                    3,727
   Minority interest                                     (3,454)                  (2,705)
   Current liabilities                                   23,892                   21,459
   Common stockholders' equity                   $      (17,276)        $        (15,027)



                                                         Three Months Ended March 31,
                                              ---------------------------------------------
                                                     2002                       2001
                                                  (unaudited)                (unaudited)
                                              --------------------      -------------------

Income Statement Data:
   Net sales                                     $          435         $            343
   Cost of sales                                            248                      316
                                                  ---------------         ---------------
      Gross profit                                          187                       27
    Selling, general & administrative                     2,891                    6,816
    Other expense (income)                                 (455)                      (7)
                                                  ---------------         ---------------
      Net loss                                   $       (2,249)        $         (6,782)
                                                  ===============         ===============


4.    INVESTMENT IN GREENLEAF ("Greenleaf")
      -------------------------------------

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

     In  connection  with  the  sale  of  Dependable  Insurance  Company,   Inc.
("Dependable"), a former property and casualty company of the Parent, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. In 1995, in connection with the sale of Dependable, the Company established a reserve for $300,000 for future losses. Since the Company has not experienced losses on this business, the Company released $75,000 and $150,000 of the reserve in 1999 and 1998, respectively. The Company's reserve at March 31, 2002 is $75,000, which the Company believes is sufficient for any future losses. Although future loss development may occur over a number of years, the Company believes, based on all information presently available, that indemnities for any losses that may occur will not have a material adverse effect on the Company's financial position or results of operations.

     In connection with the sale of its mortgage lending operation in 1997, the Company agreed to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company currently has 62,500 shares of its Wickes' common stock pledged as collateral for this indemnification obligation. In 2001, the Company was notified of a potential liability under its indemnity and, in January 2002, the Company agreed to settle this liability with the purchaser. The Company's Condensed Consolidated Balance Sheet at December 31, 2001, includes a payable for approximately $135,000 for this liability. The creditor has agreed to a liquidation of the collateral in the market place to satisfy the liability. During the first three months of 2002, the Company sold 6,300 shares of the Wickes Common Stock collateral for approximately $17,000, reducing the liability to $118,000 at March 31, 2002. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operation.

Parent Company Liquidity and Management's Plans

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended March 31, 2002, the Company incurred net losses of approximately $1,927,000 and, at March 31, 2002, the Company's current liabilities exceeded its current assets. In addition, the Company's total liabilities exceeded its total assets by $4,366,000. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in
Note 6, the Company is in default with respect to the majority of its outstanding long-term debt agreements and the balance has been classified as a current liability. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

     The Company is primarily a holding company, which derives its financial resources through asset sales. At March 31, 2002, such assets consist of 48 acres of land located within Smyrna, Georgia and 2,853,943 shares of Wickes common stock, all of which are pledged as collateral on the Company's debt agreements. The Company's debt agreements require the proceeds from the sale of these assets to be used to pay principal and interest on the related indebtedness. Accordingly, unless the Noteholders release these assets, the sale of such assets will not generate resources to be used to pay other current obligations or to pay operating expenses until the debt has been repaid in full.

     The Company is vigorously pursuing the sale of its Georgia property, which management believes may be sufficient to retire the mortgage debt and reduce the balance of the 11% Secured Notes. The Company is also negotiating with its Noteholders to restructure the various debt agreements to establish satisfactory repayment terms and to release a portion of the assets held as collateral under the notes, allowing sales proceeds to be used to pay operating costs. The Company is evaluating all options on liquidating assets and investments to meet the debt requirements. If the Company is unsuccessful in these efforts, it may file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and operate its businesses as debtors in possession under the supervision of the Bankruptcy Court.

6.    LONG-TERM DEBT
      --------------

     Consolidated long-term obligations debt is comprised of the following as of March 31, 2002 (in thousands):

        Collateralized notes                                  $      9,500

        Wickes promissory note                                         402

        Imagine loan                                                 2,022

        Mortgage debt                                                1,640

        Other                                                           22
                                                               ------------
        Long-term debt                                              13,586

        Less current maturities                                    (13,586)
                                                               ------------
        Total long-term debt less current maturities          $         --
                                                               ============

Collateralized Notes ("the 11% Secured Notes)

     The Company failed to make the required payment on its 11% Secured Notes, which was due December 31, 2000, causing a default on the debt. Imagine subsequently purchased the Company's 11% Secured Notes from the holders of these 11% Secured Notes. The Company continues to negotiate with Imagine to restructure the notes. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek protection under applicable federal bankruptcy laws.

     As of March 31, 2002, the Noteholders have a first lien on 8,460,000 shares of Greenleaf's common stock and a second lien on 3,119,067 shares of Buildscape common stock and the assets securing the mortgage debt.

Wickes Promissory Note

     During 1998, 1999 and 2000, the Company was delinquent on the payment of principal and interest on this Promissory Note. In March 2000, the Company and Wickes renegotiated the terms of the Promissory Note, deferring all principal payments due for one year, including the delinquent principal payments for November 1999 and February 2000. The interest rate was increased to Prime lending rate plus four percentage points.

     In December 31, 2001, the Company and Wickes renegotiated the terms of the Promissory Note, including extending the maturity date of the Promissory Note to December 31, 2002. In addition, the interest rate was increased to a rate of ten percent per annum.

Imagine Loan

     The Company was not able to meet the payments due on December 15, 2000 to Imagine and the loan currently remains in default. The Company and Imagine are in discussions regarding the restructure of this loan in addition to the 11% Secured Notes.

     As of March 31, 2002, there were 758,155 shares of Wickes common stock, 3,119,067 shares of Buildscape common stock and 1,000 shares of Cybermax common stock held as collateral on this debt.

Mortgage Debt

     The failure to pay the 11% Secured Notes when due also constitutes a default under Riverside's $1.6 million mortgage loan obligations to American Founders Life Insurance Company. The mortgage lender has notified the Company that it has the right, but not the obligation, to defer exercising all or any of its rights under default, pending the outcome of negotiations between the Company and the agent for the 11% Secured Noteholders.

     As of March 31, 2002, in addition to the real estate, there were 2,016,168 shares of Wickes' common stock held as collateral on this mortgage debt.

7.   INCOME TAXES
     ------------

     The Company's effective tax rate was 0% for the three months ended March 31, 2002 and 2% for the three months ended March 31, 2001.

     The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be realized in the near future.

8.  RELATED PARTY TRANSACTIONS
    --------------------------

     The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson, the Company's Chairman, President and Chief Executive Officer. Reimbursement expenses were $0 and $17,000 for the first three months of 2002 and 2001, respectively.

     Included in operations for the first three months of 2002 and 2001 is income related to office expenses and tax services either paid to the Company (or charged) by the Company to Wilson Financial of $5,200 and $3,800, respectively. At March 31, 2002 and December 31, 2001, there was an intercompany balance of approximately $9,500 and $28,000, respectively, owed by Wilson Financial to Riverside related to these net expenses. This balance was reclassified from current assets to non current assets at March 31, 2001 and December 31, 2001, respectively.

     Included in operations for the first three months of 2002 and 2001 is income related to software and editorial services provided by the Company to Buildscape of $0 and $167,000, respectively. For certain costs, including office space and overhead, business services, human resources and accounting, the Company and Buildscape have entered into a shared services agreement. This agreement allocates expenses to Buildscape based on its proportioned usage. Buildscape's proportional usage for the first three months of 2002 and 2001 was approximately $158,000 and $135,000, respectively.

     In February 2002, Cybermax entered into an agreement with Wickes. The agreement calls for Cybermax to design, develop and support a web based system that will aid Wickes in marketing and selling product. For the three months ended March 31, 2002, Cybermax received approximately $59,000 from Wickes.

     The Company owns approximately 35% of the outstanding shares of Wickes common stock and approximately 13% are owned by Imagine and its parent, Stone Investments, Inc.

     In February 1998, Riverside completed the acquisition of the e-Commerce and advertising operations of Wickes by issuing an approximately $872,000 three-year unsecured Promissory Note. The terms of the Promissory Note include interest based on the Prime lending rate plus two percentage points due monthly and principal due in thirteen equal quarterly installments, beginning May 15, 1998 and ending May 15, 2001. In addition, Riverside agreed to pay ten percent of future net income of these operations, subject to a maximum of $429,249 plus interest. For further information on this Promissory Note, see Note 6. "Long-Term Debt."

     The Company has various loans due to Imagine. See Note 6. "Long-Term Debt" for further information on these loans.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The following discussion of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's ability to successfully restructure its 11% Secured Notes and other debt in a timely and reasonable matter, (ii) the success of and level of cash flow generated by Cybermax, (iii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iv) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, and the success of Cybermax and Buildscape, (v) the ability of the Company to raise funds through sales of Wickes common stock securities and (vi) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia. In addition to the factors described above, the Company's ability to sell Wickes common stock would depend upon, among other things, the trading prices for the securities and, in light of the relatively low trading volume for the securities, the possible difficulty the Company may have finding a buyer or buyers for the securities in a private transaction or otherwise.

                                Lines of Business

     The following table sets forth certain financial data for the three months ended March 31, 2002 and 2001, respectively, for the following segments:
Buildscape, Cybermax, Wickes and the Parent Group. The "Parent Group" includes real estate, parent company operations and all eliminating entries for inter-company transactions. The Company accounted for its investment in Wickes and Buildscape under the equity method for the first quarter of 2002 and 2001, respectively.

                                                              Three Months Ended

                                                  --------------------------------------------
                                                    March 31, 2002           March 31, 2001
                                                  --------------------     -------------------

Sales:
  Cybermax                                      $              211             $        508
  Parent Group                                                  --                       --
                                                  ----------------              -------------
             Total                              $              211             $        508
                                                  ================              =============

Direct costs:
  Cybermax                                      $               89             $        190
  Parent Group                                                  --                       --
                                                  ----------------              -------------
            Total                               $               89             $        190
                                                  ================              =============

Other operating income:
  Cybermax                                      $               82             $         --
  Parent Group                                                  --                       38
                                                  ----------------              --------------
            Total                               $               82             $         38
                                                  ================              ==============



                                                              Three Months Ended
                                                  --------------------------------------------
                                                                       ---
                                                    March 31, 2001           March 31, 2000
                                                  --------------------     -------------------

Investment income and realized
gains/(losses)
  Buildscape                                    $               --       $               --
  Cybermax                                                      --                       --
  Wickes (1)                                                   (17)                     (64)
  Parent Group                                                  (9)                   3,537
                                                 -----------------         ----------------
            Total                               $              (26)      $            3,473
                                                 =================         ================

Expenses:
  Cybermax                                      $              258       $              345
  Parent Group                                                  31                      165
                                                 -----------------         ----------------
            Total                               $              289       $              510
                                                 =================         ================

(Losses) earnings from operations:
  Wickes (2)                                    $              (17)      $              (64)
  Cybermax                                                     (54)                     (27)
  Parent Group                                                 (40)                   3,410
                                                 -----------------         ----------------
            Total                               $             (111)      $            3,319
                                                 =================         ================

Interest expense:
  Wickes (3)                                    $              398       $              398
  Cybermax                                                     --                       --
  Parent Group                                                  98                      228
                                                 -----------------         ----------------
            Total                               $              496       $              626
                                                 =================         ================
Identifiable assets:
  Buildscape (2)                                $             (947)      $             (947)
  Cybermax                                                     309                      412
  Wickes (2)                                                11,152                   13,228
  Parent Group                                               3,305                    6,868
                                                ------------------         ----------------
            Total                               $           13,819       $           19,561
                                                ==================         ================


(1) Includes losses of $17,000 and $64,000 on the sale of Wickes stock for the first three months of 2002 and 2001 respectively.

(2) The Company's balance sheet and statements of operations reflect the Company's investment in Wickes and Buildscape under the equity met hod.

(3) Includes $398,000 and $398,000 for an interest allocation from Riverside on its 11% Secured Notes for the first three months of 2002 and 2001, respectively.

                                    Cybermax

         The following table sets forth information concerning the results of Cybermax for the three months ended March 31, 2002 and 2001, respectively: (in thousands)

                                                                              Three Months Ended March 31,
                                                                          --------------------------------------
                                                                               2002                  2001
                                                                          ----------------     -----------------

             Sales                                                        $        211      $            508
             Direct cost                                                            89                   190
                                                                           ----------------     -----------------
                         Net profit                                                122                   318
             Selling, general and administrative                                   251                   317
             Depreciation and amortization                                           7                    28
                                                                          ----------------     -----------------
                         Total expenses                                            258                   345
             Other operating income                                                 82                    --
                                                                          ----------------     -----------------
                 Net loss                                                $         (54)     $            (27)
                                                                          ================     =================



     Revenues for the first three months of 2002 were $211,000 compared to $508,000 for the first three months of 2001. Revenues for the first three months of 2002 include $180,000 of e-Commerce solutions sales, $6,000 of e-Learning sales and $25,000 of network services. Revenues for the first three months of 2001 include $237,000 of e-Commerce solutions sales, $167,000 of e-Learning sales, $73,000 of multi-media sales and $31,000 of network services. As a result of economic conditions, including the September 11, 2001 terrorist attacks, Cybermax saw a general decline in other companies' general expenditures for software, marketing and advertising, including marketing on the Internet. This trend continued into the first quarter of 2002.

     The direct costs for the first three months of 2002 include $68,000 for e-Commerce solutions sales, $1,000 for e-Learning sales and $20,000 for network services. The direct costs for the first three months of 2001 include $106,000 for e-Commerce solutions sales, $62,000 for e-Learning sales, $15,000 for multi-media sales and $7,000 for network services.

     Selling, general and administrative expenses decreased by 21%. The primary reason for this decrease was the reduction of personnel, reserves for bad debt and depreciation expense. This decrease was slightly offset by increases in advertising expense and the management fee to Ennovative Commerce Solutions, Inc. ("Ennovative").

     In June 2001, the Company entered into an agreement with Ennovative, whereby, effective July 1, 2001, Ennovative would manage and operate the business of Cybermax. Ennovative receives a fee of 60% of the profits and is responsible for funding 60% of the losses as defined by the agreement. During the first three months of 2002, Cybermax recorded miscellaneous income of $81,500 for Ennovative's share of Cybermax losses.


                                   Buildscape

     The Company's investment in Buildscape at March 31, 2002 and December 31, 2001 was a deficit of $947,000. Accordingly, the Company has not recorded its equity in Buildscape's losses since October 21, 1999. In addition, the Company recorded no gains during the first quarters of 2002 and 2001 relating to Buildscape's sale of unissued common stock and membership interest in Buildscape LLC.

     See Note 3 to the Condensed Consolidated Financial Statements for summary financial information for Buildscape for the three months ended March 31, 2002 and 2001, respectively.

                                    Wickes

     The Company's results of operations include losses attributable to Wickes of $1,320,000 and $2,290,000 for the first three months of 2002 and 2001, respectively. In addition, the Company allocated $398,000 of interest expense on its 11% Secured Notes and $17,000 of losses on the sales of its Wickes common stock for the first three months of 2002. During the first three months of 2001, the Company allocated $398,000 of interest expense on its 11% Secured Notes and $64,000 of losses on the sales of its Wickes common stock.

     For additional information regarding Wickes' financial statements, see the Wickes Form 10Q for the first quarter of 2002 filed by Wickes on May 14, 2002 with the Securities and Exchange Commission.


                      Parent Company and Other Subsidiaries

     The following discussion relates to the operations of the Parent Company, excluding the real estate operations.

     The Parent Company's non-interest operating expenses for the first three months of 2002 decreased to $31,000 compared to $165,000 during the same period in 2001. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of the costs based on actual usage during a period. Therefore, comparison between periods may not be meaningful.

     Revenues of the Parent Group (excluding sales and investment income) for the first quarter of 2002 and 2001 were $0 and $38,000, respectively. The Parent Company's income primarily consists of non-recurring items, such as settlement proceeds from legal proceedings. Therefore, comparisons between periods may not be meaningful.

     Interest expense (excluding an interest allocation to Wickes for the Parent Company's 11% Secured Notes of $398,000 in 2002 and $398,000 in 2001, respectively) for the quarters ending March 31, 2002 and 2001, were $98,000 and $228,000, respectively. For the first three months of 2002, interest expense consisted of $23,000 on the Company's mortgage debt, $65,000 on the Imagine loan and $10,000 on the Wickes promissory note. For the first three months of 2001, interest expense consisted of $151,000 on the Company's mortgage debt, $65,000 on the Imagine loan and $12,000 on the Wickes promissory note.

                            Real Estate Held for Sale

     The Company's real estate held for sale at March 31, 2002 consists of $2,872,000 in Georgia properties and $8,000 in other states. Investments in real estate held for sale are carried at the lower of cost or fair value. As a result, the Company's investment in real estate is carried at cost. Included in the real estate held for sale are approximately 48 acres of land located within Highlands Park in Smyrna, Georgia.


     During the first quarter of 2002, the Company did not have any real estate sales. During the first quarter of 2001, the Company sold 26.36 acres of its Highlands property for approximately $5,008,000. The Company recorded a gain of approximately $3,487,000 on the sale. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest.

                                    Greenleaf

     The Company had no sales of its Greenleaf common stock during the first three months of 2002. During the first three months of 2001, the Company sold 250,000 shares of its Greenleaf common stock for approximately $64,000, resulting in gains of approximately $64,000. All of the proceeds from these sales were used to pay principal and interest on the Company's 11% Secured Notes. The Company had no sales of its Greenleaf escrow shares during the first three months of 2002 and 2001.

                                  Income Taxes

     The Company's effective tax rate was 0% for the three months ended March 31, 2002 and 2% for the three months ended March 31, 2001. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits, which will be realized upon sale or subsequent increase in the GAAP basis of this investment.


                         LIQUIDITY AND CAPITAL RESOURCES

     Riverside's general liquidity requirements consist primarily of funds for payment of debt and related interest and for operating expenses and overhead.

     The Company's operations consist primarily of asset sales (real estate and Wickes shares) and Cybermax's operations. Proceeds from real estate sales are required to be applied to real estate debt reduction and are not available to Riverside for other purposes.

     Riverside's cash on hand will not be sufficient to support its operations and overhead through 2002. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described in Note 6, the Company is in default with respect to the majority of its outstanding long-term debt. The Company's immediate plans are to reorganize its debts that are currently due and evaluate options on liquidating assets and investments to meet the debt requirements. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek protection under applicable federal bankruptcy laws.

Cash Used in Operations

     During the first three months of 2002, the Company used approximately $92,000 of cash for its operations, including $151,000 of cash used for the operations of Cybermax and $59,000 of cash provided by the operations of the Parent Company.

Cash Provided by Investing Activities

     During the first quarter of 2002, the Company sold 6,300 shares of its Wickes stock for approximately $17,000. See Note 5 to the Condensed Consolidated Financial Statements.

Cash Used in Financing Activities

     During the first three months of 2002, the Company reduced the principal balance of its debt by approximately $7,000.

CRITICAL ACCOUNTING POLICIES

     The preparation of the consolidated financial statements requires Management to make estimates, which impact these consolidated financial statements. The most critical of these estimates and accounting policies relate to the valuation of real estate held for sale and the valuation of goodwill associated with the investment in Wickes.

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

         Investment in Wickes

     The Company's 35% investment in Wickes is accounted for under the equity method of accounting. Goodwill of $3.6 million at March 31, 2002 and at December 31, 2001 is included in the value of the investment in Wickes. Management has reviewed its investment in Wickes for impairment due to Wickes' reported losses from operations for the periods ended March 31, 2002 and December 31, 2001. Based upon estimates of Wickes' expected future cash flows (undiscounted and without interest charges), no impairment allowance was required at March 31, 2002 and December 31, 2001. The carrying value of the Company's 2,853,943 shares of Wickes common stock at March 31, 2002 of $11,152,000 was greater than the fair value of $7,706,000 as determined by the quoted market price. This unrealized depreciation in value is considered by management to be temporary. However, the Company may be required to sell its Wickes shares to generate resources to pay principal and interest on debt. Continued losses in Wickes' operations and/or deterioration in economic conditions would result in realized losses from the sale of Wickes common stock and a possible impairment in the value of the Company's investment in Wickes, both of which could have a significant negative impact.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The following discussion about the Company's risk-management activities includes "forward-looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company is subject to market risk from changes in market price of equities and real estate.

     The Company is currently liquidating its real estate portfolio and is exposed to any adverse changes in the real estate market. The Company believes that based on current economic conditions and management's expectation of real estate values, proceeds from the sale of its real estate will allow it to pay off its mortgage debt and pay down its 11% Secured Notes. However, deterioration in economic conditions and/or a decline in the value of real estate could have a significant negative impact. The table below reflects the impact that a decrease of 10% and 25% in market prices may have on the Company's realized gains on real estate sales and the cash available to pay down the 11% Secured Notes.


                                                       Current               @90%                   @75%
             (in thousands)                             Value                Value                  Value
             --------------                            -------               -----                  -----

Market price less sales expenses                     $    5,761           $  5,185               $    4,321
Realized gains                                       $    2,888           $  2,312               $    1,448
Cash flow net of mortgage debt                       $    3,717           $  3,182               $    2,378



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

Item 3.           Defaults Upon Senior Securities

                    For information regarding the Company's default on its 11% Secured Notes, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

Item 6.           Exhibits and Reports on Form 8-K


        (a)       Exhibits

                  10.9 Agreement dated February 2002 between Cybermax, Inc. and Wickes Inc.


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



RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  ------------------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
  ----------------------------------
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date:  May 20, 2002

Exhibit 10.9
--------------

                     Exhibit A: MASTER CONSULTING AGREEMENT


This Agreement for Consulting is entered into as of February 2002 by and between Cybermax Inc. ("Cybermax"), a Florida corporation having its principal offices at 7800 Belfort Parkway, Suite 100, Jacksonville, Florida 32256, and Wickes Lumber ("Wickes Lumber"), having its principal offices at 706 North Deerpath Drive, Vernon Hill, Illnois 60061.

Cybermax and Wickes Lumber are each sometimes referred to herein as a "Party", and sometimes collectively referred to herein as the "Parties".

Whereas Cybermax is an e-business solution provider organization engaged in designing and developing enterprise software systems empowering its clients to deploy business and commerce web-enabled applications. And whereby Wickes Lumber desires to engage Cybermax to assist, define, develop and deploy a customized Campaign Management Solution to meet the requirements of Wickes Lumber, the Parties agree to enter into this Master Consulting Agreement subject to the covenants set forth herein below.

1.   Engagement:   Wickes  Lumber  engages  Cybermax  to  perform  the  services
     -----------
     described in the Statement of Work . Cybermax will provide those services through the number of consultants and at the locations as mutually agreed between the parties.

2.   Compensation  / Payment:  Wickes  Lumber will pay Cybermax for the services
     ------------------------
     rendered by Cybermax in accordance with the Statement of Work. Wickes Lumber will pay for "approved" reasonable travel and lodging expenses incurred by Cybermax to perform the services contemplated in this Agreement. Billing and invoicing will be on completion of the milestones as outlined in the Statement of Work with terms as "Net".

3.   Warranty Disclaimer. Cybermax is being engaged only to assist Wickes Lumber
     --------------------
     with the development of an internal project as described in the Statement of Work. Cybermax makes no warranties with respect to such services. THERE ARE NO EXPRESS OR IMPLIED WARRANTIES, PARTICULARLY NOT THE WARRANTY OF MERCHANTABILITY OR OF FITNESS FOR A PARTICULAR PURPOSE, THAT ARE PART OF THIS AGREEMENT. CYBERMAX'S AGENTS HAVE NO AUTHORITY TO GIVE SUCH WARRANTIES ON BEHALF OF CYBERMAX. IN NO EVENT SHALL CYBERMAX BE LIABLE FOR INCIDENTAL OR CONSEQUENTIAL DAMAGES.

4.   Independent  Contractor:  Cybermax  will  perform its  services  under this
     ------------------------
     Agreement as an independent contractor. Wickes Lumber acknowledges that it will have no right to control the manner, means, or method by which Cybermax performs its services pursuant to this Agreement. Wickes Lumber will be entitled only to direct Cybermax with respect to the elements of the services to be performed by Cybermax and the results to be derived by Wickes Lumber, to inform Cybermax as to where and when such services shall be performed and to review and assess the performance of such services by Cybermax for the limited purposes of assuring that such services have been performed and confirming that such results are satisfactory.

5.   Term.  This  Agreement  shall commence upon the date and year first written
     -----
     above and shall continue until terminated by either party upon sixty - (60)
     - days' prior written notice.

6.   Confidentiality:  Cybermax  acknowledges  that  during  the  course  of its
     ----------------
     performance pursuant to this Agreement information may be disclosed to Cybermax, which Wickes Lumber consider to be confidential. Wickes Lumber shall clearly label all such information as "confidential." Cybermax shall use its best efforts to maintain the confidential nature of such information. However, Wickes Lumber acknowledges that information which is not directly related to Wickes Lumber's business as such or which is related to the Software or how it is used may be used and disclosed by Cybermax for other purposes, including in connection with performing similar work for other clients. The following information will not be considered confidential: (I) Information which was in the public domain prior to its disclosure; (II) Information which becomes part of the public domain by any means other than through violation of this Agreement; (III) Information which was independently developed by Cybermax; or (IV) Information related to the business of Wickes Lumber which is contained in disclosures by Wickes Lumber and which is subsequently retained in the unaided memories of Cybermax's employees.

7.   Ownership:  Cybermax and Wickes Lumber agree that the subject matter of the
     ----------
     services to be provided by Cybermax pursuant to this Agreement may consist of applications that contain code written for Wickes Lumber, in addition to Cybermax standard supplied libraries and interface code. Cybermax supplied standard libraries, Cybermax supplied tools, and all modifications thereto ("Cybermax Product"), shall be the exclusive property of Cybermax. Wickes Lumber shall have the right to use the Cybermax Products as part of the Software solution developed for Wickes Lumber pursuant to the Agreement between Wickes Lumber and Cybermax. All other code written specifically for Wickes Lumber, excluding the Cybermax Products shall be the exclusive property of Wickes Lumber.

8.   Source  Code:  In  connection  with the services to be provided by Cybermax
     -------------
     pursuant to this Agreement, the source code for the Cybermax Products may be disclosed to Wickes Lumber. The Source Code for the developed Wickes Lumber solution shall remain the sole property of Wickes Lumber.

9.   Indemnity: Wickes Lumber acknowledges that Cybermax has no knowledge of, or
     ----------
     control over, the use of the Software by Wickes Lumber. Wickes Lumber agrees to defend, indemnify and hold Cybermax harmless with respect to any suit, claim or proceeding brought against Cybermax alleging that use by, or under authority of, Wickes Lumber of the Software caused personal injury, property damage, or economic loss.

10.  Notices:  Any notice required or permitted to be given under this Agreement
     --------
     will be sufficient if in writing and personally delivered or sent by first-class or overnight mail to the address set forth on the last page of this Agreement. Either party may, by notice in writing to the other party, change the address to which notices to that party are to be given.

11.  Binding  Effect:  This Agreement  shall be binding upon the parties,  their
     ----------------
     respective heirs, personal representatives, successors and assigns. Either party may not assign this Agreement without the prior written consent of the other party.

12.  Governing  Law:  The  laws  of  the  state  of  Florida  shall  govern  the
     ---------------
     interpretation and enforcement of this Agreement.

13.  Captions:  The captions in this  Agreement are for the  convenience  of the
     ---------
     parties and shall not affect the interpretation of this Agreement.

14.  Attorney Fees: In the event that suit or action is instituted to enforce or
     --------------
     interpret the terms of this Agreement, the prevailing party shall be entitled to recover its attorney fees, including those incurred on appeal and in bankruptcy court proceedings, as determined by the court.

15.  Waiver.  Any waiver by either party of the strict performance of any of the
     -------
     terms of this Agreement shall not be construed as a waiver of or prejudice to that party's right to subsequently require strict performance of the same or any other provision of this Agreement.

16.  Entire Agreement:  This Agreement  constitutes the entire agreement between
     -----------------
     the parties, supersedes all prior agreements between the parties with respect to such subject matter and may be modified only by written agreement of the parties.