Form 10QSB
period 2002-06-30
RIVERSIDE GROUP INC/FL
filed 2002-08-19
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File
For Quarter Ended     June 30, 2002                               Number 0-9209
                  -------------------                                   -------



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 Florida                                     59-1144172
--------------------------------------------            -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)


                7800 Belfort Parkway, Jacksonville, Florida 32256
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

On August 8, 2002, there were 4,767,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.


                                      INDEX



                                                                                          Page
PART I.           FINANCIAL INFORMATION                                                  Number
                                                                                         ------

                  Item 1.  Financial Statements



                             Condensed Consolidated Balance Sheets as of
                                June 30, 2002 and December 31, 2001 (Unaudited)                 3

                             Condensed Consolidated Statements of Operations
                                Three and six months ended June 30, 2002
                                and 2001 (Unaudited)                                            4

                             Condensed Consolidated Statements of Cash Flows
                                Six months ended June 30, 2002
                                and 2001 (Unaudited)                                            5

                                Notes to Condensed Consolidated
                                Financial Statements (Unaudited)                                6

                  Item 2.  Management's Discussion and Analysis
                                of Financial Condition and Results of
                                Operations                                                     14

                  Item 3.  Quantitative and Qualitative Disclosures about
                                Market Risk                                                    21

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                   23

                  Item 6.  Exhibits and Reports on Form 8-K                                    23







                     Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)


                                                                               June 30,            December 31,
                                                                                 2002                  2001
                                                                            ---------------       --------------

           ASSETS
Current assets:
  Cash and cash equivalents                                              $              84  $              210
  Accounts receivable, less allowance for doubtful accounts of
     $102 at 2002 and $18 at 2001                                                      132                 357
  Other investments                                                                      3                  19
  Notes receivable                                                                      --                  27
  Prepaid expenses                                                                     177                  58
                                                                            ---------------    ----------------
          Total current assets                                                         396                 671

Investment in Wickes                                                                11,946              12,506
Investment in Buildscape                                                                --               (947)
Real estate held for sale                                                            2,813               2,882
Property and equipment, net                                                             67                  98
Other assets (net of accumulated amortization of $8 at 2001)                            54                  62
                                                                            ---------------    ----------------
          Total assets                                                   $          15,276  $           15,272
                                                                            ===============    ================


            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt                                      $          11,945  $           13,593
  Accounts payable                                                                     460                 587
  Accrued liabilities                                                                3,651               3,442
                                                                            ---------------    ----------------
          Total current liabilities                                                 16,056              17,622

Long-term debt                                                                       1,640                  --
Other liabilities                                                                      232                  77
                                                                            ---------------    ----------------
          Total liabilities                                                         17,928              17,699

Commitments and contingencies (Note 5)

Stockholders' deficit:
  Common stock, $.10 par value; 20,000,000 shares authorized;
     4,767,123 issued and outstanding in 2002 and 2001                                 477                 477
    Additional paid-in-capital                                                      16,513              16,513
    Accumulated other comprehensive loss                                              (55)                (38)
    Retained earnings deficit                                                     (19,587)            (19,379)
                                                                            ---------------    ----------------
    Total stockholders' deficit                                                    (2,652)             (2,427)

                                                                            ---------------    ----------------
          Total liabilities and stockholders' deficit                    $          15,276  $           15,272
                                                                            ===============    ================



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (unaudited)
                     (in thousands except per share amounts)

                                                      Three Months Ended June 30,             Six Months Ended June 30,
                                                  -----------------------------------     -----------------------------------
                                                       2002               2001                 2002                2001
                                                  ---------------    ----------------     ---------------     ---------------

Revenues:
     Sales and service revenues                $             207  $              305   $             418   $             813
     Other investment losses                                 (3)                (16)                (12)                (30)
     Gains on real estate                                    106                 429                 106               3,916
     Gains on Greenleaf shares                                --                  13                  --                  77
     Gains on Buildscape shares                              947                  --                 947                  --
     Losses on Wickes shares                                 (7)                 (4)                (24)                (68)
     Other operating income                                   46                 173                 128                 211
                                                  ---------------    ----------------     ---------------     ---------------
                                                           1,296                 900               1,563               4,919

Costs and expenses:
     Direct costs                                             97                 177                 186                 367
     Provision for doubtful accounts                          79                   6                  84                  17
     Depreciation and amortization expense                    14                  33                  33                  63
     Selling, general and administrative expenses            433                 358                 698                 827
                                                  ---------------    ----------------     ---------------     ---------------
                                                             623                 574               1,001               1,274

                                                  ---------------    ----------------     ---------------     ---------------
Earnings from operations                                     673                 326                 562               3,645

     Interest expense                                       (477)               (601)               (973)             (1,227)

     Gain on modification of debt                            718                  --                 718                  --

     Equity in earnings (losses) of Wickes                   805                 115               (515)             (2,175)

                                                  ---------------    ----------------     ---------------     ---------------
     Earnings (losses) before income taxes                 1,719               (160)               (208)                 243

     Income tax (benefit) expense                             --                 (4)                  --                  47

                                                  ---------------    ----------------     ---------------     ---------------

     Net earnings (losses)                     $           1,719  $            (156)   $           (208)   $             196
                                                  ===============    ================     ===============     ===============


     Basic and diluted earnings (losses)
       per common share:
     Earnings (losses) per share               $            0.36  $           (0.03)   $           (.04)   $            0.04

     Weighted average number of common
        shares used in computing basic
        earnings (losses) per share                    4,767,123           4,767,123           4,767,123           4,767,123

     Weighted average number of common
        shares used in computing diluted
        earnings (losses) per share                    4,767,123           4,767,123           4,767,123           4,767,123


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                   For the Six Months Ending June 30,
                                                                             --------------------------------------------
                                                                                  2002                         2001
                                                                             ---------------               --------------
Operating Activities
    Net earnings                                                          $            (208)            $           196
    Adjustments to reconcile net earnings to net cash
       used in operating activities:
       Depreciation and amortization expense                                             33                          63
       Provision (recovery) for doubtful accounts                                        84                         (17)
       Gain on modification of debt                                                   (718)                          --
       Gains on real estate                                                           (106)                      (3,916)
       Gains of Greenleaf shares                                                         --                         (77)
       Gain on Buildscape shares                                                      (947)                          --
       Losses on Wickes shares                                                           24                          68
       Equity in earnings of Wickes                                                     515                        2,175
       Change in other assets and liabilities:
          Decrease (increase) in accounts receivable                                    141                         (209)
          (Increase) decrease in other assets                                           (84)                         403
          Increase (decrease) in accounts payable and accrued liabilities               800                          734
          Increase in other liabilities                                                 155                           --
          Increase in current tax liabilities                                            --                           47
                                                                             ---------------               --------------
           Net Cash Used in Operating Activities                                       (311)                        (533)
                                                                             ---------------               --------------

Investing Activities
       Purchase of property, plant and equipment                                         --                         (13)
       Sale of investments:
         Sale of real estate held for sale                                              172                        5,863
         Sale of Greenleaf shares                                                        --                           77
         Sale of Wickes shares                                                           21                          215
                                                                             ---------------               --------------
        Net Cash Provided by Investing Activities                                       193                        6,142
                                                                             ---------------               --------------
   Financing Activities
          Repayment of debt                                                             (8)                      (5,722)
          Purchase of ESOP Shares                                                        --                           9
                                                                             ---------------               --------------
       Net Cash Used In Financing Activities                                            (8)                      (5,713)


          Net  Decrease in Cash and Cash Equivalents                                  (126)                        (104)

          Cash and cash equivalents at beginning of period                              210                         246
                                                                             ---------------              --------------
          Cash and cash equivalents at end of period                      $              84             $           142
                                                                             ===============               ==============

   Supplemental schedule of cash flow information:
          Non-cash gain on modification of debt                           $             718             $             --
          Non-cash gain of Buildscape shares                                            947                           --
          Non-cash debt                                                                  --                           59

     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Riverside Group, Inc., a Florida corporation formed in 1965 ("Riverside", also "Parent Company"), is a holding company focused through its wholly-owned subsidiary, Cybermax, Inc. ("Cybermax"), and other investments in e-Commerce, e-Learning and Interactive Media solutions. Unless the context indicates otherwise, the term "Company" as used herein refers to Riverside and its wholly-owned subsidiaries.

     The Company also invests in the supply and distribution of building materials through its 34%-equity investment in Wickes Inc. ("Wickes").

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

     On March 4, 2002, the Company received a second letter, dated February 28, 2002, from the Staff in which the Staff asked further questions regarding the Company's rationale for meeting the exclusions to the definition of an investment company. Under the Staff's interpretation, any investment gains reported on the Greenleaf Technologies Corporation ("Greenleaf") stock in a period when the Company reports a net loss will result in the Company meeting the definition of an investment company. Although Greenleaf is no longer conducting business and the stock is considered permanently impaired, (see Note
4. "Investment in Greenleaf"), the stock continues to trade on the Over-the-Counter Pink Sheets market. Rather than challenge this interpretation by the Staff, the Company has determined that the most cost effective resolution may be to sell the Greenleaf stock in bulk. A proposal has been made to sell the shares to the CEO of the Company for the current market value, giving the Company a call provision for twelve months to reacquire the shares at the CEO's purchase price. The Staff has agreed that this will resolve the issue of the investment company status but the Staff is researching other alternatives. The Greenleaf shares are currently pledged to secure the 11% Secured Notes. Therefore, the Company is working with the creditor on this proposed transaction pending final word from the Staff.

     Basis of Financial Statement Presentation
     ------------------------------------------

     The condensed consolidated financial statements present the financial position, results of operations, and cash flows of the Company.

     The condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002, and for all periods presented, have been made. The results for the three and six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any interim period.

     The Company accounts for its investment in Greenleaf common stock as available for sale. At December 31, 2001, these available for sale securities are reported at fair value, with the unrealized gains and losses excluded from earnings, but reported within stockholders' deficit in accumulated other comprehensive income (net of the effect of income taxes). At the time of sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results. Subsequent to December 31, 2001, Greenleaf operations ceased. Accordingly, the Greenleaf common stock is permanently impaired. As such, the Company wrote down the investment to $0 at December 31, 2001.

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

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires companies to assess impairment of goodwill and other intangible assets on at least an annual basis to determine whether the fair value of those intangible assets continues to exceed the book value.
Instead of amortization of goodwill, companies are required to record an impairment charge if the fair value is below carrying value. The Company adopted this standard on January 1, 2002 and, as a result, ceased recording amortization of goodwill. The Company will continue to evaluate the goodwill associated with its equity method investments in Wickes in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," which requires an impairment change be recorded if there is an "other-than-temporary" decline in the underlying investment supporting the goodwill. There was no impairment recorded during the six months ended June 30, 2002.

     There was $131,000 and $262,000 of goodwill amortization recorded for the three and six months ended June 30, 2001, respectively. The effect on the Company's financial statements adjusted to exclude goodwill amortization for all periods presented is reflected in the table below:


                                                    Three Months Ended                       Six Months Ended
                                             ----------------------------------     ------------------------------------
                                                  June 30,         June 30,            June 30,            June 30,
                                                   2002              2001                2002                2001
                                             ---------------    ---------------     ----------------    ----------------


   Reported net earnings (losses):        $           1,719  $           (156)   $            (208)  $              196
   Add back goodwill amortization                        --                131                   --                 262
                                             ---------------    ---------------     ----------------    ----------------
   Adjusted (losses) earnings             $           1,719  $            (25)  $             (208)  $              458
                                             ===============    ===============     ================    ================


   Net earnings (losses) per common share - basic and diluted:
     Reported net earnings (losses)       $             .36  $           (.03)  $             (.04)  $              .04
     Goodwill amortization                               --                .03                   --                 .05
                                             ---------------    ---------------     ----------------    ----------------
     Adjusted net earnings (losses)       $             .36  $             .00  $             (.04)  $              .09
                                             ===============    ===============     ================    ================

     Also in June 2001, the FASB issued Statement of Accounting Standards No. 143 ("FASB 143"), "Accounting For Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged.

     In October 2001, the FASB issued Statement of Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 and requires that long-lived assets held for use and those to be disposed of be measured for impairment. The Company adopted this statement effective January 1, 2002 and there was no material impact on the Company's financial position, results of operations or cash flows.

     Comprehensive Income
     --------------------

     Changes in the components of other comprehensive income and in accumulated other comprehensive income for the first six months of 2002 are as follows:


                                                           Unrealized              Total
                                                            Gains on           Comprehensive
                                                           Securities              Loss
                                                        ------------------   ------------------

Balance at December 31, 2001                         $               (38)  $           (1,964)

Change during the first six months of 2002                           (17)                (225)
                                                        ------------------   ------------------
Balance at June 30, 2002                             $               (55)  $           (2,189)
                                                        ==================   ==================


     Earnings Per Share

     Basic and diluted earnings per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The effect on the Company's earnings per share adjusted to reflect earnings per share before extraordinary gains (Gain on Modification of Debt) and after extraordinary gains is as follows:


                                                    Three Months Ended                       Six Months Ended
                                             ----------------------------------     ------------------------------------
                                                  June 30,         June 30,            June 30,            June 30,
                                                    2002             2001                2002                2001
                                             ---------------    ---------------     ----------------    ----------------
   Basic EPS:
   Income(loss)   before   extraordinary
   item                                   $            0.21  $          (0.03)   $           (0.19)  $             0.04
   Extraordinary item (gain on
   Modification of debt)                               0.15                 --                 0.15                  --
                                             ---------------    ---------------     ----------------    ----------------
      Net income (loss)                      $          0.36  $          (0.03)  $            (0.04)  $            0.04
                                             ===============    ===============     ================    ================




                                                    Three Months Ended                       Six Months Ended
                                             ----------------------------------     ------------------------------------
                                                 June 30,          June 30,            June 30,            June 30,
                                                   2002               2001                2002                2001
                                             ---------------    ---------------     ----------------    ----------------

   Diluted EPS:
   Income  (loss)  before  extraordinary
   item                                   $            0.21  $          (0.03)   $           (0.19)  $             0.04
   Extraordinary item (gain on
   Modification of debt)                               0.15                 --                 0.15                  --
                                            ---------------     ----------------    ---------------- ------------------
      Net income (loss)                   $            0.36  $          (0.03)   $            (0.04)  $            0.04
                                             ===============    ===============     ================    ================



2.   INVESTMENT IN WICKES, INC. ("Wickes")
     -------------------------------------

     As of June 30, 2002, Riverside beneficially owned 2,851,443 shares of Wickes' common stock, which constituted 34% of Wickes' outstanding voting and non-voting common stock.

     Summary financial information of Wickes follows (in thousands):


                                                               June 29, 2002           Dec. 29, 2001
                                                            ---------------------    -------------------

Balance Sheet Data:
   Current assets                                       $                198,233  $             196,647
   Total assets                                                          293,156                297,073
   Current liabilities                                                    80,098                 73,676
   Long-term debt                                                        184,391                193,253
   Other long-term liabilities                                             3,267                  3,373
   Common stockholders' equity                          $                 25,400  $              26,771



                                                    Three Months Ended                       Six Months Ended
                                             ----------------------------------     ------------------------------------
                                             June 29, 2002         June 30,            June 29,            June 30,
                                                                     2001                2002                2001
                                             ---------------    ---------------     ----------------    ----------------

     Net sales                            $         234,610  $         274,093   $          420,434  $          458,919
     Cost of sales                                  183,965            215,456              331,404             358,351
     Gross profit                                    50,645             58,637               89,030             100,568
     Selling, general & administrative               42,048             50,239               79,899              94,869
     Other expenses                                   2,293              1,637                5,110               3,748
     Interest expense                                 4,115              5,511                8,491              11,394
     Other income                                    (1,930)              (723)              (2,495)             (1,113)
        Income (loss) before income tax               4,119              1,973               (1,975)             (8,330)
        Net income (loss)                 $           2,340  $             982  $            (1,485)  $          (5,502)


3.   INVESTMENT IN BUILDSCAPE, INC. ("Buildscape")
     ---------------------------------------------

     On June 18, 2002, the Company received a formal demand for payment from The Dow Chemical Company, Inc. ("Dow"), for amounts due pursuant to a guaranty by the Company of a loan from Dow to Buildscape, LLC. Additionally, Dow called the guaranty of Buildscape, Inc. ("Buildscape") and Imagine Investments, Inc. ("Imagine"). In order to satisfy the guaranty call, Buildscape transferred its 75% ownership in Buildscape, LLC to Dow, giving Dow 100% ownership in Buildscape, LLC and the Company and Imagine transferred their shares in Buildscape to Dow giving Dow 100% ownership in Buildscape. As of June 30, 2002, the Company had no ownership in Buildscape and wrote off its investment, recording a gain of $947,000.

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

     In connection with the sale of Dependable Insurance Company, Inc. ("Dependable"), a former property and casualty company of the Parent Company, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. In 1995, in connection with the sale of Dependable, the Company established a reserve for $300,000 for future losses. Since the Company had not experienced losses on this business, the Company released $75,000 and $150,000 of the reserve in 1999 and 1998, respectively. In June 2002, the Company received notice of a potential claim of $155,000. Dependable has paid the claim and is seeking reimbursement from reinsurers. However, Dependable has been unsuccessful to date in collecting from the reinsurers and the Company will be responsible for the unrecovered portion. Dependable continues to pursue the reinsurers, however, the Company increased its reserve in the second quarter to 2002 to $230,000 to cover this potential loss and any future losses.

     In connection with the sale of its mortgage lending operation in 1997, the Company agreed to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company pledged 62,500 shares of its Wickes' common stock as collateral for this indemnification obligation. In 2001, the Company was notified of a potential liability under its indemnity and, in January 2002, the Company agreed to settle this liability with the purchaser. The Company's Condensed Consolidated Balance Sheet at December 31, 2001, includes a payable for approximately $135,000 for this liability. The creditor has agreed to a liquidation of the collateral in the market place to satisfy the liability. During the six months ended June 30, 2002, the Company sold 8,800 shares of the Wickes common stock held as collateral for approximately $21,000, reducing the liability to $114,000 at June 30, 2002. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operation.

Parent Company Liquidity and Management's Plans

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company's current liabilities exceeded its current assets. In addition, the Company's total liabilities exceeded its total assets by $2,652,000. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in
Note 6, the Company is currently negotiating to restructure the majority of its outstanding debt. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

     The Company is primarily a holding company, which derives its financial resources through asset sales. At June 30, 2002, such assets consist of 47 acres of land located within Smyrna, Georgia and 2,851,443 shares of Wickes common stock, all of which are pledged as collateral on the Company's debt agreements. The Company's debt agreements require the proceeds from the sale of these assets to be used to pay principal and interest on the related indebtedness. Accordingly, unless the creditors release these assets, the sale of such assets will not generate resources to be used to pay other current obligations or to pay operating expenses until the debt has been repaid in full.

     The Company is vigorously pursuing the sale of its Georgia property, which management believes may be sufficient to retire the mortgage debt and reduce the balance of the 11% Secured Notes. The Company received an extension of its debts payable to Imagine and is currently working with Imagine to restructure the various debt agreements. The Company is evaluating all options on liquidating assets and investments to meet the debt requirements. If the Company is unsuccessful in these efforts, it may file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and operate its businesses as debtors in possession under the supervision of the Bankruptcy Court.

6.   LONG-TERM DEBT
     --------------

     Consolidated long-term obligations debt is comprised of the following as of June 30, 2002 (in thousands):

Collateralized notes                                       $         9,500

Wickes promissory note                                                 402

Imagine loan                                                         2,022

Mortgage debt                                                        1,640

Other                                                                   21
                                                               ------------
Long-term debt                                                      13,585

Less current maturities                                            (11,945)
                                                               ------------
Total long-term debt less current maturities               $         1,640
                                                               ============


Collateralized Notes ("the 11% Secured Notes)

     In December 2000, the Company failed to make a required payment on its 11% Secured Notes which caused a default on the debt. Imagine subsequently purchased the Company's 11% Secured Notes from the holders of these 11% Secured Notes. On June 25, 2002, Imagine agreed to amend the Credit Agreement and 11% Secured Notes, extending the maturity date to September 30, 2002. Additionally, the interest rate on the 11% Secured Notes, which was accruing at 17% per annum pursuant to the Company's forbearance agreement with the Noteholders, was amended to a rate of 11%, effective September 30, 2000 and the 11% Secured Notes were fully reinstated in accordance with the terms and conditions, as amended, as if no default had occurred. In accordance with FASB 15 "Accounting by Debtors and Creditors for Trouble Debt Restructuring", the Company recorded a gain of approximately $718,000 during the second quarter of 2002, as a result of the modification of debt.

     Imagine and the Company are currently working on a proposal to restructure the 11% Secured Notes. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek protection under applicable federal bankruptcy laws.

     As of June 30, 2002, Imagine has a first lien on 8,460,000 shares of Greenleaf's common stock and a second lien on the assets securing the mortgage debt.

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

Imagine Loan

     On June 25, 2002, Imagine agreed to amend their Loan, extending the maturity date to September 30, 2002 and reinstating the Loan and Loan Documents in accordance with the terms and conditions, as amended, as if no default had occurred. Imagine and the Company are currently working on a proposal to restructure this Loan in addition to the 11% Secured Notes.

     As of June 30, 2002, there were 758,155 shares of Wickes common stock and 1,000 shares of Cybermax common stock held as collateral on this debt.

Mortgage Debt

     The failure to pay the 11% Secured Notes in 2000 created a default under Riverside's $1.6 million mortgage loan obligations to American Founders Life Insurance Company. Since the 11% Secured Notes are no longer in default, the default on the mortgage loan is cured and the mortgage loan is reflected as long-term debt.

     As of June 30, 2002, in addition to the real estate, there were 2,016,168 shares of Wickes' common stock held as collateral on this mortgage debt.

7.   INCOME TAXES
     ------------

     The Company's effective tax rate was 0% for the three and six months ended June 30, 2002 and 2% for the three and six months ended June 30, 2001. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits, which will be realized upon sale or subsequent increase in the GAAP basis of this investment.

     The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be realized in the near future.

8.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson, the Company's Chairman, President and Chief Executive Officer. Reimbursement expenses were $0 and $17,000 for the six months ending June 30, 2002 and 2001, respectively.

     Included in operations for the six months ending June 30, 2002 and 2001 is expense related to office expenses and tax services charged by Wilson Financial to the Company of $10,500 and $15,000, respectively.

     Included in operations for the six months ending June 30, 2002 and 2001 is income related to software and editorial services provided by the Company to Buildscape of $35,000 and $228,000, respectively. For certain costs, including office space and overhead, business, human resources and accounting, the Company and Buildscape entered into a shared services agreement. This agreement allocates expenses to Buildscape based on its proportioned usage. Buildscape's proportional usage for the six months ending June 30, 2002 and 2001 was approximately $202,000 and $326,000, respectively.

     In February 2002, Cybermax entered into an agreement with Wickes. The agreement calls for Cybermax to design, develop and support a web based system that will aid Wickes in marketing and selling products. For the six months ended June 30, 2002, Cybermax received approximately $59,000 from Wickes under this agreement.

     The Company owns approximately 34% of the outstanding shares of Wickes common stock and approximately 13% are owned by Imagine and its parent, Stone Investments, Inc.

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

9.   SUBSEQUENT EVENTS
     -----------------

     In July 2002, the Company received a proposal from Imagine offering to restructure the 11% Notes and the Imagine Loan. Management and the Company's Board of Directors are reviewing this proposal. There can be no assurance that the Company will be able to successfully restructure the 11% Note and the Imagine Loan. Imagine has agreed to loan funds to the Company to cover critical operating expenses and professional services required to review and respond to their proposal. The loan will mature on September 30, 2002, the same date the 11% Secured Notes and Imagine Loan mature.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

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

     FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT. The following discussion of the Company's future operations, liquidity needs and sufficiency constitutes Forward-Looking Information and is inherently subject to uncertainty as a result of a number of risk factors including, among other things: (i) the Company's ability to successfully restructure its 11% Secured Notes and other debt in a timely and reasonable manner, (ii) the success of and level of cash flow generated by Cybermax, (iii) the Company's ability to achieve the level of real estate sales required to meet scheduled real estate debt principal and interest payments and to avoid the requirement that the Company provide additional collateral for this debt, (iv) the Company's ability to borrow, which may depend upon, among other things, the trading price of Wickes common stock, and the success of Cybermax, (v) the ability of the Company to raise funds through sales of Wickes common stock and (vi) uncertainty concerning the possible existence of indemnification claims resulting from the Company's discontinued operations. Future real estate sales depend upon a number of factors, including interest rates, general economic conditions, and conditions in the commercial real estate markets in Atlanta, Georgia. In addition to the factors described above, the Company's ability to sell Wickes common stock would depend upon, among other things, the trading prices for the securities and, in light of the relatively low trading volume for the securities, the possible difficulty the Company may have finding a buyer or buyers for the securities in a private transaction or otherwise.

                                Lines of Business

     The following table sets forth certain financial data for the three and six months ended June 30, 2002 and 2001, respectively, for the following segments:
Buildscape, Cybermax, Wickes and the Parent Group. The "Parent Group" includes real estate, parent company operations and all eliminating entries for inter-company transactions. The Company accounted for its investment in Wickes and Buildscape under the equity method for the second quarter of 2002 and 2001, respectively.


                                                      Three Months Ended                      Six Months Ended
                                               ---------------------------------        ------------------------------
                                                  June 30,          June 30,              June 30,         June 30,
                                                   2002              2001                   2002             2001
                                               --------------    ---------------        -------------    -------------
                                                         (in thousands)                         (in thousands)
Sales:
  Cybermax                                  $            207  $             305      $           418  $           813
  Parent Group                                            --                 --                   --               --
                                               --------------    ---------------        -------------    -------------
            Total                           $            207  $             305      $           418  $           813
                                               ==============    ===============        =============    =============
Direct costs:
  Cybermax                                  $             97  $             177      $           186  $           367
  Parent Group                                            --                 --                   --               --
                                               --------------    ---------------        -------------    -------------
          Total                             $             97  $             177      $           186  $           367
                                               ==============    ===============        =============    =============
Other operating income:
  Cybermax                                  $             46  $              --      $           128  $            --
  Parent Group                                            --                173                   --              211
                                               --------------    ---------------        -------------    -------------
          Total                             $             46  $             173      $           128  $           211
                                               ==============    ===============        =============    =============
Investment income and realized
    gains/(losses):
  Buildscape (1)                            $            947  $              --      $           947  $            --
  Cybermax                                                --                 --                   --               --
  Wickes (2)                                             (7)                (4)                 (24)             (68)
  Parent Group                                           103                426                   94            3,963
                                               --------------    ---------------        -------------    -------------
          Total                             $          1,043  $             422      $         1,017  $         3,895
                                               ==============    ===============        =============    =============
Expenses:
  Cybermax                                  $            142  $             293      $           400  $           638
  Parent Group                                           384                104                  415              269
                                               --------------    ---------------        -------------    -------------
          Total                             $            526  $             397      $           815  $           907
                                               ==============    ===============        =============    =============
Earnings from operations:
  Buildscape                                $            947  $              --      $           947  $            --
  Cybermax                                                14              (165)                 (40)            (192)
  Wickes (2)                                             (7)                (4)                 (24)             (60)
  Parent Group                                         (281)                495                (321)            3,905
                                               --------------    ---------------        -------------    -------------
          Total                             $            673  $             326      $           562  $         3,645
                                               ==============    ===============        =============    =============
Interest expense:
  Cybermax                                  $             --  $             ---      $            --  $           ---
  Wickes (3)                                             381                403                  779              801
  Parent Group                                            96                198                  194              426
                                               --------------    ---------------        -------------    -------------
          Total                             $            477  $             601      $           973  $         1,227
                                               ==============    ===============        =============    =============
Identifiable assets:
  Buildscape (4)                            $             --  $           (947)      $            --  $         (947)
  Cybermax                                               185                330                  185              330
  Wickes (4)                                          11,946             13,321               11,946           13,321
  Parent Group                                         3,145              6,157                3,145            6,157
                                               --------------    ---------------        -------------    -------------
           Total                            $         15,276             18,861      $        15,276  $        18,861
                                               ==============    ===============        =============    =============


(1) In June 2002, the Company wrote off its investment in Buildscape, which resulted in a gain of $947,000.

(2) Includes losses of $7,000 and $4,000 on the sale of Wickes stock for the first three months ended June 30, 2002 and 2001, respectively, and $24,000 and $68,000 for the six months ended June 30, 2002 and 2001, respectively.

(3) Includes an interest allocation from Riverside on its 11% Secured Notes of $381,000 and $403,000 for the three months ended June 30, 2002 and 2001, respectively, and $779,000 and $801,000 for the six months ended June 30, 2002 and 2001, respectively.

(4) The Company's balance sheet and statements of operations reflect the Company's investment in Wickes and Buildscape under the equity method.

                                    Cybermax

     The  following  table  sets forth  information  concerning  the  results of
Cybermax   for  the  three  and  six  months  ended  June  30,  2002  and  2001, respectively: (in thousands)


                                              Three Months Ended June 30,              Six Months Ended June 30,
                                           ----------------------------------     ------------------------------------
                                                  2002               2001                2002                2001
                                           ---------------    ---------------     ---------------    -----------------

Sales                                   $             207  $             305   $             418  $               813
Direct costs                                           97                177                 186                  367
                                           ---------------    ---------------     ---------------    -----------------
          Net profit                                  110                128                 232                  446

Selling, general and administrative                   136                264                 391                  581
Depreciation and amortization                           6                 29                   9                   57
                                           ---------------    ---------------     ---------------    -----------------
          Total expenses                              142                293                 400                  638

Other operating income                                 46                ---                 128                  ---
                                           ---------------    ---------------     ---------------    -----------------
Net earnings (losses)                   $              14  $           (165)   $            (40)  $             (192)
                                           ===============    ===============     ===============    =================


     Revenues for the second quarter of 2002 were $207,000 compared to $305,000 for the second quarter of 2001. Revenues for the second quarter of 2002 include $149,000 of e-Commerce solutions sales, $35,000 of e-Learning sales and $23,000 of network services. Revenues for the second quarter of 2001 include $221,000 of e-Commerce solutions sales, $57,000 of e-Learning sales, and $27,000 of network services. As a result of economic conditions, including the September 11, 2001 terrorist attacks, Cybermax saw a general decline in other companies' general expenditures for software, marketing and advertising, including marketing on the Internet. This trend continued into the second quarter of 2002.

     The direct costs for the second quarter of 2002 include $82,000 for e-Commerce solutions sales, and $15,000 for network services. The direct costs for the second quarter of 2001 include $93,000 for e-Commerce solutions sales, $58,000 for e-Learning sales, and $26,000 for network services.

     Selling, general and administrative expenses decreased by 48%. The primary reason for this decrease was the reduction of personnel and reserves for bad debt. This decrease was slightly offset by increases in advertising expense and the management fee to Ennovative Commerce Solutions, Inc. ("Ennovative").

     In June 2001, the Company entered into an agreement with Ennovative, whereby, effective July 1, 2001, Ennovative would manage and operate the business of Cybermax. Ennovative receives a fee of 60% of the profits and is responsible for funding 60% of the losses as defined by the agreement. During the second quarter of 2002, Cybermax recorded miscellaneous income of $46,500 for Ennovative's share of Cybermax losses.

     Revenues for the first six months ending June 30, 2002 and 2001 were $418,000 compared to $813,000 for the first six months ending June 30, 2002 and 2001. Revenues for the first six months ending June 30, 2002 include $329,000 of e-Commerce solutions sales, $41,000 of e-Learning sales and $48,000 of network services. Revenues for the first six months ending June 30, 2001 include $458,000 of e-Commerce solutions sales, $224,000 of e-Learning sales, $73,000 of multi-media sales and $58,000 of network services. The decrease in revenues is due to the decline in corporate spending for web-based products. Cybermax is evaluating alternative business products and technology services they can offer that will better meet the demands of this year's corporate market.

     The direct costs for the first six months ending June 30, 2002 include $150,000 for e-Commerce solutions sales, $1,000 for e-Learning sales and $35,000 for network services. The direct costs for the first six months ending June 30, 2001 include $199,000 for e-Commerce solutions sales, $120,000 for e-Learning sales, $15,000 for multi-media sales and $33,000 for network services.

     Selling, general and administrative expenses decreased by 33%. The primary reason for this decrease was the reduction of personnel and reserves for bad debt. This decrease was slightly offset by increases in advertising expense and the management fee to Ennovative.

     Pursuant to the Company's agreement with Ennovative, as discussed above, Cybermax recorded miscellaneous income of $128,000 for Ennovative's share of Cybermax losses for the first six months of 2002.


                                   Buildscape

     The Company's investment in Buildscape at December 31, 2001 was a deficit of $947,000. Accordingly, the Company has not recorded its equity in Buildscape's losses since October 21, 1999. In June 2002, the Company transferred its entire ownership in Buildscape to Dow to satisfy a guaranty given by the Company on the Buildscape LLC debt. In addition, the Company transferred its shares of Buildscape to Dow. As a result of this transaction, the Company wrote off its entire investment in both Buildscape LLC and Buildscape, generating a gain of $947,000.

                                     Wickes

     The Company's results of operations include earnings attributable to Wickes of $805,000 and $115,000 for the second quarter of 2002 and 2001, respectively. In addition, the Company allocated $381,000 of interest expense on its 11% Secured Notes and $7,000 of losses on the sales of its Wickes common stock for the second quarter ending June 30, 2002.

     The Company's results of operations include losses attributable to Wickes of $515,000 and $2,175,000 for the six months ended June 30, 2002 and 2001, respectively. In addition, the Company allocated $779,000 of interest expense on its 11% Secured Notes and $24,000 of losses on the sales of its Wickes common stock for the six months ending June 30, 2002.

     For additional information regarding Wickes' financial statements, see the Wickes Form 10Q for the second quarter of 2002 filed by Wickes on August 13, 2002 with the Securities and Exchange Commission.


                      Parent Company and Other Subsidiaries

     The following discussion relates to the operations of the Parent Company, excluding the real estate operations, which is discussed below.

     The Parent Company's non-interest operating expenses for the second quarter of 2002 increased to $384,000 compared to $104,000 during the same period in 2001. The primary reason for the increase is due to an additional reserve established in the amount of $155,000 for future claims from the Company's former property and casualty subsidiary. For further information regarding this increase, see Note 5 to the Condensed Consolidated Financial Statements. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of the costs based on actual usage during a period. Therefore, comparison between periods may not be meaningful.

     Revenues of the Parent Group (excluding sales and investment income) for the second quarter of 2002 and 2001 were $0 and $173,000, respectively. The Parent Company's income primarily consists of non-recurring items. Therefore, comparisons between periods may not be meaningful.

     Interest expense (excluding an interest allocation to Wickes for the Parent Company's 11% Secured Notes of $381,000 in 2002 and $403,000 in 2001, respectively) for the second quarter ending June 30, 2002 and 2001, was $96,000 and $198,000, respectively. Interest expense consisted of $21,000 on the Company's mortgage debt, $65,000 on the Imagine loan and $10,000 on the Wickes promissory note for the second quarter of 2002 and 2001. Interest expense consisted of $121,000 on the Company's mortgage debt, $65,000 on the Imagine loan and $12,000 on the Wickes promissory note for the second quarter of 2001.

     On June 25, 2002, Imagine agreed to amend the Credit Agreement and 11% Secured Notes, extending the maturity date to September 30, 2002. Additionally, the interest rate on the 11% Secured Notes, which was accruing at 17% per annum pursuant to the Company's forbearance agreement with the Noteholders, was amended to a rate of 11%, effective September 30, 2000 and the 11% Secured Notes were fully reinstated in accordance with the terms and conditions, as amended, as if no default had occurred. In accordance with FASB 15 "Accounting by Debtors and Creditors for Trouble Debt Restructuring", the Company recorded a gain of approximately $718,000 during the second quarter of 2002, as a result of the modification of debt.

     The Parent Company's non-interest operating expenses for first six months of 2002 increased to $415,000 compared to $269,000 during the same period in 2001. The primary reason for the increase is due to an additional reserve established in the amount of $155,000 for future claims from the Company's former property and casualty subsidiary. For further information regarding this increase, see Note 5 to the Condensed Consolidated Financial Statements. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of the costs based on actual usage during a period. Therefore, comparison between periods may not be meaningful.

     Revenues of the Parent Group (excluding sales and investment income) for the first six months of 2002 and 2001 were $0 and $211,000, respectively. The Parent Company's income primarily consists of non-recurring items. Therefore, comparisons between periods may not be meaningful.

     Interest expense (excluding an interest allocation to Wickes for the Parent Company's 11% Secured Notes of $779,000 in 2002 and $801,000 in 2001, respectively) for the first six months of 2002 and 2001, was $194,000 and $426,000, respectively. For the first six months ending June 30, 2002, interest expense consisted of $44,000 on the Company's mortgage debt, $130,000 on the Imagine loan and $20,000 on the Wickes promissory note. For the first six months ending June 30, of 2001, interest expense consisted of $272,000 on the Company's mortgage debt, $130,000 on the Imagine loan and $24,000 on the Wickes promissory note.

                            Real Estate Held for Sale

     The Company's real estate held for sale at June 30, 2002 consists of $2,805,000 in Georgia properties and $8,000 in other states. Investments in real estate held for sale are carried at the lower of cost or fair value. As a result, the Company's investment in real estate is carried at cost. Included in the real estate held for sale are approximately 47 acres of land located within Highlands Park in Smyrna, Georgia.

     During the second quarter of 2002, the Company sold 1.195 acres of its Highlands property for approximately $185,000. The Company recorded a gain of $106,000 on the sale. The entire proceeds were used to prepay the Company's interest expense and set up a reserve for the property taxes due in the third quarter of 2002. As of June 30, 2002, the Company has approximately $160,000 of prepaid interest and taxes. During the second quarter of 2001, the Company sold 15 acres of its Highlands property for approximately $1,381,000. The Company recorded gains of approximately $429,000 on the sale. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest.

     During the first six months of 2002, the Company sold 1.195 acres of its Highlands property for approximately $185,000. The Company recorded a gain of $106,000 on the sale. During the first six months of 2001, the Company sold 41 acres of its Highlands property for approximately $6,389,000. The Company recorded gains of approximately $3,916,000 on these sales. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest.

                                    Greenleaf

     The Company had no sales of its Greenleaf common stock during the first six months ended June 30, 2002. During the second quarter of 2001, the Company sold 50,000 shares of its Greenleaf common stock for approximately $13,300, resulting in gains of approximately $13,300. During the first six months of 2001, the Company sold 300,000 shares of its Greenleaf common stock for approximately $77,000 resulting in gains of approximately $77,000. All of the proceeds from these sales were used to pay principal and interest on the Company's 11% Secured Notes.

                                  Income Taxes

     The Company's effective tax rate was 0% for the three and six months ended June 30, 2002 and 2% for the three and six months ended June 30, 2001. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits, which will be realized upon sale or subsequent increase in the GAAP basis of this investment.

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

     Riverside's cash on hand will not be sufficient to support its operations and overhead through 2002. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described in Note 6 of the Condensed Consolidated Financial
Statements, the Company is in negotiation with Imagine to restructure the majority of its outstanding debt. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek protection under applicable federal bankruptcy laws.

Cash Used in Operations

     During the second quarter of 2002, the Company used approximately $219,000 of cash for its operations, including $236,000 of cash used for the operations of the Parent Company and $17,000 of cash provided by the operations of Cybermax.

     During the first six months of 2002, the Company used approximately $311,000 of cash for its operations, including $134,000 of cash used for the operations of Cybermax and $177,000 of cash used for the operations of the Parent Company.

Cash Provided by Investing Activities

     During the second quarter of 2002, the Company sold 2,500 shares of its Wickes stock for approximately $5,000. See Note 5 to the Condensed Consolidated Financial Statements.

     During the first six months of 2002, the Company sold 8,800 shares of its Wickes stock for approximately $21
,000. See Note 5 to the Condensed Consolidated
Financial Statements.

Cash Used in Financing Activities

     During the first six months of 2002, the Company reduced the principal balance of its debt by approximately $8,000.


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

     Investment in Wickes

     The Company's 34% investment in Wickes is accounted for under the equity method of accounting. Goodwill of $3.6 million at June 30, 2002 and at December 31, 2001 is included in the value of the investment in Wickes. Management has reviewed its investment in Wickes for impairment due to Wickes' reported losses from operations for the periods ended June 29, 2002 and December 31, 2001. Based upon estimates of Wickes' expected future cash flows (undiscounted and without interest charges), no impairment allowance was required at June 30, 2002 and December 31, 2001. The carrying value of the Company's 2,851,443 shares of Wickes common stock at June 30, 2002 of $11,946,000 was greater than the fair value of $4,962,000 as determined by the quoted market price. This unrealized depreciation in value is considered by management to be temporary. However, the Company may be required to sell its Wickes shares to generate resources to pay principal and interest on debt. Continued losses in Wickes' operations and/or deterioration in economic conditions would result in realized losses from the sale of Wickes common stock and a possible impairment in the value of the Company's investment in Wickes, both of which could have a significant negative impact.

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



                                                       Current             @90%                @75%
             (in thousands)                             Value              Value               Value
             --------------                        -------------       -------------       -------------

Market price less sales expenses                   $       5,722       $      5,149         $      4,291
Realized gains                                     $       2,916       $      2,344         $      1,485
Cash flow net of mortgage debt                     $       3,681       $      3,149         $      2,351


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

Item 6.           Exhibits and Reports on Form 8-K

         4.1      (a)   Amendment  to Loan  Agreement  and  Note dated June 25,
                        2002, between the registrant and Imagine Investments, Inc.

                  (b) Amendment to Credit Agreement and Notes dated June 25, 2002, between the registrant and Imagine Investments, Inc.

                  (c)   Promissory    Note  dated  August 5, 2002,  between  the
                        registrant and Imagine  Investments, Inc.

         99.1     (a)      Certification of Chief Executive Officer.

                  (b)      Certification of Chief Financial Officer.

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


RIVERSIDE GROUP, INC.



By /s/ J. Steven Wilson
  ------------------------------------
J. Steven Wilson
Chairman of the Board,
President and
Chief Executive Officer



By /s/ Catherine J. Gray
  ----------------------------------
Catherine J. Gray
Senior Vice President and
Chief Financial Officer



Date:  August 19, 2002

                                Exhibit 99.1 (a)



                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, J. Steven Wilson, Chief Executive Officer of Riverside Group, Inc., (the "Registrant"), certify that to my knowledge, based upon a review of the Quarterly Report of Form 10-QSB for the period ended June 30, 2002 of the Registrant (the "Report"):


1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.





/s/ J. Steven Wilson
--------------------------------------------
Signature

Name:    J. Steven Wilson

Date:    August  14,  2002

                                Exhibit 99.1 (b)

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Catherine J. Gray, Chief Financial Officer of Riverside Group, Inc., (the "Registrant"), certify that to my knowledge, based upon a review of the Quarterly Report of Form 10-QSB for the period ended June 30, 2002 of the Registrant (the "Report"):

     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.





/s/ Catherine J. Gray
---------------------------------------------
Signature

Name:    Catherine J. Gray

Date:    August 19, 2002