Form 10QSB
period 2002-09-30
RIVERSIDE GROUP INC/FL
filed 2002-11-13
CIK 277356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                                                          Commission File
For Quarter Ended     September 30, 2002                  Number 0-9209
                      __________________                  _______________



                              RIVERSIDE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 Florida                                         59-1144172
___________________________________                         ___________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)




                7800 Belfort Parkway, Jacksonville, Florida 32256
               (Address of principal executive office) (Zip Code)


            Registrant's telephone number, including area code number
                                  904-281-2200




Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                                Yes   X                    No
                                                     ___

On November 8, 2002, there were 4,767,123 shares of the Registrant's common stock outstanding.

                              RIVERSIDE GROUP, INC.

                                      INDEX

                                                                                          Page
PART I.           FINANCIAL INFORMATION                                                  Number
                                                                                         ______
                  Item 1.  Financial Statements




                              Condensed Consolidated Balance Sheets as of
                              September 30, 2002 and
                              December 31, 2001 (Unaudited)                                  3

                              Condensed Consolidated Statements of Operations
                              Three and nine months ended September 30, 2002
                              and 2001 (Unaudited)                                           4

                              Condensed Consolidated Statements of Cash Flows
                              Nine months ended September 30, 2002
                              and 2001 (Unaudited)                                           5

                              Notes to Condensed Consolidated
                              Financial Statements (Unaudited)                               6

                  Item 2.  Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations                                                   14

                  Item 3.  Quantitative and Qualitative Disclosures about
                               Market Risk                                                  21

                  Item 4.  Controls and Procedures                                          22

PART II. OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                23

                  Item 6.  Exhibits and Reports on Form 8-K                                 23

                           SIGNATURES                                                       24

                           CERTIFICATIONS                                                   25

                           EXHIBIT 99.1

                           EXHIBIT 99.2




                     Riverside Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)


                                                                        September 30,          December 31,
                                                                             2002                  2001
                                                                       -----------------     ------------------


           ASSETS
Current assets:
  Cash and cash equivalents                                         $               138   $                210
  Accounts receivable, less allowance for doubtful accounts of
     $103 at 2002 and $18 at 2001                                                   155                    357
  Other investments                                                                   1                     19
  Notes receivable                                                                   --                     27
  Prepaid expenses                                                                  180                     58
                                                                       -----------------     ------------------
          Total current assets                                                      474                    671

Investment in Wickes                                                             12,332                 12,506
Investment in Buildscape                                                             --                   (947)
Real estate held for sale                                                         2,812                  2,882
Property and equipment, net                                                          54                     98
Other assets (net of accumulated amortization of $8 at 2001)                         57                     62
                                                                       -----------------     ------------------
          Total assets                                              $            15,729   $             15,272
                                                                       =================     ==================

            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt                                 $            12,296   $             13,593
  Accounts payable                                                                  464                    587
  Accrued liabilities                                                             3,673                  3,442
                                                                       -----------------     ------------------
          Total current liabilities                                              16,433                 17,622

Long-term debt                                                                    1,640                     --
Other liabilities                                                                   232                     77
                                                                       -----------------     ------------------
          Total liabilities                                                      18,305                 17,699

Commitments and contingencies (Note 5)

Stockholders' deficit:
  Common stock, $.10 par value; 20,000,000 shares authorized;
     4,767,123 issued and outstanding in 2002 and 2001                              477                    477
    Additional paid-in-capital                                                   16,513                 16,513
    Accumulated other comprehensive loss                                            (57)                   (38)
    Accumulated deficit                                                         (19,509)               (19,379)
                                                                       -----------------     ------------------
    Total stockholder' deficit                                                   (2,576)                (2,427)

                                                                       -----------------     ------------------

          Total liabilities and stockholders' deficit               $            15,729   $             15,272
                                                                       =================     ==================


     See Accompanying Notes to Condensed Consolidated Financial Statements.



                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (unaudited)
                     (in thousands except per share amounts)



                                                  Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
                                                  -----------------------------------     -----------------------------------

                                                       2002               2001                 2002                2001
                                                  ---------------    ----------------     ---------------     ---------------

Revenues:
     Sales and service revenues                $             228  $              199   $             646   $           1,012
     Other investment gains (losses)                         (28)                  6                 (40)                (24)
     Gains on real estate                                     --                  --                 106               3,916
     Gains on Greenleaf shares                                --                  --                  --                  77
     Gains on Buildscape shares                               --                  --                 947                  --
     Losses on Wickes shares                                  --                  (4)                (24)                (72)
     Other operating income                                   23                  26                 151                 237
                                                  ---------------    ----------------     ---------------     ---------------
                                                             223                 227               1,786               5,146

Costs and expenses:
     Direct costs                                             94                 119                 280                 486
     Provision for doubtful accounts                           5                   3                  89                  20
     Depreciation and amortization expense                    15                  24                  48                  87
     Selling, generaL and administrative expense             319                 223               1,017               1,050
                                                  ---------------    ----------------     ---------------     ---------------
                                                             433                 369               1,434               1,643


                                                  ---------------    ----------------     ---------------     ---------------
(Losses) earnings from operations                           (210)               (142)                352               3,503

     Interest expense                                        (99)               (595)             (1,072)             (1,822)

     Gain on modification of debt                             --                  --                 718                 --

     Equity in earnings (losses) of Wickes                   387                 108                (128)             (2,067)
                                                  ---------------    ----------------     ---------------     ---------------

     Earnings (losses) before income taxes                    78                (629)               (130)               (386)

     Income tax expense (benefit)                             --                (14)                  --                  33


                                                  ---------------    ----------------     ---------------     ---------------
     Net earnings (losses)                     $              78  $            (615)   $           (130)   $           (419)
                                                  ===============    ================     ===============     ===============


     Basic and diluted earnings (losses)
       per common share:
     Earnings (losses) per share               $            0.02  $            (.13)   $           (.03)   $           (.09)

     Weighted average number of common
        shares used in computing basic
        earnings (losses) per share                    4,767,123          4,767,123           4,767,123           4,767,123

     Weighted average number of common
        shares used in computing diluted
        earnings (losses) per share                    4,767,123          4,767,123           4,767,123           4,767,123




                      See Accompanying Notes to Condensed Consolidated Financial Statements.

                     Riverside Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                 For the Nine Months Ending Sept. 30,
                                                                             ------------------------------------------

                                                                                  2002                         2001
                                                                             ---------------               --------------
Operating Activities
    Net losses                                                            $            (130)             $          (419)
    Adjustments to reconcile net losses to net cash
       used in operating activities:
       Depreciation and amortization expense                                             48                           87
       Provision (recovery) for doubtful accounts                                        89                         (20)
       Gain on modification of debt                                                    (718)                          --
       Gains on real estate                                                            (106)                      (3,916)
       Gains of Greenleaf shares                                                         --                          (77)
       Gain on Buildscape shares                                                        (947)                         --
       Losses on Wickes shares                                                           24                           72
       Equity in losses of Wickes                                                       128                        2,067
       Change in other assets and liabilities:
          Decrease (increase) in accounts receivable                                    140                         (101)
          (Increase) decrease in other assets                                          (117)                         422
          Increase in accounts payable and accrued liabilities                          826                        1,314
          Increase in other liabilities                                                 155                           --
          Increase in current tax liabilities                                            --                           33
                                                                             ---------------               --------------
      Net Cash Used in Operating Activities                                           (608)                        (538)
                                                                             ---------------               --------------

Investing Activities
       Purchase of property, plant and equipment                                         --                          (13)
       Sale of investments:
         Sale of real estate held for sale                                              172                        5,863
         Sale of Greenleaf shares                                                        --                           77
         Sale of Wickes shares                                                           21                          223
                                                                             ---------------               --------------
       Net Cash Provided by Investing Activities                                        193                        6,150
                                                                             ---------------               --------------

Financing Activities
          Repayment of debt                                                             (11)                      (5,825)
          Increase in borrowings                                                        354                           --
          Purchase of ESOP Shares                                                        --                            9
                                                                             ---------------               --------------
       Net Cash Used In Financing Activities                                            343                      (5,816)
                                                                             ---------------               --------------

          Net  Decrease in Cash and Cash Equivalents                                    (72)                        (204)

          Cash and cash equivalents at beginning of period                              210                          246

                                                                             ---------------               --------------
          Cash and cash equivalents at end of period                      $             138             $             42
                                                                             ===============               ==============

   Supplemental schedule of cash flow information:
          Non-cash gain on modification of debt                           $             718             $             --
          Non-cash gain of Buildscape shares                                            947                           --
          Non-cash debt                                                                  --                           59



     See Accompanying Notes to Condensed Consolidated Financial Statements.

RIVERSIDE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.    ORGANIZATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES
      ____________________________________________________________

      Organization
      ____________

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

     On March 4, 2002, the Company received a second letter, dated February 28, 2002, from the Staff in which the Staff asked further questions regarding the Company's rationale for meeting the exclusions to the definition of an investment company. Under the Staff's interpretation, any investment gains reported on the Greenleaf Technologies Corporation ("Greenleaf") stock in a period when the Company reports a net loss will result in the Company meeting the definition of an investment company. Although Greenleaf is no longer conducting business and the stock is considered permanently impaired, (see Note
4. "Investment in Greenleaf"), the stock continues to trade on the Over-the-Counter Pink Sheets market. Rather than challenge this interpretation by the Staff, the Company has determined that the most cost effective resolution may be to sell the Greenleaf stock in bulk. A proposal has been made to sell the shares to the CEO of the Company for the current market value, giving the Company a call provision for twelve months to reacquire the shares at the CEO's purchase price. The Staff has agreed that this will resolve the issue of the investment company status but the Staff has advised the Company that it is researching other alternatives. The Greenleaf shares are currently pledged to secure the 11% Secured Notes. Therefore, the Company is working with the creditor on this proposed transaction pending final word from the Staff.

     Basis of Financial Statement Presentation
     _________________________________________


     The condensed consolidated financial statements present the financial position, results of operations, and cash flows of the Company.

     The condensed consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2002, and for all periods presented, have been made. The results for the three and nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

      Recently Issued Accounting Pronouncements
      _________________________________________


     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires companies to assess impairment of goodwill and other intangible assets on at least an annual basis to determine whether the fair value of those intangible assets continues to exceed the book value.
Instead of amortization of goodwill, companies are required to record an impairment charge if the fair value is below carrying value. The Company adopted this standard on January 1, 2002 and, as a result, ceased recording amortization of goodwill. The Company will continue to evaluate the goodwill associated with its equity method investments in Wickes in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," which requires an impairment charge be recorded if there is an "other-than-temporary" decline in the underlying investment supporting the goodwill. There was no impairment recorded during the nine months ended September 30, 2002.

     There was $131,000 and $393,000 of goodwill amortization recorded for the three and nine months ended September 30, 2001, respectively. The effect on the Company's financial statements adjusted to exclude goodwill amortization is reflected in the table below:



                                                  Three Months Ended            Nine Months Ended
                                                    Sept. 30, 2001                Sept. 30, 2001
                                                  --------------------         ---------------------

   Reported net losses:                        $                 (615)       $                 (419)
   Add back goodwill amortization                                 131                           393
                                                  --------------------         ---------------------
   Adjusted losses                             $                (484)       $                  (26)
                                                  ====================         =====================

   Net losses per common
     share - basic and diluted:
     Reported net losses                       $                (0.13)       $                (0.09)
     Goodwill amortization                                       0.03                          0.08
                                                  --------------------         ---------------------
     Adjusted net losses                       $                (0.10)       $                (0.01)
                                                  ====================         =====================



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

     In October 2001, the FASB issued Statement of Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121 and requires that long-lived assets held for use and those to be disposed of be measured for impairment. The Company adopted this Statement effective January 1, 2002 and there was no material impact on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 amend FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions related to SFAS 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The Company classified the gain on modification of debt as non-operating income as a result of adopting SFAS 145.

     In June 2002, the FASB issued Statement of Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the standard effective January 1, 2003.

     Comprehensive Income
     ____________________


     Changes in the components of other comprehensive income and in accumulated other comprehensive income for the first nine months of 2002 are as follows:


                                                           Unrealized              Total
                                                            Gains on           Comprehensive
                                                           Securities              Loss
                                                        ------------------   ------------------

Balance at December 31, 2001                         $               (38)  $           (1,964)

Change during the first nine months of 2002                          (19)                (149)
                                                        ------------------   ------------------
Balance at September 30, 2002                        $               (57)  $           (2,113)
                                                        ==================   ==================

2.   INVESTMENT IN WICKES, INC.  ("Wickes")
     ______________________________________


     As of September 30, 2002, Riverside beneficially owned 2,851,443 shares of Wickes' common stock, which constituted 34% of Wickes' outstanding voting and non-voting common stock.

     Summary financial information of Wickes follows (in thousands):


                                                                      Sept. 28, 2002          Dec. 29, 2001
                                                                   -----------------        ---------------

   Current assets                                                  $     191,800           $    196,647
   Total assets                                                          284,727                297,073
   Current liabilities                                                    81,953                 73,676
   Long-term debt                                                        173,100                193,253
   Other long-term liabilities                                             3,142                  3,373
   Common stockholders' equity                                     $      26,532          $      26,771



                                                     Three Months Ended                       Nine Months Ended
                                             ----------------------------------     ------------------------------------
                                               Sept. 28, 2002   Sept. 29, 2001       Sept. 28, 2002      Sept. 23, 2001
                                             ----------------   --------------       --------------      --------------

     Net sales                            $         237,284  $         295,307   $          657,718  $          754,226
     Cost of sales                                  185,609            234,055              517,012             592,406
     Gross profit                                    51,675             61,252              140,706             161,820
     Selling, general & administrative               44,215             55,331              124,117             148,200
     Other expenses                                   2,399              1,729                7,507               5,477
     Interest expense                                 3,941              5,417               12,432              16,811
     Other income                                      (772)              (710)              (3,267)             (1,823)
     Income(loss) before income tax                   1,892              1,485                  (83)             (6,845)
        Net income (loss)                 $           1,123  $             689  $              (362)  $          (4,813)


     On October 30, 2002, Wickes announced the signing of a definitive agreement for the sale of substantially all of the assets of Wickes' operations in Wisconsin and Northern Michigan to Lanoga Corporation. The final purchase price will be determined at closing, which is tentatively scheduled for December 16, 2002. The expected proceeds approximates a minimum of $55 million for property plus additional proceeds to be determined based on the final amounts of inventory and accounts receivable. Wickes expects to record a significant gain from this transaction. The funds provided by this transaction will be used to pay down the Wickes' revolving credit. Included in the transaction are 14 distribution facilities and three component plants in Wisconsin, and 17 distribution facilities and one component plant in Michigan. These facilities generated combined sales of approximately $300 million in fiscal 2001. Wickes will retain its operations in the southern half of the lower-peninsula of Michigan, including all of its operations in Coldwater, Davison, Grand Blanc, Grand Rapids, Owosso, Port Huron, Romeo, Mason, Rochester, Monroe, Jackson and Kalamazoo. The transaction will require approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and is subject to other contingencies common in similar transactions.

3.   INVESTMENT IN BUILDSCAPE, INC. ("Buildscape")
     ____________________________________________


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

4.   INVESTMENT IN GREENLEAF ("Greenleaf")
     _____________________________________


     The Company accounts for its investment in Greenleaf common stock as available for sale. Subsequent to December 31, 2001, Greenleaf operations ceased. Accordingly, the Greenleaf common stock is permanently impaired. As such, the Company wrote down the investment to $0 at December 31, 2001.

5.   COMMITMENTS AND CONTINGENCIES
     _____________________________


     The Company is not aware of any legal proceedings that will have a material adverse effect on the Company.

     In connection with the sale of Dependable Insurance Company, Inc. ("Dependable"), a former property and casualty company of the Parent Company, the Company agreed to indemnify the purchaser for certain losses on various categories of liabilities. Terms of the indemnities provided by the Company vary with regards to time limits and maximum amounts. In 1995, in connection with the sale of Dependable, the Company established a reserve for $300,000 for future losses. Since the Company had not experienced losses on this business, the Company released $75,000 and $150,000 of the reserve in 1999 and 1998, respectively. In June 2002, the Company received notice of a potential claim of $155,000. Dependable has paid the claim and is seeking reimbursement from reinsurers. However, Dependable has been unsuccessful to date in collecting from the reinsurers and the Company will be responsible for the unrecovered portion. Dependable continues to pursue the reinsurers, however, the Company increased its reserve in the second quarter of 2002 to $230,000 to cover this potential loss and any future losses.

     In connection with the sale of its mortgage lending operation in 1997, the Company agreed to indemnify the purchaser against losses on the construction loan portfolio that was transferred. The Company pledged 62,500 shares of its Wickes' common stock as collateral for this indemnification obligation. In 2001, the Company was notified of a potential liability under its indemnity and, in January 2002, the Company agreed to settle this liability with the purchaser. The Company's Condensed Consolidated Balance Sheet at December 31, 2001, includes a payable for approximately $135,000 for this liability. The creditor has agreed to a liquidation of the collateral in the market place to satisfy the liability. During the nine months ended September 30, 2002, the Company sold 8,800 shares of the Wickes common stock held as collateral for approximately $21,000, reducing the liability to $114,000 at September 30, 2002. The Company believes that these indemnities will not have a material adverse effect on the Company's financial position or results of operation.

Parent Company Liquidity and Management's Plans

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company's current liabilities exceeded its current assets. In addition, the Company's total liabilities exceeded its total assets by $2,576,000. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in
Note 6, the Company is in continuing discussions regarding the possibility of restructuring the majority of its outstanding debt. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

     The Company is primarily a holding company, which derives its financial resources through asset sales. At September 30, 2002, such assets consist of 47 acres of land located within Smyrna, Georgia and 2,851,443 shares of Wickes common stock, all of which are pledged as collateral on the Company's debt agreements. The Company's debt agreements require the proceeds from the sale of these assets to be used to pay principal and interest on the related indebtedness. Accordingly, unless the creditors release these assets, the sale of such assets will not generate resources to be used to pay other current obligations or to pay operating expenses until the debt has been repaid in full.

     The Company is vigorously pursuing the sale of its Georgia property, which management believes may be sufficient to retire the mortgage debt and reduce the balance of the 11% Secured Notes. The Company received an extension of its debts payable to Imagine and is in continuing discussions regarding the possibility of restructuring the majority of its debt. The Company is evaluating all options on liquidating assets and investments to meet the debt requirements. If the Company is unsuccessful in these efforts, it may file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and operate its businesses as debtors in possession under the supervision of the Bankruptcy Court.

6.   LONG-TERM DEBT
     ______________

     Consolidated long-term debt is comprised of the following as of September 30, 2002 (in thousands):

Collateralized notes                                       $         9,500

Wickes promissory note                                                 402

Imagine loan                                                         2,022

Imagine promissory note                                                354

Mortgage debt                                                        1,640

Other                                                                   18
                                                               ------------
Long-term debt                                                      13,936

Less current maturities                                            (12,296)
                                                               ------------
Total long-term debt less current maturities               $         1,640
                                                               ============


Collateralized Notes ("the 11% Secured Notes")

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

     On September 30, 2002, Imagine agreed to amend the Credit Agreement and 11% Secured Notes, extending the maturity date to November 30, 2002. Additionally, the interest rate on the 11% Secured Notes remained the same.

     The Company is in continuing discussions regarding the possibility of restructuring the 11% Secured Notes. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek protection under applicable federal bankruptcy laws.

     As of September 30, 2002, Imagine has a first lien on 8,460,000 shares of Greenleaf's common stock and a second lien on the assets securing the mortgage debt.

Imagine Loan

     On June 25, 2002, Imagine agreed to amend their Loan, extending the maturity date to September 30, 2002 and reinstating the Loan and Loan Documents in accordance with the terms and conditions, as amended, as if no default had occurred.

     On September 30, 2002, Imagine amended its Loan, extending the maturity date to November 30, 2002. The Company is in continuing discussions regarding the possibility of restructuring this Loan.

     As of September 30, 2002, there were 758,155 shares of Wickes common stock and 1,000 shares of Cybermax common stock held as collateral on this debt. Imagine Promissory Note

Imagine Promissory Note

     In July 2002, the Company received a proposal from Imagine offering to restructure the 11% Secured Notes and the Imagine Loan. The Company is in continuing discussions regarding the possibility of restructuring the majority of its outstanding debt. In connection with this review process, Imagine agreed to loan funds to the Company to cover critical operating expenses and professional services required to review and respond to their proposal.

     As of September 30, 2002, Imagine has lent the Company $353,552. This loan will mature on November 30, 2002, the same date the 11% Secured Notes and Imagine Loan mature. The interest rate on this loan is 10% per annum.

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

     As of September 30, 2002, in addition to the real estate, there were 2,016,168 shares of Wickes' common stock held as collateral on this mortgage debt.

7.   INCOME TAXES
     ____________


     The Company's effective tax rate was 0% for the three and nine months ended September 30, 2002 and 2% for the three and nine months ended September 30, 2001. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits, which will be realized upon sale or subsequent increase in the GAAP basis of this investment.

     The Company has established a reserve for the full amount of deferred tax assets. In management's opinion, it is unlikely the deferred tax assets will be realized in the near future.

8.   RELATED PARTY TRANSACTIONS
     __________________________


     The Company reimburses its share of actual costs incurred from the Company's use of an airplane owned by an affiliate of Mr. Wilson, the Company's Chairman, President and Chief Executive Officer. Reimbursement expenses were $0 and $17,000 for the nine months ending September 30, 2002 and 2001, respectively.

     Included in operations for the nine months ending September 30, 2002 and 2001 is expense related to office expenses charged by Wilson Financial to the Company of $13,500 and $22,500, respectively.

     Included in operations for the nine months ending September 30, 2002 and 2001 is income related to software and editorial services provided by the Company to Buildscape of $35,000 and $238,000, respectively. For certain costs, including office space and overhead, business, human resources and accounting, the Company and Buildscape entered into a shared services agreement. This agreement allocates expenses to Buildscape based on its proportioned usage. Buildscape's proportional usage for the nine months ending September 30, 2002 and 2001 was approximately $210,000 and $363,000, respectively.

     In February 2002, Cybermax entered into an agreement with Wickes. The agreement calls for Cybermax to design, develop and support a web based system that will aid Wickes in marketing and selling products. For the nine months ended September 30, 2002, Cybermax received approximately $58,500 from Wickes under this agreement.

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

9.   SUBSEQUENT EVENTS
     _________________

     The Company is in continuing discussions regarding the possibility of restructuring the majority of its outstanding debt. In connection with these discussions, Imagine agreed to loan funds to the Company to cover critical operating expenses and professional services required to review and respond to its proposal. As of November 12, 2002, Imagine has lent the Company $465,383. For the terms of this loan, see Note 6. to the Condensed Consolidated Financial Statements.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          _______________________________________________________________


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


                                Lines of Busines

     The following table sets forth certain financial data for the three and nine months ended September 30, 2002 and 2001, respectively, for the following segments: Buildscape, Cybermax, Wickes and the Parent Group. The "Parent Group" includes real estate, parent company operations and all eliminating entries for inter-company transactions. The Company accounted for its investment in Wickes under the equity method for the third quarter of 2002 and 2001, respectively. Additionally, the Company accounted for its investment in Buildscape through the second quarter of 2002 under the equity method.



                                                      Three Months Ended                      Nine Months Ended
                                               ---------------------------------        ------------------------------

                                                  Sept. 30,         Sept. 30,             Sept. 30,        Sept. 30,
                                                    2002               2001                  2002             2001
                                               --------------    ---------------        -------------    -------------
                                                        (in thousands)                          (in thousands)

Sales:
  Cybermax                                  $            228  $             199      $           646  $         1,012
  Parent Group                                            --                 --                   --               --
                                               --------------    ---------------        -------------    -------------

          Total                             $            228  $             199      $           646  $         1,012
                                               ==============    ===============        =============    =============

Direct costs:
  Cybermax                                  $             94  $             119      $           280  $           486
  Parent Group                                            --                 --                   --               --
                                               --------------    ---------------        -------------    -------------
          Total                             $             94  $             119      $           280  $           486
                                               ==============    ===============        =============    =============

Other operating income:
  Cybermax                                  $             17  $              26      $           145  $            26
  Parent Group                                             6                 --                    6              211
                                               --------------    ---------------        -------------    -------------

          Total                             $             23  $              26      $           151  $           237
                                               ==============    ===============        =============    =============

Investment income and realized
    gains/(losses):
  Buildscape (1)                            $             --  $              --      $           947  $            --
  Cybermax                                                --                 --                   --               --
  Wickes (2)                                              --                 (4)                 (24)             (72)
  Parent Group                                           (28)                 6                   66            3,969
                                               --------------    ---------------        -------------    -------------

          Total                             $            (28)  $              2      $           989  $         3,897
                                               ==============    ===============        =============    =============

Expenses:
  Cybermax                                  $            197  $             186      $           597  $           824
  Parent Group                                           142                 64                  557              333
                                               --------------    ---------------        -------------    -------------

          Total                             $            339  $             250      $         1,154  $         1,157
                                               ==============    ===============        =============    =============

Earnings from operations:
  Buildscape                                $             --  $              --      $           947  $         (272)
  Cybermax                                               (46)               (80)                 (86)             --
  Wickes (2)                                              --                 (4)                 (24)            (72)
  Parent Group                                          (164)               (58)                (485)           3,847
                                               --------------    ---------------        -------------    -------------

          Total                             $           (210)  $           (142)      $          352  $         3,503
                                               ==============    ===============        =============    =============

Interest expense:
  Cybermax                                  $             --  $              --      $            --  $            --
  Wickes (3)                                              --                408                  779            1,208
  Parent Group                                            99                187                  293              614
                                               --------------    ---------------        -------------    -------------
                                               -
          Total                             $             99  $             595      $         1,072  $         1,822
                                               ==============    ===============        =============    =============

Identifiable assets:
  Buildscape (1)                            $             --  $           (947)      $            --  $         (947)
  Cybermax                                               185                313                  185              313
  Wickes (4)                                          12,332             13,417               12,332           13,417
  Parent Group                                         3,212              5,470                3,212            5,470
                                               --------------    ---------------        -------------    -------------

           Total                            $         15,729             18,253      $        15,729  $        18,253
                                               ==============    ===============        =============    =============

(1) In June 2002, the Company wrote off its investment in Buildscape, which resulted in a gain of $947,000.

(2) Includes losses of $0 and $4,000 on the sale of Wickes stock for the three months ended September 30, 2002 and 2001, respectively, and $24,000 and $72,000 for the nine months ended September 30, 2002 and 2001, respectively.

(3) Includes an interest allocation from Riverside on its 11% Secured Notes of $0 and $408,000 for the three months ended September 30, 2002 and 2001, respectively, and $779,000 and $1,208,000 for the nine months ended September 30, 2002 and 2001, respectively.

(4) The Company's balance sheet and statements of operations reflect the Company's investment in Wickes under the equity method.

                                    Cybermax

     The following table sets forth information concerning the results of Cybermax for the three and nine months ended September 30, 2002 and 2001, respectively: (in thousands)

                                             Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                           ----------------------------------     ------------------------------------
                                                2002               2001                2002                2001
                                           ---------------    ---------------     ---------------    -----------------

Sales                                   $             228  $             199   $             646  $             1,012
Direct costs                                           94                119                 280                  486
                                           ---------------    ---------------     ---------------    -----------------

          Net profit                                  134                 80                 366                  526
Selling, general and administrative                   194                176                 585                  757
Depreciation and amortization                           3                 10                  12                   67
                                           ---------------    ---------------     ---------------    -----------------

          Total expenses                              197                186                 597                  824
Other operating income                                 17                 26                 145                   26
                                           ---------------    ---------------     ---------------    -----------------

Net earnings (losses)                   $            (46)  $            (80)   $            (86)  $             (272)
                                           ===============    ===============     ===============    =================


     Revenues for the third quarter of 2002 were $228,000 compared to $199,000 for the third quarter of 2001. Revenues for the third quarter of 2002 include $108,000 of e-Commerce solutions sales, $52,000 of e-Learning sales, $31,000 of network services and $37,000 of software license fees. Revenues for the third quarter of 2001 include $97,000 of e-Commerce solutions sales, $74,000 of e-Learning sales, and $28,000 of network services.

     The direct costs for the third quarter of 2002 include $70,000 for e-Commerce solutions sales, $12,000 for e-Learning sales and $12,000 for network services. The direct costs for the third quarter of 2001 include $75,000 for e-Commerce solutions sales, $17,000 for e-Learning sales, and $27,000 for network services.

     Selling, general and administrative expenses increased by 10%. The primary reason for this increase was higher management fees paid to Ennovative Commerce Solutions, Inc. ("Ennovative") and increased advertising and maintenance and development expense. This increase was partially offset by decreases in employee related expenses, such as salaries and travel expense.

     In June 2001, the Company entered into an agreement with Ennovative, whereby, effective July 1, 2001, Ennovative would manage and operate the business of Cybermax. Ennovative receives a fee of 60% of the profits and is responsible for funding 60% of the losses as defined by the agreement. During the third quarter of 2002, Cybermax recorded miscellaneous income of $17,000 for Ennovative's share of Cybermax losses.

     Revenues for the nine months ended September 30, 2002 were $646,000 compared to $1,012,000 for the nine months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 include $437,000 of e-Commerce solutions sales, $93,000 of e-Learning sales, $79,000 of network services and $37,000 of license fees. Revenues for the nine months ended September 30, 2001 include $555,000 of e-Commerce solutions sales, $298,000 of e-Learning sales, $73,000 of multi-media sales and $86,000 of network services. The decrease in revenues is due to the decline in corporate spending for web-based products.

     The direct costs for the nine months ended September 30, 2002 include $220,000 for e-Commerce solutions sales, $13,000 for e-Learning sales and $47,000 for network services. The direct costs for the nine months ended September 30, 2001 include $274,000 for e-Commerce solutions sales, $137,000 for e-Learning sales, $15,000 for multi-media sales and $60,000 for network services.

     Selling, general and administrative expenses decreased by 23%. The primary reason for this decrease was the reduction of personnel and reserves for bad debt. This decrease was slightly offset by increases in advertising, maintenance and development expense, and the management fee to Ennovative.

     Pursuant to the Company's agreement with Ennovative, as discussed above, Cybermax recorded miscellaneous income of $145,000 for Ennovative's share of Cybermax losses for the first nine months of 2002.


                                   Buildscape

     The Company's investment in Buildscape at December 31, 2001 was a deficit of $947,000. Accordingly, the Company has not recorded its equity in Buildscape's losses since October 21, 1999. On June 30, 2002, the Company transferred its entire ownership in Buildscape to Dow to satisfy a guaranty given by the Company on the Buildscape LLC debt. In addition, the Company transferred its shares of Buildscape to Dow. As a result of this transaction, during the second quarter of 2002, the Company wrote off its entire investment in both Buildscape LLC and Buildscape, generating a gain of $947,000.

                                     Wickes

     The Company's results of operations include earnings attributable to Wickes of $387,000 and $108,000 for the third quarter of 2002 and 2001, respectively. In addition, the Company allocated $0 interest expense on its 11% Secured Notes for the third quarter of 2002, compared to the third quarter of 2001, when the Company allocated $408,000 of interest expense on its 11% Secured Notes and $4,000 of losses on the sales of its Wickes' common stock.

     The Company's results of operations include losses attributable to Wickes of $128,000 and $2,067,000 for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company allocated $779,000 of interest expense on its 11% Secured Notes and $24,000 of losses on the sales of its Wickes common stock for the nine months ending September 30, 2002. For the nine months ending September 30, 2001, the Company allocated $1,208,000 of interest expense on its 11% Secured Notes and $72,000 of losses on the sales of its Wickes' common stock.

     For additional information regarding Wickes' financial statements, see the Wickes Form 10Q for the third quarter of 2002 filed by Wickes on November 12, 2002 with the Securities and Exchange Commission.

                      Parent Company and Other Subsidiaries

     The following discussion relates to the operations of the Parent Company, excluding the real estate operations, which is discussed in a separate section below.
     The Parent Company's non-interest operating expenses for the third quarter of 2002 increased to $142,000 compared to $64,000 during the same period in 2001. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of the costs based on actual usage during a period. Therefore, comparison between periods may not be meaningful.

     Revenues of the Parent Group (excluding sales and investment income) for the third quarter of 2002 and 2001 were $6,000 and $0, respectively. The Parent Company's income primarily consists of non-recurring items. Therefore, comparisons between periods may not be meaningful.

     Interest expense (excluding an interest allocation to Wickes for the Parent Company's 11% Secured Notes of $0 in 2002 and $408,000 in 2001, respectively) for the third quarter ending September 30, 2002 and 2001, was $99,000 and $187,000, respectively. Interest expense consisted of $20,000 on the Company's mortgage debt, $68,000 on the Imagine loan and promissory note and $11,000 on the Wickes promissory note for the third quarter of 2002 and 2001. Interest expense consisted of $113,000 on the Company's mortgage debt, $65,000 on the Imagine loan and $9,000 on the Wickes promissory note for the third quarter of 2001.

     The Parent Company's non-interest operating expenses for first nine months of 2002 increased to $557,000 compared to $333,000 during the same period in 2001. The primary reason for the increase is due to an additional reserve established in the amount of $155,000 for future claims from the Company's former property and casualty subsidiary. For further information regarding this increase, see Note 5 to the Condensed Consolidated Financial Statements. For certain costs, including human resources, senior management, accounting and office related expenses, the Parent Company charges its subsidiaries for its share of the costs based on actual usage during a period. Therefore, comparison between periods may not be meaningful.

     Revenues of the Parent Group (excluding sales and investment income) for the first nine months of 2002 and 2001 were $6,000 and $0, respectively. The Parent Company's income primarily consists of non-recurring items. Therefore, comparisons between periods may not be meaningful.

     Interest expense (excluding an interest allocation to Wickes for the Parent Company's 11% Secured Notes of $779,000 in 2002 and $1,208,000 in 2001,
respectively) for the first nine months of 2002 and 2001, was $293,000 and $614,000, respectively. For the first nine months ending September 30, 2002, interest expense consisted of $64,000 on the Company's mortgage debt, $198,000 on the Imagine loan and promissory note and $31,000 on the Wickes promissory note. For the first nine months ending September 30, of 2001, interest expense consisted of $386,000 on the Company's mortgage debt, $195,000 on the Imagine loan and $33,000 on the Wickes promissory note.

     On June 25, 2002, Imagine agreed to amend the Credit Agreement and 11% Secured Notes, extending the maturity date to September 30, 2002. Additionally, the interest rate on the 11% Secured Notes, which was accruing at 17% per annum pursuant to the Company's forbearance agreement with the Noteholders, was amended to a rate of 11%, effective September 30, 2000 and the 11% Secured Notes were fully reinstated in accordance with the terms and conditions, as amended, as if no default had occurred. In accordance with FASB 15 "Accounting by Debtors and Creditors for Trouble Debt Restructuring", the Company recorded a gain of approximately $718,000 during the second quarter of 2002, as a result of the modification of debt. For additional information regarding the current status of the 11% Secured Notes, see Note 6 to the Condensed Consolidated Financial Statements.

                            Real Estate Held for Sale

     The Company's real estate held for sale at September 30, 2002 consists of $2,804,000 in Georgia properties and $8,000 in other states. Investments in real estate held for sale are carried at the lower of cost or fair value. As a result, the Company's investment in real estate is carried at cost. Included in the real estate held for sale are approximately 47 acres of land located within Highlands Park in Smyrna, Georgia.

     The Company had no sales of its real estate investments during the third quarter of 2002 and 2001, respectively.

     During the first nine months of 2002, the Company sold 1.195 acres of its Highlands property for approximately $185,000. The Company recorded a gain of $106,000 on the sale. During the first nine months of 2001, the Company sold 41 acres of its Highlands property for approximately $6,389,000. The Company recorded gains of approximately $3,916,000 on these sales. The entire sales proceeds were used to pay the Company's mortgage debt and a prepayment of interest.

                                    Greenleaf

     The Company had no sales of its Greenleaf common stock during the first nine months ended September 30, 2002.

     The Company had no sales of its Greenleaf common stock during the third quarter of 2001. During the first nine months of 2001, the Company sold 300,000 shares of its Greenleaf common stock for approximately $77,000.

                                  Income Taxes

     The Company's effective tax rate was 0% for the three and nine months ended September 30, 2002 and 2% for the three and nine months ended September 30, 2001. The Company's equity in losses of Wickes has reduced the Company's GAAP basis in its investment in Wickes creating deferred tax benefits, which will be realized upon sale or subsequent increase in the GAAP basis of this investment.


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

     Riverside's cash on hand will not be sufficient to support its operations and overhead through 2002. Therefore, the Company will need to obtain significant additional funds through asset sales or additional borrowings or other financing for such purposes and may need to reduce the level of its operations. As described in Note 6 of the Condensed Consolidated Financial Statements, the Company is in continuing discussions regarding the possibility of restructuring the majority of its outstanding debt. There can be no assurance that the Company will be able to successfully negotiate a restructuring of its debt and the failure to do so would have a material adverse effect on the Company's financial position. In addition, if a successful restructuring of its debt obligations does not occur, the Company may need to seek protection under applicable federal bankruptcy laws.

Cash Used in Operations

     During the third quarter of 2002, the Company used approximately $297,000 of cash for its operations, including $227,000 of cash used for the operations of the Parent Company and $70,000 of cash used by the operations of Cybermax.

     During the first nine months of 2002, the Company used approximately $608,000 of cash for its operations, including $404,000 of cash used for the operations of the Parent Company and $204,000 of cash used for the operations of Cybermax.

Cash Provided by Investing Activities

     The Company had no sales of its Wickes stock or real estate investments during the third quarter of 2002.

     During the first nine months of 2002, the Company's investments generated approximately $193,000 of cash. Sales of the Company's real estate investments generated approximately $172,000 of cash. The real estate proceeds were used to make interest and property tax payments. As of September 30, 2002, the Company has made a prepayment of interest of approximately $118,000. In addition, during the first nine months of 2002, the Company sold 8,800 shares of its Wickes stock for approximately $21,000. See Note 5 to the Condensed Consolidated Financial Statements.

Cash Used in Financing Activities

     During the third quarter of 2002, the Company borrowed $354,000 from Imagine. See Note 6 to the Condensed Consolidated Financial Statements. In addition, during the third quarter of 2002, the Company reduced its other debt by approximately $3,000.

     During the first nine months of 2002, the Company borrowed $354,000 from Imagine, and reduced its other debt by approximately $11,000. For further information regarding the Imagine debt, see Note 6 to the Condensed Consolidated Financial Statements.

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

     Investment in Wickes

     The Company's 34% investment in Wickes is accounted for under the equity method of accounting. Goodwill of $3.6 million at September 30, 2002 and at December 31, 2001 is included in the value of the investment in Wickes. Management has reviewed its investment in Wickes for impairment due to Wickes' reported losses from operations for the periods ended September 30, 2002 and December 31, 2001. Based upon estimates of Wickes' expected future cash flows (undiscounted and without interest charges), no impairment allowance was required at December 31, 2001. In addition, no events have occurred nor circumstances changed that would indicate an impairment at September 30, 2002. The carrying value of the Company's 2,851,443 shares of Wickes common stock at September 30, 2002 of $12,332,000 was greater than the fair value of $1,141,000 as determined by the quoted market price. This unrealized depreciation in value is considered by management to be temporary. However, the Company may be required to sell its Wickes shares to generate resources to pay principal and interest on debt. Continued losses in Wickes' operations and/or deterioration in economic conditions would result in realized losses from the sale of Wickes common stock and a possible impairment in the value of the Company's investment in Wickes, both of which could have a significant negative impact.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         __________________________________________________________

     The following discussion about the Company's risk-management activities includes "forward-looking" statements that involve risk and uncertainties. For the Company's "Forward-Looking" Statement, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Actual results could differ materially from those projected in the forward-looking statements. The Company is subject to market risk from changes in market price of equities and real estate.

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


                                                       Current                @90%                   @75%
             (in thousands)                             Value                 Value                  Value
             -------------                          ------------          ------------        ---------------

Market price less sales expenses                   $       5,241       $        4,717         $        3,931
Realized gains                                     $       2,437       $        1,913         $        1,127
Cash flow net of mortgage debt                     $       3,234       $        2,747         $        2,016


     The Company believes that its interest rate risk is minimal as a hypothetical ten percent increase or decrease in interest rates is immaterial to the Company's cash flow and earnings. The Company has mortgage debt at a floating rate of interest calculated using the London InterBank Offered Rate ("LIBOR") plus 300 basis points with a current outstanding balance of $1.6 million.

Item 4.  CONTROLS AND PROCEDURES
         _______________________


     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above.

                                     PART II
                                OTHER INFORMATION





Item 1.           Legal Proceedings

                  For information regarding the Company's legal proceedings, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.


Item 6.           Exhibits and Reports on Form 8-K

4.1               (a)      Amendment to Loan Agreement and  Note dated September
                  30, 2002, between the registrant and Imagine Investments, Inc.

                  (b) Amendment to Credit Agreement and Notes dated September 30, 2002, between the registrant and Imagine Investments, Inc.

                  (c) Promissory Note dated October 21, 2002, between the registrant and Imagine Investments, Inc.

         99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              RIVERSIDE GROUP, INC.



                                              By /s/ J. Steven Wilson
                                                 ______________________________
                                                 J. Steven Wilson
                                                 Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer



                                              By /s/ Catherine J. Gray
                                                 ______________________________
                                                 Catherine J. Gray
                                                 Senior Vice President and
                                                 Chief Financial Officer



                                                 Date:  November 13, 2002

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, J. Steven Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Riverside Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2002

By:      /s/J. Steven Wilson
         _____________________________________
         J. Steven Wilson
         Chairman of the Board, President and
         Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Catherine J. Gray, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Riverside Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

By:      /s/Catherine J. Gray
         ____________________________
         Catherine J. Gray
         Senior Vice President and
         Chief Financial Officer